Form 10QSB
period 2006-09-30
Mariposa Resources, Ltd.
filed 2006-11-03
CIK 1375576

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the Quarterly Period ended September 30, 2006

Commission File Number 333-137481

MARIPOSA RESOURCES, LTD.

(Name of small business issuer in its charter)

Nevada                                             06-1781911

(State of                                               (IRS Employer

Incorporation)                                         ID Number)

11923 S.W. 37 Terrace

Miami, FL 33175

305-677-9456

(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes X                         No _____

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes __                        No  X

There were 3,000,000 shares of Common Stock issued and outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format:         Yes             No __X__

ITEM 1. FINANCIAL STATEMENTS

Statement 1

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Interim Balance Sheet

ASSETS		As at September 30, 2006 (Unaudited)	As at June 30, 2006 (Audited)
CURRENT ASSETS			
Cash	$	12,080	$ 13,813
Prepaid expenses		3,803	5,000
TOTAL ASSETS	$	15,883	$ 18,813

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENTLIABILITIES			
Accrued liabilities	$	750	$ 1,500
Going Concern ***(Note 1)***			
STOCKHOLDERS' EQUITY			
Capital Stock *(Note 3)*			
Authorized:			
100,000,000 common shares, $0.001 par value		-	-
100,000,000 preferred shares, $0.001 par value			
Issued and outstanding shares:			
3,000,000 common shares - *Statement 3*		3,000	2,000
Additional paid-in capital- *Statement 3*		27,000	18,000
Accumulated deficit- *Statement 3*		(14,867)	(2,687)
Equity - *Statement 3*		15,133	17,313
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$	15,883	$ 18,813

-The accompanying notes are an integral part of these financial statements -

Statement 2

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Interim Statements of Operations

Unaudited

	Three-Months Ended September 30, 2006	Cumulative from Inception (May 31, 2006) to September 30, 2006
EXPENSES		
General and administrative	**$ 4,306**	$ 6,993
Loss Before Other Items	**(4,306)**	(6,993)
Other Items		
Mineral property costs	**(7,874)**	(7,874)
Loss for the Period	**$ 12,180**	$ 14,867
PER SHARE DATA:		
Basic and diliuted loss per share	**$ 0.00**	
Weighted average number of shares outstanding	**3,000,000**	

-The accompanying notes are an integral part of these financial statements -

Statement 3

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Interim Statements of Stockholder's Equity

	Common Stock		Additional	Deficit Accumulated During the	
	Shares	Amount	Paid-in Capital	Exploration Stage	Total
Inception - May 31, 2006	-	$ -	$ -	$ -	$ -
Common shares issued to a founder at $0.01 cash per share	2,000,000	2,000	18,000	-	20,000
Loss for the period	-	-	-	(2,687)	(2,687)
Balance, June 30, 2006 (audited)	2,000,000	$ 2,000	$ 18,000	$ (2,687)	$ 17,313
Common shares issued for cash at $0.01 per share	1,000,000	1,000	9,000	-	10,000
Loss for the period	-	-	-	(12,180)	(12,180)
Balance, September 30, 2006 (unaudited)	3,000,000	$ 3,000	$ 27,000	$ (14,867)	$ 15,133

-The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Statement 4

Interim Statements of Cash Flows

Unaudited

	Three-Months Ended September 30, 2006	Cumulative from Inception (May 31, 2006) to September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES		
Net loss	$ (12,180)	$ (14,867)
Changes in Operating Assets and Liabilities:		
(Increase) decrease in prepaid expenses	1,197	(3,803)
Increase (decrease) in accrued liabilities	(750)	750
Net Cash (Used) in Operating Activities	(11,733)	(17,920)
CASH FLOWS FROM FINANCING ACTIVITIES		
Common stock issued for cash	10,000	30,000
Net Cash Provided by Financing Activities	10,000	30,000
INCREASE (DECREASE) IN CASH	(1,733)	12,080
CASH AT BEGINNING OF PERIOD	13,813	-
CASH AT END OF PERIOD	$ 12,080	$ 12,080
Supplemental Cash Flow Disclosures:		
Cash paid for:		
Interest expense	$ -	$ -
Income taxes	$ -	$ -

-The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

September 30, 2006

Unaudited

1. Organization and Going Concern

Mariposa Resources, Ltd. (the "Company") was incorporated on May 31, 2006 in the State of

Nevada, U.S.A. It is based in Miami, Florida.

The Company is an exploration stage company that engages principally in the acquisition, exploration and development of resource properties. By Exploration Lease Agreement dated July 27, 2006, the Company has the right to conduct exploration work on 20 mineral mining claims in Esmeralda County, Nevada, U.S.A. and has not yet determined whether this property contains reserves that are economically recoverable. To date, the Company's activities have been limited to its formation and the raising of equity capital.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2006, the Company has working capital of $15,133 and an accumulated deficit of $14,867. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Significant Accounting Policies

a) Basis of Presentation

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

b) Fiscal Periods

The Company's fiscal year end is June 30.

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

September 30, 2006

Unaudited

2. Significant Accounting Policies - Continued

c) Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

d) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

e) Mineral Property Costs

The Company has been in the exploration stage since its formation in May 31, 2006 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units- of-production method over the estimated life of the probable reserve.

f) Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable or at least at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

September 30, 2006

Unaudited

2. Significant Accounting Policies - Continued

g) Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119,

"Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents, accounts payable, accrued liabilities and amount due to related party approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

h) Segmented Reporting

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The company presently operates only in the United States.

i) Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

j) Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number

128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

September 30, 2006

Unaudited

2. Significant Accounting Policies - Continued

k) Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial operational, technological and other risks associated with operating a resource exploration business, including the potential risk of business failure.

l) Foreign Currency Translations

The Company's functional and reporting currency is the US dollar. All transactions initiated in other currencies are translated into the US dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of shareholders' equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to

September 30, 2006.

m) Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

n) Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

September 30, 2006

Unaudited

2. Significant Accounting Policies - Continued

o) Stock-Based Compensation

The Company follows Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No.

25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS

123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The adoption of this accounting policy did not have any effect on prior periods.

As at September 30, 2006, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

p) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to September 30, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception

(May 31, 2006) to September 30, 2006.

q) Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 "Accounting for Asset Retirement Obligations". SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company had no asset retirement obligation as of September 30, 2006.

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

September 30, 2006

Unaudited

3. Capital Stock

a) Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. The Company has also authorized 100,000,000 preferred shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b) Share Issuance

Since the inception of the Company on May 31, 2006 to September 30, 2006, the Company has issued 3,000,000 common shares at $0.01 per share for total proceeds of $30,000 being $3,000 for par value shares and $27,000 for additional paid in capital. These shares were issued to directors and officers of the Company.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

September 30, 2006

Unaduited

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

September 30, 2006

Unaduited

5. Mineral Property Costs

By agreement dated July 27, 2006 with Gold Explorations LLC, of Minden, Nevada, the Company acquired an option to earn a 100% interest in certain properties consisting of 20 unpatented mineral claims, located in Esmeralda County, Nevada, USA.

Upon execution of the agreement, Gold Explorations LLC transferred 100% interest in the mineral claims to the Company for $53,000 to be paid, at the Company's option, as follows:

                                                                                                                            Cash Payments

Upon signing of the agreement and transfer of title (paid)                                             $5,000

On or before July 27, 2007                                                                                         5,000

On or before July 27, 2008                                                                                         8,000

On or before July 27, 2009                                                                                        10,000

On or before July 27, 2010                                                                                        10,000

On or before July 27, 2011                                                                                        15,000

                                                                                                                           $ 53,000

All payments shall be made within 30 days of the due date or the Property and all rights will revert back to Gold Explorations LLC.

In addition, the Company must incur exploration expenditures of $50,000 on the Property by July 27,

2011 and to pay a 3% royalty on all mineral commodities sold from the property. This royalty shall be reduced to 1.5% upon payment to the Vendor of $1,000,000 USD at any time. The Company has a report from Steve Karolyi, recommending a work program of $22,000. The program consists of surveying a control grid, soil and rock chip sampling and geological mapping. Mr. Karolyi's recommended program will be part of the expenditure commitment and must be completed in the first year.

As of September 30, 2006, the Company spent $5,000 on property option payments and no exploration has been performed on the Property. The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of September 30, 2006, the Company met these obligations.

6. New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

FASB Statements:

  FAS 155, Accounting for Certain Hybrid Financial Instruments.
  FAS 156, Accounting for Servicing of Financial Assets.
  FAS 157, Fair Value Measurements.
  FAS 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Our cash in the bank at September 30, 2006 was $12,080. In order to satisfy our cash requirements we are required to complete our offering of up to 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 6, 2006. Subsequent to the quarter ended September 30, 2006, we have begun the process of getting share subscriptions.

We are required to raise a minimum of $50,000 (1,250,000 shares at $0.04) prior to April 4, 2007, or the funds raised from the offering must be promptly returned to the investors without interest or deduction.

For the period from inception (May 31, 2006) to September 30, 2006, we had no revenues and incurred net operating losses of $14,867, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception through September 30, 2006 was $30,000, raised from the private sale of stock to our officers and directors.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 1 of our financial statements.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

We must raise cash to implement our project and stay in business. If we raise the amount of money from our offering, we believe it, together with the purchase of shares by the directors ($30,000 in share purchase) will last a minimum of twelve months.

The target property is located in Esmeralda County, Nevada and is called the "MRP Claims." Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this prospectus and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in our offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, except as noted herein, the property has never been mined. The only event that has occurred is the locating and the recording of the lode mining claims under the direction of Gold Explorations LLC.

Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under the property. We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of a control grid which will have to be surveyed in tying the grid to a permanent brass cap survey point. The grid will cover (overlap) the known gold anomaly with lines spaced 300 feet apart and the sample stations on 100 foot spacing or 50- foot as conditions allow or warrant. Approximately 350 soil samples will be collected at these stations and GPS coordinates noted. Approximately 25 rock chip samples will be taken from exposed outcrops and tied into the control grid. All samples will be boxed and shipped to Chemex Labs in Elko, Nevada for analysis. Gold and whichever anomalous gold pathfinder element will be plotted on 24" x 30" sheets. It is estimated the total time to complete the project is 30-40 days, including plotting the data. The objective of this work would be to determine if there is an economically recoverable gold resource that has been overlooked on this property. This initial phase of work will provide enough information to allow the company to decide whether or not to proceed to the next phase of exploration.

We estimate the cost of the proposed work program to be $22,000. This is composed of $4,000 for surveying in the control grid, $4,000 for sample collecting approximately 375 samples, $2,000 for supervision, $1,000 for meals and lodging, $750 for truck expense, $750 for field supplies, $8,000 for shipping and assays, $500 for data plotting, $1,000 for contingency and $1,200 for office, mail couriers, and SEC filing costs. We estimate it will take up to 30 - 40 working days to complete the program. We will begin the program after the completion of the offering, weather permitting. If sufficient funds are raised, we will do additional exploration based upon the results of the first program

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

a) Basis of Presentation

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

b) Fiscal Periods

The Company's fiscal year end is June 30.

c) Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

d) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

e) Mineral Property Costs

The Company has been in the exploration stage since its formation in May 31, 2006 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

f) Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable or at least at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

g) Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents, accounts payable, accrued liabilities and amount due to related party approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

h) Segmented Reporting

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The company presently operates only in the United States.

i) Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

j) Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

k) Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial operational, technological and other risks associated with operating a resource exploration business, including the potential risk of business failure.

l) Foreign Currency Translations

The Company's functional and reporting currency is the US dollar. All transactions initiated in other currencies are translated into the US dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of shareholders' equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to September 30, 2006.

m) Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

n) Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

o) Stock-Based Compensation

The Company follows Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The adoption of this accounting policy did not have any effect on prior periods.

As at September 30, 2006, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

p) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to September 30, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to September 30, 2006.

q) Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 "Accounting for Asset Retirement Obligations". SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company had no asset retirement obligation as of September 30, 2006.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-137481, at the SEC website at www.sec.gov:

Exhibit

Number Description

3.1         Articles of Incorporation*

3.2    Bylaws*

31.1        Sec. 302 Certification of Principal Executive Officer

32.1         Sec. 906 Certification of Principal Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 2, 2006                                         Mariposa Resources, Ltd., Registrant

                                                                By: /s/ Nanuk Warman

                                                                      ______________________________

                                                                      Nanuk Warman, Director, President,

                                                                      Treasurer, Principal Executive Officer,

                                                                      Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

November 2, 2006                                 Mariposa Resources, Ltd., Registrant

                                                        By: /s/ Nanuk Warman

                                                              ______________________________

                                                              Nanuk Warman, Director, President,

                                                              Treasurer, Principal Executive Officer,

                                                              Principal Financial Officer