Form 10QSB/A
period 2006-09-30
Mariposa Resources, Ltd.
filed 2007-01-30
CIK 1375576

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

                                                                                                     Yes        X                 No

There were 3,000,000 shares of Common Stock issued and outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format:     Yes         No __X__

Registrant hereby amends its quarterly report on Form 10QSB for the period ended September 30, 2006 solely for the purpose of identifying the registrant as a shell company.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 29, 2007                                                 Mariposa Resources, Ltd., Registrant

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

January 29, 2007                                                  Mariposa Resources, Ltd., Registrant

                                                                             By: /s/ Nanuk Warman

                                                                             ______________________________

                                                                             Nanuk Warman, Director, President,

                                                                             Treasurer, Principal Executive Officer,

                                                                             Principal Financial Officer