Form 10QSB
period 2006-12-31
Mariposa Resources, Ltd.
filed 2007-02-09
CIK 1375576

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the Quarterly Period ended December 31, 2006

Commission File Number 333-137481

MARIPOSA RESOURCES, LTD.

(Name of small business issuer in its charter)

Nevada                                             06-1781911

                                                                                                       (State of                                            (IRS Employer

                                                                                                    Incorporation)                                         (ID Number)

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

                        Yes    X                   No ___

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes    X                   No ___

There were 4,737,500 shares of Common Stock issued and outstanding as of December 31, 2006.

Transitional Small Business Disclosure Format: Yes           No __X__

ITEM 1. FINANCIAL STATEMENTS

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Interim Balance Sheet

ASSETS
	As at	As at
	December 31,	June 30,
	2006	2006
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$71,850	$13,813
Prepaid expenses	1,006	5,000

TOTAL ASSETS	$72,856	$18,813

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,080	$1,500

Going Concern (Note 1)

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
100,000,000 preferred shares, $0.001 par value
Issued and outstanding shares:
4,737,500 common shares - Statement 3	4,738	2,000
Additional paid-in capital - Statement 3	94,762	18,000
Deficit accumulate during exploration stage - Statement 3	(27,724)	(2,687)

Equity - Statement 3	71,776	17,313

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,856	$18,813

-The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Interim Statements of Operations

Unaudited

			Cumulative from
	Three-Months	Six-Months	Inception
	Ended	Ended	(May 31, 2006) to
	December 31,	December 31,	December 31,
	2006	2006	2006

EXPENSES
Professional fees	$11,642	$15,209	$17,864
General and administrative	1,215	1,954	1,986

Loss Before Other Items	(12,857)	(17,163)	(19,850)

Other Items
Mineral property costs	-	(7,874)	(7,874)

Loss for the Period	$(12,857)	$(25,037)	$(27,724)

PER SHARE DATA:

Basic and diliuted loss per share	$(0.003)	$(0.007)

Weighted average number of shares outstanding
	3,723,214	3,359,631

-The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Interim Statements of Stockholder's Equity

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Inception - May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder
at $0.01 cash per share	2,000,000	2,000	18,000	-	20,000
Loss for the period	-	-	-	(2,687)	(2,687)

Balance, June 30, 2006 (audited)	2,000,000	$2,000	$18,000	$(2,687)	$17,313

Common shares issued for cash
at $0.01 per share	1,000,000	1,000	9,000	-	10,000
Loss for the period	-	-	-	(12,180)	(12,180)

Balance, September 30, 2006 (unaudited)	3,000,000	$3,000	$27,000	$(14,867)	$15,133

Common shares issued for cash
at $0.04 per share	1,737,500	1,738	67,762	(12,857)	56,643
Loss for the period	-	-	-

Balance, December 31, 2006 (unaudited)	4,737,500	$4,738	$94,762	$(27,724)	$71,776

-The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Interim Statements of Cash Flows

Unaudited

			Cumulative from
	Three-Months	Six-Months	Inception
	Ended	Ended	(May 31, 2006) to
	December 31,	December 31,	December 31,
	2006	2006	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(12,857)	$(25,037)	$(27,724)
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	2,797	3,994	(1,006)
Increase (decrease) in accounts payable and
accrued liabilities	330	(420)	1,080

Net Cash (Used) in Operating Activities	(9,730)	(21,463)	(27,650)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	69,500	79,500	99,500

Net Cash Provided by Financing Activities	69,500	79,500	99,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,770	58,037	71,850

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,080	13,813	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,850	$71,850	$71,850

Supplemental Cash Flow Disclosures:

Cash paid for:

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006
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

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2006, the Company has working capital of $71,776 and an accumulated deficit of $27,724. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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
December 31, 2006
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
December 31, 2006
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
December 31, 2006
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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to December 31, 2006.

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
December 31, 2006
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

As at December 31, 2006, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

p) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to December 31, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to December 31, 2006.

q) Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 "Accounting for Asset Retirement Obligations". SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company had no asset retirement obligation as of December 31, 2006.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006
Unaudited

3. Capital Stock

a) Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. The Company has also authorized 100,000,000 preferred shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b) Share Issuance

Since the inception of the Company on May 31, 2006 to December 31, 2006, the Company has issued 3,000,000 common shares at $0.01 per share and 1,737,500 common shares at $0.04 per share for total proceeds of $99,500 being $4,738 for par value shares and $94,762 for additional paid in capital. The 3,000,000 shares were issued to directors and officers of the Company and the 1,737,500 shares were issued to 41 independent investors.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

4. Income Taxes

The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $27,724, which may be carried forward until 2026 and used to reduce taxable income of future years.

Details of future income tax assets:

Future income tax assets:	December 31, 2006
Non-capital tax loss	$27,724
Valuation allowance	(27,724)
$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carry forwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006
Unaudited

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
$53,000

All payments shall be made within 30 days of the due date or the Property and all rights will revert back to Gold Explorations LLC.

In addition, the Company must incur exploration expenditures of $50,000 on the Property by July 27, 2011 and to pay a 3% royalty on all mineral commodities sold from the property. This royalty shall be reduced to 1.5% upon payment to the Vendor of $1,000,000 USD at any time. The Company has a report recommending a work program of $22,000. The program consists of surveying a control grid, soil and rock chip sampling and geological mapping. The recommended program will be part of the expenditure commitment and must be completed in the first year.

As of December 31, 2006, the Company spent $5,000 on property option payments and no exploration has been performed on the Property. The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of December 31, 2006, the Company met these obligations.

6. New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

FASB Statements:

In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006
Unaudited

6. New Accounting Pronouncements - Continued

In December 2004, FASB issued Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153)." This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006
Unaudited

6. New Accounting Pronouncements - Continued

In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this prospectus. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of Operations

Our cash in the bank at December 31, 2006, was $71,850. In order to satisfy our cash requirements, we were required to complete our offering of up to 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 6, 2006. Since that date, the Company has sold 1,737,500 shares, raising a total of $69,500. The Company closed its offering on December 11, 2006,- and will not sell any of the unsold shares registered under the SB2.

For the period from inception (May 31, 2006) to December 31, 2006, we had no revenues and incurred net operating losses of $27,724, consisting of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception (May 31, 2006) through December 31, 2006 was $99,500, raised from the private sale of stock to our officers and directors and sales of stock under our Registration statement on Form SB2.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 1 of our financial statements.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

We must raise cash to implement our project and stay in business. Having raised $69,500 from our offering, we believe we have enough cash on hand to implement our business plan for the next twelve months.

The target property is located in Esmeralda County, Nevada and is called the "MRP Claims." Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this filing. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do so or because it is not economically feasible, we may be required cease operations.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and are unable raise sufficient, we may have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated to date.. Now that our offering is completed, we intend to start exploration operations. To our knowledge, except as noted herein, the property has never been mined. The only event that has occurred is the locating and the recording of the lode mining claims under the direction of Gold Explorations LLC.

Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred, we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can not predict the cost of the removal will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities, because whatever is located under adjoining property may or may not be located under the property. We do not claim to have any minerals or reserves whatsoever at this time on any portion of the property.

We intend to implement an exploration program, consisting of a control grid which will have to be surveyed in tying the grid to a permanent brass cap survey point. The grid will cover (overlap) the known gold anomaly with lines spaced 300 feet apart and the sample stations on 100 foot spacing or 50- foot as conditions allow or warrant. Approximately 350 soil samples will be collected at these stations and GPS coordinates noted. Approximately 25 rock chip samples will be taken from exposed outcrops and tied into the control grid. All samples will be boxed and shipped to Chemex Labs in Elko, Nevada for analysis. Gold and whichever anomalous gold pathfinder element will be plotted on 24" x 30" sheets. It is estimated the total time to complete the project is 30-40 days, including plotting the data. The objective of this work would be to determine if there is an economically recoverable gold resource that has been overlooked on this property. This initial phase of work will provide enough information to allow the Company to decide whether or not to proceed to the next phase of exploration.

We estimate the cost of the proposed work program to be $22,000. This is composed of $4,000 for surveying in the control grid, $4,000 for sample collecting approximately 375 samples, $2,000 for supervision, $1,000 for meals and lodging, $750 for truck expense, $750 for field supplies, $8,000 for shipping and assays, $500 for data plotting, $1,000 for contingency and $1,200 for office, mail couriers, and SEC filing costs. We estimate it will take up to 30 - 40 working days to complete the program. We will begin the program as soon as weather permits.

If we are unable to complete any phase of exploration because we do not have sufficient funds, we may be required to cease operations until we raise additional funding. If we can not or don't raise more money, we will cease operations.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to December 31, 2006.

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

As at December 31, 2006, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

p) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to December 31, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to December 31, 2006.

q) Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 "Accounting for Asset Retirement Obligations". SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company had no asset retirement obligation as of December 31, 2006.

New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

FASB Statements

In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

In December 2004, FASB issued Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153)." This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

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

February 8, 2007                                                                             Mariposa Resources, Ltd., Registrant

By: /s/ Nanuk Warman

Nanuk Warman, Director, President,

Treasurer, Principal Executive Officer,

Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

February 8, 2007                                                                             Mariposa Resources, Ltd., Registrant

By: s/ Nanuk Warman

Nanuk Warman, Director, President,

Treasurer, Principal Executive Officer,

Principal Financial Officer