Form 10QSB
period 2007-03-31
Mariposa Resources, Ltd.
filed 2007-05-04
CIK 1375576

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the Quarterly Period ended March 31, 2007

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

                                                Yes X                             No ____

There were 4,737,500 shares of Common Stock issued and outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format:             Yes                 No __X__

ITEM 1. FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the period ended June 30, 2006, previously filed in a Form SB-2 with the Securities and Exchange Commission.

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Interim Balance Sheet

-The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Interim Statements of Operations

Unaudited

-The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Interim Statements of Stockholder's Equity

Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total
	Shares	Amount			
Inception - May 31, 2006	-	$ -	$ -	$ -	$ -
Common shares issued to a founder at $0.01 cash per share	2,000,000	2,000	18,000	-	20,000
Loss for the period	-	-	-	(2,687)	(2,687)
Balance, June 30, 2006 (audited)	2,000,000	$ 2,000	$ 18,000	$ (2,687)	$ 17,313
Common shares issued for cash at $0.01 per share	1,000,000	1,000	9,000	-	10,000
Loss for the period	-	-	-	(12,180)	(12,180)
Balance, September 30, 2006 (unaudited)	3,000,000	$ 3,000	$ 27,000	$ (14,867)	$ 15,133
Common shares issued for cash at $0.04 per share	1,737,500	1,738	67,762	-	69,500
Loss for the period	-	-	-	(12,857)	(12,857)
Balance, December 31, 2006 (unaudited)	4,737,500	$ 4,738	$ 94,762	$ (27,724)	$ 71,776
Loss for the period	-	-	-	(5,386)	(5,386)
Balance, March 31, 2007 (unaudited)	4,737,500	$ 4,738	$ 94,762	$ (33,110)	$ 66,390

-The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Interim Statements of Cash Flows

Unaudited

Three-Months Ended March 31, 2007	Nine-Months Ended March 31, 2007	Cumulative from Inception (May 31, 2006) to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES			
Net loss	$ (5,386)	$ (30,423)	$ (33,110)
Changes in Operating Assets and Liabilities:			
(Increase) decrease in prepaid expenses	(19,494)	(15,500)	(20,500)
Increase (decrease) in accounts payable and accrued liabilities	2,255	1,835	3,335
Net Cash (Used) in Operating Activities	(22,625)	(44,088)	(50,275)
CASH FLOWS FROM FINANCING ACTIVITIES			
Common stock issued for cash	-	79,500	99,500
Net Cash Provided by Financing Activities	-	79,500	99,500
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,625)	35,412	49,225
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71,850	13,813	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 49,225	$ 49,225	$ 49,225
Supplemental Cash Flow Disclosures:			
Cash paid for:			
Interest expense	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

-The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2007
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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2007, the Company has working capital of $66,390 and an accumulated deficit of $(33,110). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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
March 31, 2007
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
March 31, 2007
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
March 31, 2007
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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to March 31, 2007.

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
March 31, 2007
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

As at March 31, 2007, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

p) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to March 31, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to March 31, 2007.

q) Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 "Accounting for Asset Retirement Obligations". SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company had no asset retirement obligation as of March 31, 2007.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2007
Unaudited

3. Capital Stock

a) Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. The Company has also authorized 100,000,000 preferred shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b) Share Issuance

Since the inception of the Company on May 31, 2006 to March 31, 2007, the Company has issued 3,000,000 common shares at $0.01 per share and 1,737,500 common shares at $0.04 per share for total proceeds of $99,500 being $4,738 for par value shares and $94,762 for additional paid in capital. The 3,000,000 shares were issued to directors and officers of the Company and the 1,737,500 shares were issued to 41 independent investors.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

4. Income Taxes

The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $(33,110), which will begin to expire in 2026 and can be used to reduce taxable income of future years.

Details of future income tax assets:

Future income tax assets:	March 31, 2007
Non-capital tax loss	$33,110
Valuation allowance	(33,110)
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
March 31, 2007
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

As of March 31, 2007, the Company spent $5,000 on property option payments and no exploration has been performed on the Property. The company has advanced $20,000 towards the work program and has recorded this as a prepaid expense. The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of March 31, 2007, the Company met these obligations.

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
March 31, 2007
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
March 31, 2007
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

In February 2007, FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

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

Results of Operations

Our cash in the bank at March 31, 2007, was $49,225. In order to satisfy our cash requirements, we were required to complete our offering of up to 2,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on October 6, 2006. Since that date, the Company has sold 1,737,500 shares, raising a total of $69,500. The Company closed its offering on December 11, 2006, and will not sell any of the unsold shares registered under the SB2.

For the period from inception (May 31, 2006) to March 31, 2007, we had no revenues and incurred net operating losses of $33,110, consisting of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception (May 31, 2006) through March 31, 2007 was $99,500, raised from the private sale of stock to our officers and directors and sales of stock under our Registration statement on Form SB2.

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

The property is undeveloped raw land. Now that our offering is completed, we intend to start exploration operations. Exploration and surveying was initiated on April, 2007. To our knowledge, except as noted herein, the property has never been mined. The only event that has occurred is the locating and the recording of the lode mining claims under the direction of Gold Explorations LLC.

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

We intend to implement an exploration program, starting April, 2007, consisting of a control grid which will have to be surveyed in tying the grid to a permanent brass cap survey point. The grid will cover (overlap) the known gold anomaly with lines spaced 300 feet apart and the sample stations on 100 foot spacing or 50- foot as conditions allow or warrant. Approximately 350 soil samples will be collected at these stations and GPS coordinates noted. Approximately 25 rock chip samples will be taken from exposed outcrops and tied into the control grid. All samples will be boxed and shipped to Chemex Labs in Elko, Nevada for analysis. Gold and whichever anomalous gold pathfinder element will be plotted on 24" x 30" sheets. It is estimated the total time to complete the project is 30-40 days, including plotting the data. The objective of this work would be to determine if there is an economically recoverable gold resource that has been overlooked on this property. This initial phase of work will provide enough information to allow the Company to decide whether or not to proceed to the next phase of exploration.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to March 31, 2007.

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

As at March 31, 2007, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

p) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to March 31, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to March 31, 2007.

q) Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 "Accounting for Asset Retirement Obligations". SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company had no asset retirement obligation as of March 31, 2007.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Mariposa Resources, Ltd. is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Mariposa Resources, Ltd. has been threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-137481, at the SEC website at www.sec.gov:

Exhibit

Number                        Description

3.1                                                                         Articles of Incorporation*

3.2                                                                         Bylaws*

31.1.                                                                      Sec. 302 Certification of Principal Executive Officer

32.1                                                                       Sec. 906 Certification of Principal Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 1, 2007                                                                                                                                             Mariposa Resources, Ltd., Registrant

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

May 1, 2007                                                                                                                                             Mariposa Resources, Ltd., Registrant

                                                                                                                                                    By:         /s/ Nanuk Waman

                                                                                                                                                                   Nanuk Warman, Director, President,

                                                                                                                                                                   Treasurer, Principal Executive Officer,

                                                                                                                                                                   Principal Financial Officer