Form 10KSB
period 2007-06-30
Mariposa Resources, Ltd.
filed 2007-09-28
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2007

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MARIPOSA RESOURCES, LTD.
(Exact name of small business issuer in its charter)

Nevada	333-137481	06-1781911
(State or other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

11923 SW 37 Terrace, Miami, FL 33175
(Address of principal executive office)

Issuer's telephone number: (305) 677-9456

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. []

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes[] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [x] Yes[] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold. $69,500 (1,737,500 common shares sold @ $0.04 per share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 31st, 2007, the issuer had 4,737,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ___; No _X_

DOCUMENTS INCORPORATED BY REFERENCE

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1 - DESCRIPTION OF BUSINESS.

Business Development

Mariposa Resources, Ltd. ("Mariposa", "The Company") was incorporated in the State of Nevada on May 31, 2006. Mariposa has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Business of Issuer

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage. We have conducted exploration activities on the MRP Claims (lode mining claims), in Esmeralda County, Nevada. We maintain our statutory registered agent's office at Laughlin Associates, Inc., 2533 North Carson Street, Carson City, Nevada 89706 and our business office is located at 11923 S.W. 37 Terrace, Miami FL 33175. This is our mailing address as well. Our telephone number is (305) 677-9456. We pay $200.00 rent per month for approximately 160 sq. feet of office space.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

Background

On July 27, 2006 we executed a Mineral Claim Purchase Agreement ("Agreement") with Gold Explorations LLC, an unrelated third party that holds title to the property. Under the terms of the Agreement, we have the right to explore for gold on 400 acres. The property is comprised of 20 lode mining claims in Esmeralda County, Nevada. The terms of the Agreement provide that we will pay Gold Explorations LLC $5,000 upon signing and transfer of title, to which we have, plus an additional $5,000 one year from signing, $8,000 two years after signing, $10,000 three years after signing, $10,000 four years after signing, and a final payment of $15,000 five years after signing, for total payments of $53,000 USD.

In addition to the $53,000, the Company must incur exploration expenditures of $50,000 on the Property by July 27, 2011. The property is subject to a 3% royalty, payable to Gold Explorations LLC, on all mineral commodities sold from the property. This royalty shall be reduced to 1.5% upon payment to the Vendor of $1,000,000 USD at any time.

We may terminate the Agreement upon giving thirty (30) days notice. The property is subject to the rules and regulations of the United States Bureau of Land Management (BLM). We will be exploring for mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. The Agreement grants us the right to enter the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property.

We will be responsible for payment of any taxes and maintenance fees due to BLM for 2007 and every year thereafter. Pursuant to the Agreement, it is understood and agreed that in the event either party stakes additional claims within one mile of the existing outer boundary of the MRP claims, those claims will become part of the Agreement. The fees for 2007 were $2,700 and have been paid.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

The Agreement calls for title of the mineral claims to be transferred to Mariposa Resources Ltd. Mariposa is required to return the claims to Gold Explorations LLC in the event that it does not fulfill the terms of the Agreement. As title holder, Mariposa has the right to enter the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

The Company retained Steve Karolyi of Gold Explorations LLC, to do a work program based on his recommendations in his report to Mariposa, for the MRP Claims, Esmeralda County, Nevada. Mr. Karolyi recommended a program of geologist mapping, and trenching. The estimated cost of the program was approximately $22,000 USD and the actual amount that was paid April, 2007 to July, 2007 was $25,190. The program was started in April, 2007, and the samples were assayed by ALS Chemex, of Sparks, NV.

Claims

The property consists of 20 lode claims. The claims have been legally located and filed with the Esmeralda County, Nevada. After September 1, 2006 the annual fees payable to the Bureau of Land Management (BLM) amount to $135.00 per claim per year to keep the claims valid. The following is a list of claim numbers, location, and date of recording of our claims:

Claim No	Location	Date of Recording
MRP #1 - #4	NE quarter, Sec. 22, T.3S, R41E, M.MDBM	Nov. 1 2004
MRP #5 - #10	SE quarter, Sec. 15, T.3S, R.41E, M.MDBM	Nov. 1 2004
MRP #11 - #12	NE quarter, Sec. 15, T.3S, R.41E, M.MDBM	Nov. 1 2004
MRP # 13	SW quarter, Sec. 15, T.3S, R.41E, M.MDBM	Nov. 1 2004
MRP #14	NE quarter, Sec. 15, T.3S, R.41E, M.MDBM	Nov. 1 2004
MRP #31 - #36	NE quarter, Sec. 22, T.3S, R.41E, M.MDBM	Nov. 1 2004

In total 20 lode mineral claims

Location and Access

The MRP claims are located in the Montezuma Mining District of Esmeralda County, Nevada, approximately 8 miles west of the historic mining camp of Goldfield, Nevada, where over 4 million ounces of gold (plus silver) have been produced. This portion of Esmeralda County, including the MRP Claims, is centered within the Walker Lane lineament, a regional structural zone that has hosted numerous gold-silver deposits. The anomaly occupies a steep canyon. The area is rugged and the elevation is 7,000 ft. It does not usually get heavy snowfall. The property is accessible year round via maintained County gravel roads.

History

This area is near Goldfield, Nevada. Goldfield produced significant gold in 1903. The MRP area was most likely originally prospected in the 1910 era and again in the 1980's. The work in the 1980's was focused near the volcanic and sediment contact. The large gold anomaly was not discovered until the early 1990's, and remains unexplored. This anomaly, which is within the now MRP claims, is approximately 2,500 feet in length and as much as 600 feet in width.

Geology

The MRP location is made up of the pre-Cambrian Deep Springs Formation to the north and Tertiary volcanics on the south half of the area. The two lithologies are in contact along a previously mapped caldera margin. Widespread hot springs activity and deposition has taken place along the contact zone.

The marine carbonate and clastic sequence of the Deep Springs Formation provides a depositional environment on the MRP area similar in rock type to numerous other sediment-hosted gold districts elsewhere in Nevada, such as Jerritt Canyon, Cortez-Gold Acres, Alligator Ridge, Rain and others along the Carlin Trend. A zone of intensified argillic alteration containing exposures of gossan, jasperoid, quartz-sericite silicified limestones were recently recognized in Deep Springs rocks within the MRP area. Reconnaissance rock chip sampling within this zone has returned gold values from several hundred ppb to over 0.30 opt gold.

Potential for a sediment-hosted type gold deposit is indicated on the MRP property by favourable host rock type, alteration character, anomalous to ore grade gold in altered zones, size and number of anomalous gold/alteration zones and lack of previous exploration.

GLOSSARY OF MINING TERMS
"Andesite"	A gray to black volcanic rock
"Anomaly"	Something which deviates from the standard or expected
"Argillic"	a diagnostic of clay accumulation
"Caldera"	a large, usually circular depression at the summit of a volcano formed when magma is withdrawn or erupted from a shallow underground magma reservoir
"Clastic"	Clastic sedimentary rocks are made up of little pieces of other rocks called sediment
"Gold" or "Au"	A heavy, soft, yellow, ductile, malleable, metallic element. Gold is a critical element in computer and communications technologies
"Gossan"	intensely oxidized, weathered or decomposed rock, usually the upper and exposed part of an ore deposit or mineral vein
"Jasperoid"	a rare, peculiar type of metasomatic alteration and occurs in two main forms; sulfidic jasperoids and hematitic jasperoids
"Lithologies"	The macroscopic nature of the mineral content, grain size, texture and color of rocks.

"Mineral claim"	A portion of land held either by a prospector or a mining company
"Pre-Cambrian"	An informal name for the eons of the geologic timescale that came before the current Phanerozoic eon. It spans from the formation of Earth around 4500 Ma (million years ago) to the evolution of abundant macroscopic hard-shelled fossils
"Quartz"	Common rock forming mineral consisting of silicon and oxygen
"Sedimentary rocks"	Secondary rocks formed from material derived from other rocks and laid down underwater.
"Soil sampling"	The collecting of samples of soil, usually 2 pounds per sample, from soil thought to be covering mineralized rock. The samples are submitted to a laboratory that will analyze them for mineral content
"Tertiary"	One of the major divisions of the geologic timescale, from the end of the Cretaceous period about 65 million years ago to the start of the Quaternary period about 1.6 million years ago.
"Volcanic rocks"	Igneous rocks formed from magma that has flowed out or has been violently ejected from a volcano

Supplies

Supplies and manpower are readily available for exploration of the property.

Other

Other than our Agreement of the property, we own no plants or other property. Mariposa holds title to the mineral claims, subject to the terms of the Agreement and has the right to conduct exploration activity in accordance with the rules and regulations of the regulatory authorities.

Our Exploration Program

The trenching program started on early April, 2007, and terminated in May, 2007, after which reclamation of the trenches was initiated. No economic quantities of minerals were discovered. The Directors will await the final report and assay results before making any decisions about the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

The cost of our work program was provided by Mr. Karolyi. He estimated the cost of supervision, trenching, grid mapping, metal detecting, sample analysis, assays, labour and supplies to be US$22,000. We have no relationship with Mr. Karoyli. Gold Explorations LLC, a firm that Mr. Karolyi manages, was paid $25,190 in April and May, 2007 for our work program. The increase in exploration costs were due mainly to a cost increase of 10-15% at the lab, ALS Chemex.

We do not have any plan to take our Company to revenue generation, since we have not yet found economic mineralization, and it is impossible to project revenue generation from no significant data.

Competitive Factors

The gold mining industry is fragmented; there are numerous gold prospectors and producers, small and large. We do not compete with other prospectors or producers,.since there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property in significant quantity to justify removal, or we will elect not to proceed.. If we do not proceed, we will cease or suspend operations. We are an very small participant in the gold mining market. Readily available gold markets exist in the United States and around the world for the sale of gold. Therefore, we believe we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the regulations of the Bureau of Land Management.

The prospecting on the property is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local Bureau of Land Management (BLM) office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

Rental Fee Requirement

The Federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $135 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by August 31 of each year. Mariposa Resources Ltd. has paid this fee through 2008. The assessment year ends at noon on September 1st each year. The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders may qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located. We do not qualify for a Small Miner Exemption. The following sets out the BLM fee schedule:

Fee Schedule* (per claim)
Location Fee	$30.00
Maintenance Fee and Service Charges	$135.00
Transfer Fee	$5.00
Proof of Labor	$5.00
Notice of Intent to Hold	$5.00
Transfer of Interest	$5.00

Amendment	$5.00
Petition for Deferment of Assessment Work	$25.00
Notice of Intent to Locate on Stock Raising Homestead land	$25.00
* Fee schedule reflects increases of July 2004 and July 2005.

The BLM regulations provide for three types of operations on public lands: 1. Casual Use level, 2. Notice level and 3. Plan of Operation level.

  Casual Use means activities ordinarily resulting in no or negligible disturbance of the public lands or resources. Casual Use operations involve simple prospecting with hand tools such as picks, shovels, and metal detectors. Small-scale mining devices such as dry washers having engines with less than 10 brake-horsepower are allowed, provided they are fed using only hand tools. Casual Use level operations are not required to file an application to conduct activities or post a financial guarantee.
  Notice level operations include only exploration activities in which five or less acres of disturbance are proposed. Presently, all Notice Level operations require a written notice and must be bonded for all activities other than reclamation.
  Plans of Operation activities include all mining and processing (regardless of the size of the proposed disturbance), plus all other activities exceeding five acres of proposed public land disturbance.

Operators are encouraged to conduct a thorough inventory of the claim to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken "before" and "after" any mining activity.

If an operator constructs access or uses an existing access way for an operation and would object to BLM blocking, removing, or claiming that access, then the operator must post a financial guarantee that covers the reclamation of the access.

Concurrence by the BLM for occupancy is required whenever residential occupancy is proposed or when fences, gates, or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant's responsibility to prepare a complete notice or plan of operators.

Mining Claims on State Land

The Nevada law authorizing location of claims on State Lands was repealed in 1998. Acquisition of mineral rights on Nevada trust land can only be accomplished by application for a prospecting permit, mineral lease, or lease of common variety materials.

We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. At this point, a permit from the BLM would be required. Also, we would be required to comply with the laws of the state of Nevada and other federal regulations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in the State of Nevada is returning the surface to its previous condition upon abandonment of the property. We will only be using "non-intrusive" exploration techniques and will not leave any indication that a sample was taken from the area. Gold Explorations LLC and its employees will be required to leave the area in the same condition as they found it.

Subcontractors

We used the services of Gold Explorations LLC, who will supervise the subcontractors for exploration work on our properties.

Employees and Employment Agreements

At present, we have no full-time employees. Our three officers and directors are part-time employees and each will devote about 10% - 25% of their time or four to 10 hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. The Company has contracted with Gold Explorations, LLC of Minden, NV concerning the exploration work and had them to manage our exploration project.

Risk associated with Mariposa Resources, Ltd.

Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

Our plan of operation and the funds we raised from our offering will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues.

Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property may not contain any reserves. As such, any funds spent on exploration will probably be lost and the Company may cease operations.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on May 31, 2006, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to June 30, 2007 is $62,007. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate mineralized material
*	our ability to generate revenues
*	our ability to reduce exploration costs

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can't locate qualified personnel, we may have to suspend or cease operations.

Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations.

Because we are small and do not have much capital, we may have to limit our exploration activity.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and we may cease operations.

Because Mr. Nanuk Warman, Ms. Rossanna Vivo, and Mr. Douglas Scheving have other outside business activities and Mr. Warman will only be devoting 25% of his time or 10 hours per week and Ms. Vivo and Mr. Scheving each will only be devoting 10% of their time, or four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Mr. Warman, Ms. Rossanna Vivo, and Mr. Scheving our officers and directors have other outside business activities and Mr. Warman will only be devoting 25% of his time or 10 hours per week and Ms. Vivo and Mr. Scheving each will only be devoting 10% of their time, or four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Warman, Ms. Vivo and Mr. Scheving. As a result, exploration of the property may be periodically interrupted or suspended.

If our officers and directors resign or die without having found replacements our operations will be suspended or cease.

We have two officers and three directors. We are entirely dependent upon them to conduct our operations. If they should resign or die there will be no one to run us. Further, we do not have key man insurance. If that should occur, until we find other persons to run us, our operations will be suspended or cease entirely.

FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

We will incur ongoing costs and expenses for SEC reporting and compliance, without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

We are represented by market makers and have our common shares quoted on the OTC Electronic Bulletin Board. To maintain eligibility for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market makers are not permitted to quote a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for shareholders to resell their shares, if at all.

Reports to Security Holders

Mariposa is not required to provide annual reports to security holders.

Mariposa voluntarily makes available an annual report including audited financials on Form 10-K or Form 10-KSB to security holders. We file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K or 10-KSB, and quarterly reports on Form 10-Q or 10-QSB.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding Mariposa Resources and filed with the SEC at http://www.sec.gov.

ITEM 2 - DESCRIPTION OF PROPERTY.

Mariposa Resource's principal place of business and corporate offices is located at 11923 SW 37 Terrace, Miami, FL 33175. The office space is a shared-office space in which we have rented a 160 square foot office. We have no intention of finding another office space to rent during the development stage of the company and will operate from these premises at a rate of $200 USD a month. The terms of the rental agreement are month to month, and are cancelable at any time with 30 days written notice.

We have no other property at this time. However, we intend to conduct exploration activities on one property. Record title to the property upon which we intend to conduct exploration activities is not held in our name. The property is owned by the Bureau of Land Management (BLM). The right to mine the claims has been obtained by Gold Explorations LLC of Minden, Nevada. Mariposa entered into an option agreement to purchase the claims through a five year payment program totaling $53,000 USD and a five year work program totaling $50,000 USD. We intend to conduct exploration activities on the MRP Claims located in Esmeralda County, Nevada. The one property consists of twenty lode mining claims. We intend to explore for gold on the property.

ITEM 3 - LEGAL PROCEEDINGS.

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the year ended June 30, 2007.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "MPSR," however there has been no active trading market. Our common stock has been quoted on the OTCBB since March 5, 2007.

The following table sets forth the high and low bid prices for our Common Stock as reported by the "OTCBB", reported on a fiscal quarter basis for the most recent fiscal year ended June 30, 2007:

	High ($)	Low ($)
June 30, 2007	0.30	0.00
March 31, 2007	0.00	0.00

The quotations, sourced from www.otcbb.com website, reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

Of the 4,737,500 shares of common stock outstanding as of June 30, 2007, 3,000,000 shares were owned by Mr. Warman, Mr. Scheving, and Ms. Vivo and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Status of our public offering

On October 6, 2006, our Form SB-2 registration statement (SEC file no. 333-137481) was declared effective by the SEC. From October, 2006 to December, 2006 we completed our public offering by selling 1,737,500 shares of common stock to 41 persons in consideration of $69,500. We closed our offering on December 11, 2006.

Since completing our public offering, until August 31, 2007, we have used the proceeds as follows:

Mineral Exploration Expenses	$25,190	**
Property Option Payments	$5,000
BLM Fees	$2,700
Professional Fees	$18,912
Office Expenses	$998
Rent	$1,800
Cash on Hand (from offering)	$14,900
Total	$69,500

**The original Exploration budget was for $22,000. We spent more due to taking additional samples, as well the lab, ALS Chemex, recently increased their costs by 10-15%.

Holders

As of August 31, 2007, we have 4,737,500 Shares of $0.001 par value common stock issued and outstanding held by Forty-four (44) shareholders of record.

The stock transfer agent for our securities is Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, FL 33701, Telephone (727) 289-0100.

Dividends

There are no restrictions in Mariposa's articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	Mariposa would not be able to pay its debts as they become due in the usual course of business;
or
2.	Mariposa's total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

We have generated no revenues since inception and have incurred $62,007 in expenses through June 30, 2007.

The following table provides selected financial data about our company for the year ended June 30, 2007 and 2006, respectively.

Balance Sheet Data:	6/30/07	6/30/06

Cash	$ 39,525	$ 13,813
Total assets	$ 40,025	$ 18,813
Total liabilities	$ 2,532	$ 1,500
Shareholders' equity	$ 37,493	$ 17,313

Cash provided by financing activities for the year ended June 30, 2007 was a total of $79,500, $10,000 from the sale of common stock to 2 of our directors and $69,500 from our initial public offering to 41 independent investors.

Plan of Operation

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues from the sale of minerals and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. We raised $66,500 from our public offering. Under this offering we sold 1,737,500 shares at $0.04 per share to 41 shareholders, these shares together with 3,000,000 shares sold to three directors brings the total number of shares issued to 4,737,500 shares issued and the total number of shareholders to 44.

We have used much of the above-mentioned funds to explore and maintain our resource property located on the MRP Claims in Esmeralda County, Nevada. Our exploration program is explained in as much detail as possible in the business section of this 10-KSB. We do not intend to acquire or dispose of any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have retained Gold Explorations LLC to supervise the exploration work on the property.

Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we may cease operations..

The initial offering produced sufficient funds to pay for the 2007 exploration program and administration costs for the next 12 months. However, if the Company requires additional funds, we will try to raise additional funds from a second public offering, a private placement or loans.

The Company retained Steve Karoyli, a managing partner, of Gold Explorations LLC, Minden, Nevada to do a work program based upon his recommendations in his report for the MRP Claims in Esmeralda County, Nevada. Mr. Karoyli recommended a program of detailed geological mapping, and trenching. The exposed material in the trenches was to be metal detected with a Minelab GP Extreme Metal detector. The estimated cost of the program was $22,000.00 USD and $25,190 was paid in April to May, 2007. The program was estimated to start early April, 2007 and the samples were assayed by ALS Chemex of Sparks, Nevada.

Our Exploration Program

The trenching program started early April, 2007 and was terminated in May, 2007 after which reclamation of the trenches was initiated. The Company Directors will await the final report and assay results before making any decisions about the property

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We ca not predict what that will be until we find mineralized material.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we raised $69,500 from our public offering. We cannot guarantee that we have raised enough money through the public offering to stay in business. The money we have raised will be applied to the items set forth in the Use of Proceeds section of our Prospectus filed with the SEC and as explained throughout this 10-KSB. There is a possibility that we will run out of money before we find mineralized material. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering, or through debt financing.

We have discussed this matter with our officers and directors and Mr. Warman has agreed to advance funds as needed and has agreed to pay any additional cost of reclamation of the property should mineralized material not be found thereon. However, there is no written agreement with Mr. Warman to this affect. The agreement is entirely oral. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering may allow the company to operate for up to one year. Other than as described in this paragraph, we have no other financing plans.

We acquired a lease that grants us the right to enter on a property which contains 20 lode mining claims with our employees, representatives and agents, and to prospect, explore, test,

 develop, work and mine the property. The property is staked and we began the exploration work program early April, 2007 and finished May, 2007.

Since inception of the Company on May 31, 2006 to June 30, 2007, the Company has issued 4,737,500 common shares at $0.01 and $0.04 per share for total proceeds of $99,500. This was accounted for as an acquisition of shares.

As of June 30, 2007, our total assets were $40,025 and our total liabilities were $2,532.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $62,007 from inception (May 31, 2006) to June 30, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at June 30, 2007, we had working capital of $37,493. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $39,525 (June 30, 2006 - $13,813) in cash and cash equivalents at June 30, 2007.

Mineral Acquisition and Exploration Costs

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

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

Earnings (Loss) per Share of Common Stock

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to June 30, 2007.

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to June 30, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to June 30, 2007.

Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial operational, technological and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Environmental Expenditures

The operations of the Company have been, and may in the future be, affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the company vary greatly and are not predictable. The Company's policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. All of these types of expenditures incurred since inception have been charged against earnings due to the uncertainty of their future recoverability. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements, but will be implemented in the Company's future financial reporting when applicable.

FASB Statements:

In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

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

ITEM 7 - FINANCIAL STATEMENTS.

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

AUDITED FINANCIAL STATEMENTS

JUNE 30, 2007 and 2006

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF MAY 31, 2006 (INCEPTION) TO JUNE 30, 2007

MOORE & ASSOCIATES, CHARTERED
             ACCOUNTANTS AND ADVISORS
                            PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mariposa Resources, Ltd (An Exploration Stage Company)
Miami, Florida

We have audited the accompanying balance sheet of Mariposa Resources, Ltd (An Exploration Stage Company) as of June 30, 2007 and June 30, 2006, and the related statements of operations, stockholders' equity and cash flows from inception May 31, 2006 through June 30, 2007 and the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariposa Resources, Ltd (An Exploration Stage Company) as of June 30, 2007and June 30, 2006 and the results of its operations and its cash flows from inception May 31, 2006 through June 30, 2007 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has working capital of $37,493 and accumulated deficit of $62,007 as of June 30, 2007 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
September 7, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Mariposa Resources, Ltd. (An Exploration Stage Company)
Balance Sheets
As at June 30

ASSETS	2007	2006
Current Assets
Cash and cash equivalents	$39,525	$13,813
Prepaid expenses	500	5,000
Total Current Assets	40,025	18,813

TOTAL ASSETS	$40,025	$18,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,532	$1,500

Total Liabilities	2,532	1,500

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 100,000,000 common shares, $0.001 par value
Issued and outstanding shares: 4,737,500 common shares (June 30, 2006 - 2,000,000)	4,738	2,000
Additional paid-in capital	94,762	18,000
Deficit accumulated during the exploration stage	(62,007)	(2,687)
Total Stockholders' Equity	37,493	17,313

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,025	$18,813

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Statements of Operations

	For the Year Ended June 30, 2007	From Inception (May 31, 2006) to June 30, 2006	Cumulative From Inception (May 31, 2006) to June 30, 2007
OPERATING EXPENSES:
General and administrative expenses	$3,511	$32	$3,543
Mining expenses (Note 5)	33,065	-	33,065
Professional fees	22,744	2,655	25,399
Total Operating Expenses	59,320	2,687	62,007
OTHER INCOME AND EXPENSE	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(59,320)	$(2,687)	$(62,007)

Basic and Diluted Loss per Common Share	$0.015	$0.002

Weighted Average Number of Shares Outstanding	4,044,780	1,600,000

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Statements of Stockholders' Equity
For the Period of Inception (May 31, 2006) to June 30, 2007

	Common Stock Shares Amount		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total
Inception - May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at $0.01 cash per share	2,000,000	2,000	18,000	-	20,000
Loss for the period	-	-	-	(2,687)	(2,687)
Balance - June 30, 2006 (audited)	2,000,000	2,000	18,000	(2,687)	17,313
Common shares issued to founders at $0.01 cash per share	1,000,000	1,000	9,000	-	10,000
Common shares issued for cash at $0.04 per share	1,737,500	1,738	67,762	-	69,500
Loss for the year	-	-	-	(59,320)	(59,320)
Balance - June 30, 2007 (audited)	4,737,500	$4,738	$94,762	$(62,007)	$37,493

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Statements of Cash Flows

Cash Resources Provided By (Used In)	For the Year Ended June 30, 2007	From Inception (May 31, 2006) to June 30, 2006	Cumulative From Inception (May 31, 2006) to June 30, 2007
Cash Flows From Operating Activities
Net loss	$(59,320)	$(2,687)	$(62,007)
Changes in operating assets and liabilities:
Prepaid expenses	4,500	(5,000)	(500)
Accounts payable and Accrued liabilities	1,032	1,500	2,532
Net cash used in operating activities	(53,788)	(6,187)	(59,975)

Cash Flows From Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Cash Flows From Financing Activities
Issuance of common stock for cash	79,500	20,000	99,500
Net cash provided by financing activities	79,500	20,000	99,500

Net Increase (decrease) in Cash and Cash Equivalents	25,712	13,813	39,525
Cash and cash equivalent position - beginning of period	13,813	-	-
Cash and Cash Equivalents Position - end of Period	$39,525	$13,813	$39,525

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2007 and 2006

1. Organization and Going Concern

Mariposa Resources, Ltd. (the "Company") was incorporated on May 31, 2006 in the State of Nevada, U.S.A. It is based in Miami, Florida, USA. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is June 30.

The Company is an exploration stage company that engages principally in the acquisition, exploration and development of resource properties. The Company has the right to conduct exploration work on 20 mineral mining claims in Esmeralda County, Nevada, U.S.A. and has not yet determined whether this property contains reserves that are economically recoverable. Prior to this, the Company's activities have been limited to its formation and the raising of equity capital.

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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2007, the Company has working capital of $37,493 and an accumulated deficit of 62,007. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2007 and 2006

2. Significant Accounting Policies - Continued

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $39,525 (June 30, 2006 - $13,813) in cash and cash equivalents at June 30, 2007.

Mineral Acquisition and Exploration Costs

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

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2007 and 2006

2. Significant Accounting Policies - Continued

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

Earnings (Loss) per Share of Common Stock

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to June 30, 2007.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2007 and 2006

2. Significant Accounting Policies - Continued

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to June 30, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to June 30, 2007.

Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial operational, technological and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Environmental Expenditures

The operations of the Company have been, and may in the future be, affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the company vary greatly and are not predictable. The Company's policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. All of these types of expenditures incurred since inception have been charged against earnings due to the uncertainty of their future recoverability. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements, but will be implemented in the Company's future financial reporting when applicable.

FASB Statements:

In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2007 and 2006

2. Significant Accounting Policies - Continued

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
Notes to Financial Statements
June 30, 2007 and 2006

3. Capital Stock

Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. The Company has also authorized 100,000,000 preferred shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

Share Issuance

Since inception, the Company has issued 4,737,500 common shares, 3,000,000 and 1,737,500 shares at $0.01 and $0.04 per share respectively, for total proceeds of $99,500, resulting in $4,738 for par value shares and $94,762 for capital in excess of par. The 3,000,000 shares were issued to officers and directors of the Company and 1,737,500 shares were issued to independent investors.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

4. Income Taxes

The Company has accumulated net operating losses for U.S. federal income tax purposes of approximately $62,007 (June 30, 2006 - $2,687), which will begin to expire in 2026 and can be used to reduce taxable income of future years.

Details of future income tax assets:

Future income tax assets:	June 30, 2007	June 30, 2006
Non-capital tax loss (approx. 34% tax rate)	$21,000	$ 900
Valuation allowance	(21,000)	(900)
	$-	$ -

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
Notes to Financial Statements
June 30, 2007 and 2006

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

Upon execution of the agreement, Gold Explorations LLC transferred 100% interest in the mineral claims to the Company for $53,000 to be paid, at the Company's option, as follows:

Cash Payments
Upon signing of the agreement and transfer of title (paid)	$5,000
On or before July 27, 2007 (paid in July 2007)	5,000
On or before July 27, 2008	8,000
On or before July 27, 2009	10,000
On or before July 27, 2010	10,000
On or before July 27, 2011	15,000
$53,000

All payments shall be made within 30 days of the due date or the Property and all rights will revert back to Gold Explorations LLC.

In addition, the Company must incur exploration expenditures of $50,000 on the Property by July 27, 2011. The Company had a report recommending a work program of approximately $22,000. The program consisted of surveying a control grid, soil and rock chip sampling and geological mapping. A total of $25,191 was advanced during April - June 2007 and the work program was completed prior to the year ended June 30, 2007. During the year ended June 30, 2007, the Company spent a total of $30,191 (June 30, 2006 - $0) on property option payments and exploration work performed on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of June 30, 2007, the Company met these obligations.

The property is subject to a 3% royalty, to Gold Explorations LLC, on all mineral commodities sold from the property. This royalty shall be reduced to 1.5% upon payment to the Vendor of $1,000,000 USD at any time

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None. Not applicable.

ITEM 8A - CONTROLS AND PROCEDURES.

Nanuk Warman, our Principal Executive and Financial Officer has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2007 (the "Disclosure Controls Evaluation").  Based on that evaluation, he has concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the chief executive officer and chief accounting officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the year ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B - OTHER INFORMATION.

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Nanuk Warman	35	President, Principal Executive Officer, Principal Financial
11923 S.W. 37 Terrace		Officer, Principal Accounting Officer, Treasurer and a
Miami, FL 33175		member of the Board of Directors

Rossanna Vivo	35	Secretary and a member of the Board of Directors
11923 S.W. 37 Terrace
Miami, FL 33175

Douglas W. Scheving	57	Member of the Board of Directors
Suite 2103 -808 Nelson Street
Vancouver, B.C., V6Z 2H2

Nanuk Warman has held his office/position since inception. Rossanna Vivo and Douglas Scheving have held their offices/positions since June 28, 2006 and all are expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors, promoters and control persons

Background of Officers and Directors

Nanuk Warman, has been our President, Chief Financial Officer, Treasurer, and Member of the Board of Directors since inception. Mr. Warman graduated from the British Columbia Institute of Technology (BCIT), located in Burnaby B.C. Canada, in June 1995 with a Diploma in Technology in Financial Management, specializing in Finance. He obtained his Certified Management Accountant (CMA) designation in October 1998 and has been a member in good standing since with the Certified Management Accountants Society of British Columbia. As of August, 2007, he has earned the right to use the Chartered Financial Analyst (CFA) designation and is a member in good standing with the CFA Institute. Mr. Warman is a self-employed consultant (since 1998), assisting companies with their preparation of financial statements for review and audit by independent accounting firms and with ongoing accounting compliance matters. From

 December 2006 - present, he is serving as a director of Coastline Corporate Services, Inc., a Florida company with the intentions to obtain a quotation on the OTCBB. From 2000 - 2003, he served as president of Neutron Enterprises, Inc., a company that trades on the OTCBB under the symbol of NTRN. From 1996 - 1998, he worked as a staff accountant for KPMG, in their Independent Business and Accounting Services department. His duties were to perform Notice to Reader and Review engagements for private corporations, as well as corporate and personal Canadian tax planning and filing. Mr. Warman devotes 25% of his time to us, or approximately 10 hours per week to our operation. Currently, the remaining 75% of Mr. Warman's time will be spent in his consulting business.

Rossana Vivo has been our secretary and a member of the board of directors since June 28, 2006. Since 2004 - present, Ms. Vivo has been working for GM Pool Services and Repairs, Inc., based in Miami, Florida, as their office manager. Her responsibilities are to supervise the service and repair staff, schedule work assignments, maintain the accounting records, and deal with customers on collection of payments and provide estimates/quotations for proposed work. From 2000 - 2004, she was a stay at home mother and took part-time English and computer courses from the Miami Dade Community college. Ms. Vivo devotes up to 10% of her time to us, or approximately 4 hours per week to our operation. Currently, the remaining 90% of Ms. Vivo's time is devoted to her work with GM Pool Services and Repairs, Inc.

Douglas W. Scheving has been a Director of the Company since June 28, 2006.  Mr. Scheving is also president, principal executive officer and a member of the Board of Directors of Touchstone Mining Limited (since September 2005).  Since July 1993 Mr. Scheving has held various positions with Golden Glacier Resources Ltd. and Exeter Resource Corporation, TSX Venture Exchange listed exploration stage mining Companies located in Vancouver British Columbia.  Mr. Scheving is currently director and a member of the audit and compensation committees.  He has also held the positions of president and secretary.  Since October 1997, Mr. Scheving has held various positions with Golden Dynasty Resources Limited, a TSX Venture Exchange listed natural resource company located in Vancouver, British Columbia.  He is currently a director, corporate secretary, and member of the audit committee.  He previously held the position of president. Mr. Scheving was also president, principal executive officer and a member of the Board of Directors of Electrum Mining Limited from August 2004 until November, 2006. Mr. Scheving was president and director of E-COMBIZ.COM Inc., from December 01, 2005 to November 2006 (a development stage pink sheet company located in Vancouver, British Columbia).    Since April 2001, Mr. Scheving has been the owner of Corporate Administrative Services Limited located in Vancouver, British Columbia.  Corporate Administrative Services Limited is engaged in the business of bookkeeping, invoice paying, and providing office services.  Mr. Scheving devotes up to 10% of his time or approximately 4 hours per week to Mariposa Resources, Ltd.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company's Board of Directors does not have a separately designated audit committee and an "audit committee financial expert". Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

The Board of Directors does not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto as exhibit 14. The Company will also provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at, 11923 SW Terrace, Miami FL, 33175.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

ITEM 10 - EXECUTIVE COMPENSATION.

Currently, none of our officers and/or directors is being compensated for their services during the development stage of our business operations.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
Nanuk Warman, CEO, CFO, President, Treasurer, Secretary, Director	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Rossanna Vivo Secretary, Director	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Nanuk Warman Rossana Vivo Douglas Scheving	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Nanuk Warman Rossana Vivo Douglas Scheving	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

We have not paid any salaries in 2007, and we do not anticipate paying any salaries at any time in 2007. We will not begin paying salaries until we have adequate funds to do so.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the board of directors.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares	Ownership

Nanuk Warman	2,000,000	42.1%
11923 S.W. 37 Terrace
Miami, FL 33175

Rossanna Vivo	500,000	10.6%
11923 S.W. 37 Terrace
Miami, FL 33175

Douglas W. Scheving	500,000	10.6%
Suite 2103 - 808 Nelson Street
Vancouver, B.C., V6Z 2H2

All Officers and Directors	3,000,000	63.3%
as a Group (3 persons)

The percent of class is based on 4,737,500 shares of common stock issued and outstanding as of August 31, 2007.

A total of 3,000,000 shares of common stock were issued to our officers and directors in June and July 2006. The 3,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers' transaction or in a transaction directly with a market maker.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On June 6, 2006, Nanuk Warman, our president, acquired 2,000,000 shares of our common stock, for cash proceeds of $20,000. On July 1, 2006, Rossanna Vivo and Douglas Scheving acquired 500,000 shares each of our common stock, for cash proceeds of $5,000 each. The 3,000,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers' transaction or in a transaction directly with a market maker.

Our officers and directors are our only promoters. They have not received nor will they receive anything of value from us, directly or indirectly in their capacities as promoters.

ITEM 13 - EXHIBITS.

The following exhibits are included with this filing:

Exhibit
Number Description

3(i)         Articles of Incorporation*

3(ii)        Bylaws*

14         Code of Ethics

23         Consent of Moore & Associates, Chartered

31         Rule 13a-14(a)/15d-14a(a) Certifications

32         Section 1350 Certifications

* Included in our original SB-2 filing under Commission File Number 333-137481.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2007: $ 3,750

2006: $ 1,500

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

2007: $ 0.00

2006: $ 0.00

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2007: $ 500.00 Nature of Services: None (see note below)

2006: $ 0.00 Nature of Services: None (see note below)

Preparation of the Company's corporate tax return for the fiscal year ended June 30, 2007 is currently underway.  Preparation of the corporate tax return for the period ended June 30, 2006, was not performed by the principal accountant.

All Other Fees:

2007: $ 0.00

2006: $ 0.00

Audit Committee Pre-approval

The Company does not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented. The Board of Directors will have to pre-approve the engagement of the Company's principal independent accountants to provide non-audit services. No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by the Company's principal independent accountants in 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mariposa Resources, Inc.

Signature	Title	Date

/s/ Nanuk Warman	President, Principal Executive Officer,	September 27, 2007
Nanuk Warman	Principal Financial Officer, Treasurer,
Principal Accounting Officer, and
Member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nanuk Warman	President, Principal Executive Officer,	September 27, 2007
Nanuk Warman	Principal Financial Officer, Treasurer,
Principal Accounting Officer, and
Member of the Board of Directors

/s/ Rossanna Vivo	Secretary, and Member of the Board of	September 27, 2007
Rossanna Vivo	Directors

/s/ Douglas Scheving	Member of the Board of Directors	September 27, 2007
Douglas Scheving