Form 10QSB
period 2007-09-30
Mariposa Resources, Ltd.
filed 2007-10-16
CIK 1375576

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of
The Securities Act of 1934

For the Quarterly Period ended September 30, 2007

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

                                    Yes X                     No ___

There were 4,737,500 shares of Common Stock issued and outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format: Yes No __X__

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Mariposa Resources, Ltd., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission ("SEC") on September 28, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the quarter ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2008.

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Unaudited

Mariposa Resources, Ltd. (An Exploration Stage Company)
Interim Balance Sheet

ASSETS	As at September 30, 2007 (Unaudited)	As at June 30, 2007 (Audited)
Current Assets
Cash and cash equivalents	$27,452	$39,525
Prepaid expenses	500	500
Total Current Assets	27,952	40,025

TOTAL ASSETS	$27,952	$40,025

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,241	$2,532

Total Liabilities	3,241	2,532

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 100,000,000 common shares, $0.001 par value
Issued and outstanding shares: 4,737,500 common shares	4,738	4,738
Additional paid-in capital	94,762	94,762
Deficit accumulated during the exploration stage	(74,789)	(62,007)
Total Stockholders' Equity	24,711	37,493

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,952	$40,025

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Interim Statements of Operations
Unaudited

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Cumulative From Inception (May 31, 2006) to September 30, 2007
OPERATING EXPENSES:
General and administrative expenses	$847	$739	$4,390
Mining expenses (Note 5)	7,700	7,874	40,764
Professional fees	4,235	3,567	29,635
Total Operating Expenses	12,782	12,180	74,789
OTHER INCOME AND EXPENSE	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(12,782)	$(12,180)	$(74,789)

Basic and Diluted Loss per Common Share	$(0.003)	$(0.004)

Weighted Average Number of Shares Outstanding	4,737,500	3,000,000

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Interim Statements of Stockholders' Equity
For the Period of Inception (May 31, 2006) to September 30, 2007

	Common Stock Shares Amount		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total
Inception - May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at $0.01 cash per share	2,000,000	2,000	18,000	-	20,000
Loss for the period	-	-	-	(2,687)	(2,687)
Balance - June 30, 2006 (audited)	2,000,000	2,000	18,000	(2,687)	17,313
Common shares issued to founders at $0.01 cash per share	1,000,000	1,000	9,000	-	10,000
Common shares issued for cash at $0.04 per share	1,737,500	1,738	67,762	-	69,500
Loss for the year	-	-	-	(59,320)	(59,320)
Balance - June 30, 2007 (audited)	4,737,500	4,738	94,762	(62,007)	37,493
Loss for the period	-	-	-	(12,782)	(12,782)
Balance - September 30, 2007 (unaudited)	4,737,500	$4,738	$94,762	$(74,789)	$24,711

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Interim Statements of Cash Flows
Unaudited

Cash Resources Provided By (Used In)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Cumulative From Inception (May 31, 2006) to September 30, 2007
Cash Flows From Operating Activities
Net loss	$(12,782)	$(12,180)	$(74,789)
Changes in operating assets and liabilities:
Prepaid expenses	-	1,197	(500)
Accounts payable and Accrued liabilities	709	(750)	3,241
Net cash used in operating activities	(12,073)	(11,733)	(72,048)

Cash Flows From Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Cash Flows From Financing Activities
Issuance of common stock for cash	-	10,000	99,500
Net cash provided by financing activities	-	10,000	99,500

Net Increase (decrease) in Cash and Cash Equivalents	(12,073)	(1,733)	27,452
Cash and cash equivalent position - beginning of period	39,525	13,813	-
Cash and Cash Equivalents Position - end of Period	$27,452	$12,080	$27,452

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2007
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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2007, the Company has working capital of $24,711 and an accumulated deficit of $74,789. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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
September 30, 2007
Unaudited

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $27,452 in cash and cash equivalents at September 30, 2007.

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2007
Unaudited

2. Significant Accounting Policies - Continued

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2007
Unaudited

2. Significant Accounting Policies - Continued

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to September 30, 2007.

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to September 30, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to September 30, 2007.

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2007
Unaudited

2. Significant Accounting Policies - Continued

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2007
Unaudited

2. Significant Accounting Policies - Continued

Recent Accounting Pronouncements - Continued

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

Share Issuance

Since inception, the Company has issued a total of 4,737,500 common shares, 3,000,000 and 1,737,500 shares at $0.01 and $0.04 per share respectively, for total proceeds of $99,500, resulting in $4,738 for par value shares and $94,762 for capital in excess of par. The 3,000,000 shares were issued to officers and directors of the Company and 1,737,500 shares were issued to independent investors.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants or other dilutive securities.

4. Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through September 30, 2007 of approximately $74,789 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $25,000 were offset by the valuation allowance that increased by approximately $4,000 and $4,100 during the three months ended September 30, 2007 and 2006, respectively.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2007
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

Upon execution of the agreement, Gold Explorations LLC transferred 100% interest in the mineral claims to the Company for $53,000 to be paid, at the Company's option, as follows:

Cash Payments
Upon signing of the agreement and transfer of title (paid)	$5,000
On or before July 27, 2007 (paid)	5,000
On or before July 27, 2008	8,000
On or before July 27, 2009	10,000
On or before July 27, 2010	10,000
On or before July 27, 2011	15,000
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

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of September 30, 2007, the Company met these obligations.

The property is subject to a 3% royalty, to Gold Explorations LLC, on all mineral commodities sold from the property. This royalty shall be reduced to 1.5% upon payment to the Vendor of $1,000,000 USD at any time

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this quarterly report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of Operations

We have generated no revenues since inception (May 31, 2006) and have incurred $74,789 in expenses through September 30, 2007.

The following table provides selected financial data about our company as of and for the three-month period ended September 30, 2007.
Balance Sheet Data:	September 30, 2007

Cash	$27,452
Total assets	$27,952
Total liabilities	$3,241
Stockholders' Equity	$24,711

Our cash in the bank at September 30, 2007 was $27,452. Net cash provided by financing activities since inception through September 30, 2007, was $99,500, consisting of $69,500 raised from the sale of common stock under our Registration statement on Form SB-2 and $30,000 from directors and/or officers of the Company.

Plan of Operation

Our auditors have issued a going concern opinion on our June 30, 2007 audited financial statements, refer to note 1. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues from the sale of minerals and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. We raised $69,500 from our public offering. Under this offering we sold 1,737,500 shares at $0.04 per share to 41 shareholders. These shares, together with 3,000,000 shares sold to three directors upon inception for $30,000, brings the total proceeds received from stock sales to $99,500, the total number of shares issued to 4,737,500 shares, and the total number of shareholders to 44.

We have used much of the above-mentioned funds to explore and maintain our resource property located on the MRP Claims in Esmeralda County, Nevada. Our exploration program is explained in as much detail as possible in the business section of our Form 10-KSB filed September 28, 2007. We do not intend to acquire or dispose of any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have retained Gold Explorations LLC to supervise the exploration work on the property.

Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we may cease operations.

The initial offering produced sufficient funds to pay for the 2007 exploration program and administration costs for the next 12 months. However, if the Company requires additional funds, we will try to raise additional funds from a second public offering, a private placement or loans.

The Company retained Steve Karoyli, a managing partner of Gold Explorations LLC, Minden, Nevada to do a work program based upon his recommendations in his report for the MRP Claims in Esmeralda County, Nevada. Mr. Karoyli recommended a program of detailed geological mapping, and trenching. The exposed material in the trenches was to be metal detected with a Minelab GP Extreme Metal detector. The cost of the program was $25,190 and was paid in April to May, 2007. The program started early April, 2007 and the samples were assayed by ALS Chemex of Sparks, Nevada.

Our Exploration Program

The trenching program started early April, 2007, and was terminated in May, 2007, after which reclamation of the trenches was initiated. The Company Directors will await the final report and assay results before making any decisions about the property

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash, we raised $69,500 from our public offering. We cannot guarantee that we have raised enough money through the public offering to stay in business. There is a possibility that we will run out of money before we find mineralized material. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering, or through debt financing.

We have discussed this matter with our officers and directors, and Mr. Warman has agreed to advance funds as needed and has agreed to pay any additional cost of reclamation of the property should mineralized material not be found thereon. However, there is no written agreement with Mr. Warman to this affect. The agreement is entirely oral. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering may allow the company to operate for up to one year. Other than as described in this paragraph, we have no other financing plans.

We acquired a lease that grants us the right to enter on a property which contains 20 lode mining claims with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property. The property is staked and we began the exploration work program early April, 2007 and finished May, 2007.

Since inception of the Company on May 31, 2006, to September 30, 2007, the Company has issued 4,737,500 common shares at $0.01 and $0.04 per share for total proceeds of $99,500. This was accounted for as an acquisition of shares.

As of September 30, 2007, our total assets were $27,952 and our total liabilities were $3,241.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $74,789 from inception (May 31, 2006) to September 30, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at September 30, 2007, we had working capital of $24,711. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $27,452 in cash and cash equivalents at September 30, 2007.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to September 30, 2007.

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to September 30, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to September 30, 2007.

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

October 15, 2007                                                 Mariposa Resources, Ltd., Registrant

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

October 15, 2007                                                 Mariposa Resources, Ltd., Registrant

                                                                    By: /s/ Nanuk Warman

                                                                          Nanuk Warman, Director, President,

                                                                          Treasurer, Principal Executive Officer,

                                                                          Principal Financial Officer