Form 10QSB
period 2007-12-31
Mariposa Resources, Ltd.
filed 2008-02-11
CIK 1375576

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the Quarterly Period ended December 31, 2007

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

Yes      X

No    ____

There were 4,737,500 shares of Common Stock issued and outstanding as of December 31, 2007.

Transitional Small Business Disclosure Format:   Yes

No __X__

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Mariposa Resources, Ltd., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on September 28, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2008.

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007

Unaudited

Mariposa Resources, Ltd. (An Exploration Stage Company)
Interim Balance Sheet

ASSETS	As at December 31, 2007 (Unaudited)	As at June 30, 2007 (Audited)
Current Assets
Cash and cash equivalents	$22,676	$39,525
Prepaid expenses	500	500
Total Current Assets	23,176	40,025

TOTAL ASSETS	$23,176	$40,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,300	$2,532

Total Liabilities	1,300	2,532

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 100,000,000 common shares, $0.001 par value
Issued and outstanding shares: 4,737,500 common shares	4,738	4,738
Additional paid-in capital	94,762	94,762
Deficit accumulated during the exploration stage	(77,624)	(62,007)
Total Stockholders’ Equity	21,876	37,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,176	$40,025

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Interim Statements of Operations
Unaudited

					Cumulative
					from Inception
	Three Months Ended		Six Months Ended		(May 31, 2006) to
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007
Revenue:	$ -	$ -	$ -	$ -	$ -

Operating Expenses:
General and administrative	748	1,215	1,594	1,954	5,138
Mining expenses (Note 5)	-	-	7,700	7,874	40,764
Professional fees	2,087	11,642	6,323	15,209	31,722
Total Operating Expenses	2,835	12,857	15,617	25,037	77,624

Other Income (Expense)	-	-	-	-	-

Net Loss for the Period	$ (2,835)	$ (12,857)	$ (15,617)	$ (25,037)	$ (77,624)

Basic and Diluted Loss per Common Share	$ (0.001)	$ (0.003)	$ (0.003)	$ (0.007)

Weighted Average Number of
Common Shares Outstanding	4,737,500	3,723,214	4,737,500	3,359,631

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Interim Statement of Stockholders’ Equity
For the Period of Inception (May 31, 2006) to December 31, 2007

	Common Stock Shares Amount		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total
Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at $0.01 cash per share	2,000,000	2,000	18,000	-	20,000
Loss for the period	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006 (audited)	2,000,000	2,000	18,000	(2,687)	17,313
Common shares issued to founders at $0.01 cash per share	1,000,000	1,000	9,000	-	10,000
Common shares issued for cash at $0.04 per share	1,737,500	1,738	67,762	-	69,500
Loss for the year	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007 (audited)	4,737,500	4,738	94,762	(62,007)	37,493
Loss for the period	-	-	-	(15,617)	(15,617)
Balance – December 31, 2007 (unaudited)	4,737,500	$4,738	$94,762	$(77,624)	$21,876

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Interim Statements of Cash Flows
Unaudited

Cash Resources Provided By (Used In)	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006	Cumulative From Inception (May 31, 2006) to December 31, 2007
Cash Flows From Operating Activities
Net loss	$(15,617)	$(25,037)	$(77,624)
Changes in operating assets and liabilities:
Prepaid expenses	-	3,994	(500)
Accounts payable and Accrued liabilities	(1,232)	(420)	1,300
Net cash used in operating activities	(16,849)	(21,463)	(76,824)

Cash Flows From Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Cash Flows From Financing Activities
Issuance of common stock for cash	-	79,500	99,500
Net cash provided by financing activities	-	79,500	99,500

Net Increase (decrease) in Cash and Cash Equivalents	(16,849)	58,037	22,676
Cash and cash equivalent position – beginning of period	39,525	13,813	-
Cash and Cash Equivalents Position – end of Period	$22,676	$71,850	$22,676

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2007

1.

Organization and Going Concern

Mariposa Resources, Ltd. (the “Company”) was incorporated on May 31, 2006 in the State of Nevada, U.S.A.  It is based in Miami, Florida, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

The Company is an exploration stage company that engages principally in the acquisition, exploration and development of resource properties.  The Company has the right to conduct exploration work on 20 mineral mining claims in Esmeralda County, Nevada, U.S.A. and has not yet determined whether this property contains reserves that are economically recoverable. Prior to this, the Company’s activities have been limited to its formation and the raising of equity capital.

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2007, the Company has working capital of $21,876 and an accumulated deficit of $77,624.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $22,676 in cash and cash equivalents at December 31, 2007.

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

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.”  The carrying amounts of cash and cash equivalents, accounts payable, accrued liabilities and amount due to related party approximate their fair values because of the short maturity of these items.  Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

2.

Significant Accounting Policies - Continued

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  The company presently operates only in the United States.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Earnings (Loss) per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

2.

Significant Accounting Policies – Continued

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into the US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of shareholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to December 31, 2007.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 31, 2006) to December 31, 2007, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to December 31, 2007.

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

2.

Significant Accounting Policies – Continued

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements, but will be implemented in the Company’s future financial reporting when applicable.

FASB Statements:

In December 2007, FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In December 2007, FASB issued a revision to Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

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

4.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through December 31, 2007 of approximately $77,624 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $26,000 were offset by the valuation allowance that increased by approximately $5,000 during the six months ended December 31, 2007.

5.

Mineral Property Costs

By agreement dated July 27, 2006 with Gold Explorations LLC, of Minden, Nevada, the Company acquired an option to earn a 100% interest in certain properties consisting of 20 unpatented mineral claims, located in Esmeralda County, Nevada, USA.

5.

Mineral Property Costs - Continued

Upon execution of the agreement, Gold Explorations LLC transferred 100% interest in the mineral claims to the Company for $53,000 to be paid, at the Company’s option, as follows:

Cash Payments
Upon signing of the agreement and transfer of title (paid)	$5,000
On or before July 27, 2007 (paid)	5,000
On or before July 27, 2008	8,000
On or before July 27, 2009	10,000
On or before July 27, 2010	10,000
On or before July 27, 2011	15,000
$53,000

All payments shall be made within 30 days of the due date or the Property and all rights will revert back to Gold Explorations LLC.

In addition, the Company must incur exploration expenditures of $50,000 on the Property by July 27, 2011.  The Company had a report recommending a work program of approximately $22,000.  The program consisted of surveying a control grid, soil and rock chip sampling and geological mapping.  A total of $25,191 was advanced during April – June 2007 and the work program was completed prior to the year ended June 30, 2007.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.   As of December 31, 2007, the Company met these obligations.

The property is subject to a 3% royalty, to Gold Explorations LLC, on all mineral commodities sold from the property.  This royalty shall be reduced to 1.5% upon payment to the Vendor of $1,000,000 USD at any time

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of Operations

We have generated no revenues since inception (May 31, 2006) and have incurred $77,624 in expenses through December 31, 2007.

The following table provides selected financial data about our company as of and for the six-month period ended December 31, 2007.

Balance Sheet Data:	December 31, 2007

Cash	$22,676
Total assets	$23,176
Total liabilities	$1,300
Stockholders' Equity	$21,876

Our cash in the bank at December 31, 2007 was $22,676.  Net cash provided by financing activities since inception through December 31, 2007, was $99,500, consisting of $69,500 raised from the sale of common stock under our Registration statement on Form SB-2 and $30,000 from directors and/or officers of the Company.

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

Since inception of the Company on May 31, 2006, to December 31, 2007, the Company has issued 4,737,500 common shares at $0.01 and $0.04 per share for total proceeds of $99,500. This was accounted for as an acquisition of shares.

As of December 31, 2007, our total assets were $23,176 and our total liabilities were $1,300.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $77,624 from inception (May 31, 2006) to December 31, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at December 31, 2007, we had working capital of $21,876. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $22,676 in cash and cash equivalents at December 31, 2007.

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

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.”  The carrying amounts of cash and cash equivalents, accounts payable, accrued liabilities and amount due to related party approximate their fair values because of the short maturity of these items.  Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  The company presently operates only in the United States.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Earnings (Loss) per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into the US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of shareholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to December 31, 2007.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 31, 2006) to December 31, 2007, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to December 31, 2007.

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

PART II – OTHER INFORMATION

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

31.1

Sec. 302 Certification of Principal Executive Officer

32.1

Sec. 906 Certification of Principal Executive Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 8, 2008

Mariposa Resources, Ltd., Registrant

By:

/s/ Nanuk Warman

______________________________

Nanuk Warman, Director, President,

Treasurer, Principal Executive Officer,

Principal Financial Officer, Principal

Accounting Officer