Form 10QSB
period 2008-03-31
Mariposa Resources, Ltd.
filed 2008-04-24
CIK 1375576

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the Quarterly Period ended March 31, 2008

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

Yes      X

No    ____

There were 4,737,500 shares of Common Stock issued and outstanding as of March 31, 2008.

Transitional Small Business Disclosure Format:   Yes

No __X__

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Mariposa Resources, Ltd., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on September 28, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2008.

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Interim Balance Sheets

	As at	As at
	March 31,	June 30,
ASSETS	2008	2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$20,369	$39,525
Prepaid expenses	500	500
Total Current Assets	20,869	40,025

TOTAL ASSETS	$20,869	$40,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,078	$2,532

Total Liabilities	3,078	2,532

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
4,737,500 common shares	4,738	4,738
Additional paid-in capital	94,762	94,762
Deficit accumulated during the exploration stage	(81,709)	(62,007)
Total Stockholders’ Equity	17,791	37,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,869	$40,025

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited)

					Cumulative
					from Inception
	Three Months Ended		Nine Months Ended		(May 31, 2006) to
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008
Revenue:	$-	$-	$-	$-	$-

Operating Expenses:
General and administrative	1,494	708	3,089	2,662	6,632
Mining expenses (Note 5)	-	-	7,700	7,874	40,764
Professional fees	2,591	4,678	8,913	19,887	34,313
Total Operating Expenses	4,085	5,386	19,702	30,423	81,709

Other Income (Expense)	-	-	-	-	-

Net Loss for the Period	$(4,085)	$(5,386)	$(19,702)	$(30,423)	$(81,709)

Basic and Diluted Loss per
Common Share	$(0.001)	$(0.001)	$(0.004)	$(0.008)

Weighted Average Number of
Common Shares Outstanding	4,737,500	4,737,500	4,737,500	3,813,874

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Interim Statement of Stockholders’ Equity
For the Period of Inception (May 31, 2006) to March 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares Amount		Capital	Stage	Total
Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at
$0.01 cash per share, June 6, 2006	2,000,000	2,000	18,000	-	20,000
Loss for the period	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006	2,000,000	2,000	18,000	(2,687)	17,313
Common shares issued to founders at
$0.01 cash per share, July 1, 2006	1,000,000	1,000	9,000	-	10,000
Common shares issued for cash at
$0.04 per share, December 11, 2006	1,737,500	1,738	67,762	-	69,500
Loss for the year	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007	4,737,500	4,738	94,762	(62,007)	37,493
Loss for the period	-	-	-	(19,702)	(19,702)
Balance – March 31, 2008 (unaudited)	4,737,500	$4,738	$94,762	$(81,709)	$17,791

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
			(May 31, 2006) to
	Nine Months Ended March 31,		March 31,
Cash Resources Provided By (Used In)	2008	2007	2007
Cash Flows From Operating Activities
Net loss	$(19,702)	$(30,423)	$(81,709)
Changes in operating assets and liabilities:
Prepaid expenses	-	(15,500)	(500)
Accounts payable and Accrued liabilities	546	1,835	3,078
Net cash used in operating activities	(19,156)	(44,088)	(79,131)

Cash Flows From Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Cash Flows From Financing Activities
Issuance of common stock for cash	-	79,500	99,500
Net cash provided by financing activities	-	79,500	99,500

Net Increase (decrease) in Cash and Cash Equivalents	(19,156)	35,412	20,369
Cash and cash equivalent position – beginning of period	39,525	13,813	-
Cash and Cash Equivalents Position – end of Period	$20,369	$49,225	$20,369

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2008
(Unaudited)

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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at March 31, 2008, the Company has working capital of $17,791 and an accumulated deficit of $81,709.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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
March 31, 2008
(Unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $20,369 in cash and cash equivalents at March 31, 2008.

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
March 31, 2008
(Unaudited)

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
March 31, 2008
(Unaudited)

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to March 31, 2008.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 31, 2006) to March 31, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to March 31, 2008.

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
March 31, 2008
(Unaudited)

2.

Significant Accounting Policies – Continued

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements, but will be implemented in the Company’s future financial reporting when applicable.

FASB Statements:

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2008
(Unaudited)

2.

Significant Accounting Policies – Continued

FASB Statements - Continued:

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

Share Issuance

Since inception, the Company has issued a total of 4,737,500 common shares, 3,000,000 and 1,737,500 shares at $0.01 and $0.04 per share respectively, for total proceeds of $99,500, resulting in $4,738 for par value shares and $94,762 for capital in excess of par.  Of these shares, 3,000,000 were issued to officers and directors of the Company and 1,737,500 shares were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants or other dilutive securities.

4.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through March 31, 2008 of approximately $81,709 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $28,000 were offset by the valuation allowance that increased by approximately $7,000 during the nine months ended March 31, 2008.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2008
(Unaudited)

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

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.   As of March 31, 2008, the Company met these obligations.

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

Results of Operations

We have generated no revenues since inception (May 31, 2006) and have incurred $81,709 in expenses through March 31, 2008.

The following table provides selected financial data about our company as of and for the nine-month period ended March 31, 2008.

Balance Sheet Data:	March 31, 2008

Cash	$20,369
Total assets	$20,869
Total liabilities	$3,078
Stockholders' Equity	$17,791

Our cash in the bank at March 31, 2008 was $20,369.  Net cash provided by financing activities since inception through March 31, 2008, was $99,500, consisting of $69,500 raised from the sale of common stock under our Registration statement on Form SB-2 and $30,000 from directors and/or officers of the Company.

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

Since inception of the Company on May 31, 2006, to March 31, 2008, the Company has issued 4,737,500 common shares at $0.01 and $0.04 per share for total proceeds of $99,500. This was accounted for as an acquisition of shares.

As of March 31, 2008, our total assets were $20,869 and our total liabilities were $3,078.

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

April 7, 2008

Mariposa Resources, Ltd., Registrant

By:

/s/ Nanuk Warman

______________________________

Nanuk Warman, Director, President,

Treasurer, Principal Executive Officer,

Principal Financial Officer, Principal

Accounting Officer