Form 10-K
period 2008-06-30
Mariposa Resources, Ltd.
filed 2008-09-12
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended June 30, 2008.

[  ] Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Commission File No. 333-135037

MARIPOSA RESOURCES, LTD.
(Exact name of registrant as specified in its charter)

Nevada	06-1781911
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

11923 SW 37 Terrace, Miami, FL  33175
(Address of principal executive offices)

Registrant’s telephone number, including area code: (305) 677-9456

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ]  Yes  [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ]  Yes  [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes

[  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ](Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[ X] Yes

[ ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold. $69,500 (1,737,500 common shares sold @ $0.04 per share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 1, 2008, the registrant had 4,737,500 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

TABLE OF CONTENTS

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

11

ITEM 1B.  UNRESOLVED STAFF COMMENTS

13

ITEM 2.  PROPERTIES

13

ITEM 3.  LEGAL PROCEEDINGS

13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

13

PART II

13

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  13

ITEM 6.  SELECTED FINANCIAL DATA

14

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  15

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

22

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

36

ITEM 9AT.  Controls and Procedures

36

Item 9B.  Other Information

37

PART III

37

ITEM 10.  Directors, Executive Officers, and Corporate Governance.

37

ITEM 11.  Executive Compensation

39

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

40

ITEM 13.  Certain Relationships and Related Transactions, Director Independence

41

ITEM 14.  Principal Accountant Fees and Services

41

PART IV

42

ITEM 15.  Exhibits, Financial Statement Schedules

42

Signatures

43

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.  BUSINESS

Business Development

Mariposa Resources, Ltd. (“Mariposa”, “The Company”) was incorporated in the State of Nevada on May 31, 2006.  Mariposa has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

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

Background

On July 27, 2006, we executed a Mineral Claim Purchase Agreement (“Agreement”) with Gold Explorations LLC, an unrelated third party that holds title to the property.  Under the terms of the Agreement, we have the right to explore for gold on 400 acres. The property is comprised of 20 lode mining claims in Esmeralda County, Nevada.   The terms of the Agreement provide that we will pay Gold Explorations LLC $5,000 upon signing and transfer of title, which we have paid, plus an additional $5,000 one year from signing, $8,000 two years after signing, $10,000 three years after signing, $10,000 four years after signing, and a final payment of $15,000 five years after signing, for total payments of $53,000 USD.

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

We will be responsible for payment of any taxes and maintenance fees due to BLM for 2007, and every year thereafter. Pursuant to the Agreement, it is understood and agreed that in the event either party stakes additional claims within one mile of the existing outer boundary of the MRP claims, those claims will become part of the Agreement.  The fees for 2008 were $2,750 and have been paid.

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

In total, 20 lode mineral claims

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

History

This area is near Goldfield, Nevada.  Goldfield produced significant gold in 1903. The MRP area was most likely originally prospected in the 1910 era and again in the 1980’s.  The work in the 1980’s was focused near the volcanic and sediment contact.  The large gold anomaly was not discovered until the early 1990’s, and remains unexplored.  This anomaly, which is within the now MRP claims, is approximately 2,500 feet in length and as much as 600 feet in width.

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

GLOSSARY OF MINING TERMS

“Andesite”	A gray to black volcanic rock
“Anomaly”	Something which deviates from the standard or expected
“Argillic”	a diagnostic of clay accumulation
“Caldera”	a large, usually circular depression at the summit of a volcano formed when magma is withdrawn or erupted from a shallow underground magma reservoir
“Clastic”	Clastic sedimentary rocks are made up of little pieces of other rocks called sediment
"Gold" or “Au”	A heavy, soft, yellow, ductile, malleable, metallic element. Gold is a critical element in computer and communications technologies
“Gossan”	intensely oxidized, weathered or decomposed rock, usually the upper and exposed part of an ore deposit or mineral vein
“Jasperoid”	a rare, peculiar type of metasomatic alteration and occurs in two main forms; sulfidic jasperoids and hematitic jasperoids
“Lithologies”	The macroscopic nature of the mineral content, grain size, texture and color of rocks.
“Mineral claim”	A portion of land held either by a prospector or a mining company
“Pre-Cambrian”

An informal name for the eons of the geologic timescale that came before the current Phanerozoic eon. It spans from the formation of Earth around 4500 Ma (million years ago) to the evolution of abundant macroscopic hard-shelled fossils

“Quartz”	Common rock forming mineral consisting of silicon and oxygen
“Sedimentary rocks”	Secondary rocks formed from material derived from other rocks and laid down underwater.
“Soil sampling”	The collecting of samples of soil, usually 2 pounds per sample, from soil thought to be covering mineralized rock. The samples are submitted to a laboratory that will analyze them for mineral content
“Tertiary”	One of the major divisions of the geologic timescale, from the end of the Cretaceous period about 65 million years ago to the start of the Quaternary period about 1.6 million years ago.
“Volcanic rocks”	Igneous rocks formed from magma that has flowed out or has been violently ejected from a volcano

Supplies

Supplies and manpower are readily available for exploration of the property.

Other

Other than our Agreement of the property, we own no plants or other property.  Mariposa holds title to the mineral claims, subject to the terms of the Agreement and has the right to conduct exploration activity in accordance with the rules and regulations of the regulatory authorities.

Our Exploration Program

The trenching program started in early April, 2007, and terminated in May, 2007, after which reclamation of the trenches was initiated. No economic quantities of minerals were discovered. The Directors will await the final report and assay results before making any decisions about the property.

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

Competitive Factors

The gold mining industry is fragmented; there are numerous gold prospectors and producers, small and large. We do not compete with other prospectors or producers since there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property in significant quantity to justify removal, or we will elect not to proceed. If we do not proceed, we will cease or suspend operations. We are a very small participant in the gold mining market. Readily available gold markets exist in the United States and around the world for the sale of gold. Therefore, we believe we will be able to sell any gold that we are able to recover.

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

1.

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

2.

Notice level operations include only exploration activities in which five or less acres of disturbance are proposed. Presently, all Notice Level operations require a written notice and must be bonded for all activities other than reclamation.

3.

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

Concurrence by the BLM for occupancy is required whenever residential occupancy is proposed, when fences, gates, or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant's responsibility to prepare a complete notice or plan of operators.

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

We will secure all necessary permits for exploration and, if development is warranted on the property, file final plans of operation before we start any mining operations. At this point, a permit from the BLM would be required. Also, we would be required to comply with the laws of the state of Nevada and other federal regulations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

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

Employees and Employment Agreements

At present, we have no full-time employees. Our three officers and directors are part-time employees and each will devote about 10% - 25% of their time or four to 10 hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property.  The Company has contracted with Gold Explorations, LLC of Minden, NV concerning the exploration work and had them manage our exploration project.

Reports to Security Holders

Mariposa is not required to provide annual reports to security holders.

Mariposa voluntarily makes available an annual report including audited financials on Form 10-K to security holders.  We file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K , and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding Mariposa Resources and filed with the SEC at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

Risks associated with Mariposa Resources, Ltd.

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

Because the probability of an individual prospect ever having reserves is extremely remote; any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property may not contain any reserves. As such, any funds spent on exploration will probably be lost and the Company may cease operations.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on May 31, 2006, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception to June 30, 2008 is $84,895. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

Because Mr. Nanuk Warman and Ms. Rossanna Vivo have other outside business activities and Mr. Warman will only be devoting 25% of his time or 10 hours per week and Ms. Vivo will only be devoting 10% of her time, or four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Mr. Warman and Ms. Rossanna Vivo our officers and directors have other outside business activities and Mr. Warman will only be devoting 25% of his time or 10 hours per week and Ms. Vivo will only be devoting 10% of her time, or four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Warman and Ms. Vivo.  As a result, exploration of the property may be periodically interrupted or suspended.

If our officers and directors resign or die without having found replacements our operations will be suspended or cease.

We have two officers and directors. We are entirely dependent upon them to conduct our operations. If they should resign or die there will be no one to run the Company. Further, we do not have key man insurance. If a death or disability of one or more directors or officers should occur, until we find other qualified persons to run the Company, our operations may be suspended or cease entirely.

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

We will incur ongoing costs and expenses for SEC reporting and compliance.  Without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

We are represented by market makers and have our common shares quoted on the OTC Bulletin Board.  To maintain eligibility for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market makers are not permitted to quote a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.  In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.  If we are unable to generate sufficient revenues to remain in compliance it may be difficult for shareholders to resell their shares, if at all.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Mariposa Resource’s principal place of business and corporate offices is located at 11923 SW 37 Terrace, Miami, FL  33175.  The office space is a shared-office space in which we have rented a 160 square foot office. We have no intention of finding another office space to rent during the development stage of the company and will operate from these premises at a rate of $200 USD a month.  The terms of the rental agreement are month to month, and are cancellable at any time with 30 days written notice.

We have no other property at this time. However, we intend to conduct exploration activities on one property. Record title to the property upon which we intend to conduct exploration activities is not held in our name. The property is owned by the Bureau of Land Management (BLM). The right to mine the claims has been obtained by Gold Explorations LLC of Minden, Nevada. Mariposa entered into an option agreement to purchase the claims through a five year payment program totalling $53,000 USD and a five year work program totalling $50,000 USD. We intend to conduct exploration activities on the MRP Claims located in Esmeralda County, Nevada. The one property consists of twenty lode mining claims. We intend to explore for gold on the property.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “MPSR,” however there has been no active trading market.  Our common stock has been quoted on the OTCBB since March 5, 2007.

Our common stock has not had any trading activity, since first being quoted on March 5, 2007, and since then has had a high bid of $0.30 and a low bid of $0.00.  The high and low bid information was obtained from www.otcbb.com.  OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Of the 4,737,500 shares of common stock outstanding as of June 30, 2007, 3,000,000 shares were owned by Mr. Warman and Ms. Vivo and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Holders

As of September 1, 2008, we have 4,737,500 Shares of $0.001 par value common stock issued and outstanding held by Forty-four (44) shareholders of record.

The stock transfer agent for our securities is Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, FL 33701, Telephone (727) 289-0100.

Dividends

There are no restrictions in Mariposa’s articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	Mariposa would not be able to pay its debts as they become due in the usual course of business;
or
2.

Mariposa’s total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

			From
			Inception
			(May 31,
	Year Ended	Year Ended	2006) to
	June 30,	June 30,	June 30,
	2008	2007	2008

Total expenses	$ 22,888	$ 26,396	$ 76,047
Operating revenue	-	-	-
Net loss from continuing operations	22,888	59,320	84,895
Cash raised by financing activities	-	79,500	99,500
Cash used in operating activities	24,820	53,788	84,795
Cash and cash equivalents on hand	14,705	39,525	14,705

Net loss per common share: Basic and Diluted	0.005	0.015	-
Weighted average number of common shares outstanding:
Basic and diluted	4,737,500	4,044780	-
Cash dividends declared per common share	-	-	-
Property and equipment, net	-	-	-
Long-term debt	-	-	-
Stockholders’ equity	14,605	37,493	-

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Results of Operations

We have generated no revenues since inception and have incurred $84,895 in expenses through June 30, 2008.

The following table provides selected financial data about our company for the year ended June 30, 2008 and 2007, respectively.

                 Balance Sheet Data:

6/30/08

6/30/07

                 Cash

$  14,705

$  39,525

                 Total assets

$  15,205

$  40,025

                 Total liabilities

$       600

$    2,532

                 Stockholders' equity

$  14,605

$  37,493

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual results could differ materially from those discussed here.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues from the sale of minerals and no sales are yet possible.  There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others. We must raise cash to stay in business. We raised $69,500 from our public offering. Under this offering we sold 1,737,500 shares at $0.04 per share to unaffiliated shareholders, these shares together with 3,000,000 shares sold to directors brings the total number of shares issued to 4,737,500.

We have used much of the above-mentioned funds to explore and maintain our resource property located on the MRP Claims in Esmeralda County, Nevada. Our exploration program is explained in as much detail as possible in the business section of this 10-K. We do not intend to acquire or dispose of any plant or significant equipment during the next twelve months.

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

Over the past twelve months, we have experienced difficulties in obtaining financing for our business. During this past quarter we have shifted some of our focus to investigating other business opportunities. These opportunities include possible acquisitions or joint venture arrangements in this and other industries. We can provide no assurance that these efforts in exploring possible acquisitions or joint venture arrangements will come to fruition. Additionally, if any new ventures are successfully negotiated, we can provide no assurance that such new venture will have enough financial resources to fully develop the new venture. Although we will continue to explore financing options based upon our existing business plan, our plan of operations for the next 12 months will also include further investigation of forming partnerships with other entities and researching other business opportunities.

Our Exploration Program

The trenching program started in early April, 2007, and was terminated in May, 2007, after which reclamation of the trenches was initiated. The Company Directors will await the final report and assay results before making any decisions about the property

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

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

Since inception of the Company on May 31, 2006 to June 30, 2008, the Company has issued 4,737,500 common shares at $0.01 and $0.04 per share for total proceeds of $99,500. This was accounted for as an acquisition of shares.

As of June 30, 2008, our total assets were $15,205 and our total liabilities were $600.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $84,895 from inception (May 31, 2006) to June 30, 2008. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at June 30, 2008, we had working capital of $14,605. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $14,705 and $39,525 in cash and cash equivalents at June 30, 2008 and 2007, respectively.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation in May 31, 2006, and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to June 30, 2008.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 31, 2006) to June 30, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to June 30, 2008.

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

FASB Statements:

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This

Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

AUDITED FINANCIAL STATEMENTS

JUNE 30, 2008 and 2007

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF MAY 31, 2006 (INCEPTION) TO JUNE 30, 2008

Page(s)

Report of Independent Registered Public Accounting Firm

24

Balance Sheets at June 30, 2008 and 2007

25

Statements of Operations for the year ended June 30, 2008 and 2007, and cumulative totals from inception (May 31, 2006) to June 30, 2008

26

Statements of Stockholders' Equity for the period of May 31, 2006 (inception)

to June 30, 2008

27

Statements of Cash Flows for the year ended June 30, 2008 and 2007, and cumulative totals from inception (May 31, 2006) to June 30, 2008

28

Notes to Audited Financial Statements

29-35

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Mariposa Resources, Ltd.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Mariposa Resources, Ltd. (An Exploration Stage Company) as of June 30, 2008 and June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2008 and June 30, 2007 and since inception on May 31, 2006 through June 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariposa Resources, Ltd. (An Exploration Stage Company) as of June 30, 2008 and June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2008 and June 30, 2007 and since inception on May 31, 2006 through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has an accumulated deficit of $84,895, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

August 22, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Balance Sheets
As at June 30,

ASSETS	2008	2007

Current Assets
Cash and cash equivalents	$14,705	$39,525
Prepaid expenses	500	500
Total Current Assets	15,205	40,025

TOTAL ASSETS	$15,205	$40,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$600	$2,532

Total Liabilities	600	2,532

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
4,737,500 common shares	4,738	4,738
Additional paid-in capital	94,762	94,762
Deficit accumulated during the exploration stage	(84,895)	(62,007)
Total Stockholders’ Equity	14,605	37,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,205	$40,025

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Statements of Operations

			Cumulative
			from Inception
			(May 31, 2006) to
	For the Year Ended June 30,		June 30,
	2008	2007	2008
Revenue:	$-	$-	$-

Operating Expenses:
General and administrative	3,817	3,511	7,360
Mining expenses (Note 5)	7,700	33,065	40,765
Professional fees	11,371	22,744	36,770
Total Operating Expenses	22,888	59,320	84,895

Provision for Income Taxes (Note 4)	-	-	-

Net Loss for the Period	$(22,888)	$(59,320)	$(84,895)

Basic and Diluted Loss per
Common Share	$(0.005)	$(0.015)

Weighted Average Number of
Common Shares Outstanding	4,737,500	4,044,780

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Statements of Stockholders’ Equity
For the Period of Inception (May 31, 2006) to June 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares Amount		Capital	Stage	Total
Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at
$0.01 cash per share, June 6, 2006	2,000,000	2,000	18,000	-	20,000
Loss for the period	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006	2,000,000	2,000	18,000	(2,687)	17,313
Common shares issued to founders at
$0.01 cash per share, July 1, 2006	1,000,000	1,000	9,000	-	10,000
Common shares issued for cash at
$0.04 per share, December 11, 2006	1,737,500	1,738	67,762	-	69,500
Loss for the year	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007	4,737,500	4,738	94,762	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	4,737,500	$4,738	$94,762	$(84,895)	$14,605

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Statements of Cash Flows

			Cumulative
			From Inception
			(May 31, 2006) to
	For the Year Ended June 30,		June 30,
Cash Resources Provided By (Used In)	2008	2007	2008
Operating Activities
Net loss for the period	$(22,888)	$(59,320)	$(84,895)
Changes in operating assets and liabilities:
Prepaid expenses	-	4,500	(500)
Accounts payable and Accrued liabilities	(1,932)	1,032	600
Net cash used in operating activities	(24,820)	(53,788)	(84,795)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Financing Activities
Issuance of common stock for cash	-	79,500	99,500
Net cash provided by financing activities	-	79,500	99,500

Net Increase (decrease) in Cash and Cash Equivalents	(24,820)	25,712	14,705
Cash and cash equivalent position – beginning of period	39,525	13,813	-
Cash and Cash Equivalents Position – end of Period	$14,705	$39,525	$14,705

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2008 and 2007

1.

Organization

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $14,705 and $39,525 in cash and cash equivalents at June 30, 2008 and 2007, respectively.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation in May 31, 2006 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2008 and 2007

2.

Significant Accounting Policies - Continued

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
Notes to Audited Financial Statements
June 30, 2008 and 2007

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to June 30, 2008.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 31, 2006) to June 30, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to June 30, 2008.

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
Notes to Audited Financial Statements
June 30, 2008 and 2007

2.

Significant Accounting Policies – Continued

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements, but will be implemented in the Company’s future financial reporting when applicable.

FASB Statements:

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2008 and 2007

2.

Significant Accounting Policies – Continued

FASB Statements - Continued:

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

3.

Capital Stock

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

Since inception (May 31, 2006), the Company has issued 3,000,000 common shares at $0.01 per share, and 1,737,500 common shares at $0.04 per share, resulting in total proceeds of $99,500 and 4,737,500 common shares issued and outstanding at June 30, 2008 and 2007. Of these shares, 3,000,000 were issued to directors and officers of the Company and 1,737,500 were issued to unaffiliated investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2008 and 2007

4.

Income Taxes – Continued

Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through June 30, 2008 of approximately $84,895 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $29,000 were offset by the valuation allowance that increased by approximately $8,000 and $20,000 during the years ended June 30, 2008 and 2007, respectively.

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

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.   As of June 30, 2008, the Company met these obligations.

The property is subject to a 3% royalty, to Gold Explorations LLC, on all mineral commodities sold from the property.  This royalty shall be reduced to 1.5% upon payment to the Vendor of $1,000,000 USD at any time

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2008 and 2007

6.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at June 30, 2008, the Company has working capital of $14,605 and an accumulated deficit of $84,895.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.  Not applicable.

Item 9AT –Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2008 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors are elected by the stockholders to a term of one year and serve until their successor is elected and qualified.  Officers are elected by the Board of Directors to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officers and director is set forth below:

Name and Address	Age	Position(s)

Nanuk Warman	35	President, Principal Executive Officer, Principal Financial
11923 S.W. 37 Terrace		Officer, Principal Accounting Officer, Treasurer and a
Miami, FL 33175		member of the Board of Directors

Rossanna Vivo	35	Secretary and a member of the Board of Directors
11923 S.W. 37 Terrace
Miami, FL 33175

Nanuk Warman has held his office/position since inception.  Rossanna Vivo has held her office/position since June 28, 2006 and all are expected to hold said offices/positions until the next annual meeting of our stockholders.  The officers and directors are our only officers, directors, promoters and control persons.

Background Information about Our Officers and Directors

Nanuk Warman, has been our President, Chief Financial Officer, Treasurer, and Member of the Board of Directors since inception. Mr. Warman graduated from the British Columbia Institute of Technology (BCIT), located in Burnaby B.C. Canada, in June 1995 with a Diploma in Technology in Financial Management, specializing in Finance.  He obtained his Certified Management Accountant (CMA) designation in October 1998 and has been a member in good standing since with the Certified Management Accountants Society of British Columbia. As of August, 2007, he has earned the right to use the Chartered Financial Analyst (CFA) designation and is a member in good standing with the CFA Institute. Mr. Warman is a self-employed consultant (since 1998), assisting companies with their preparation of financial statements for review and audit by independent accounting firms and with ongoing accounting compliance matters.  From December 2006 – present, he is serving as a director of Coastline Corporate Services, Inc., a Florida company that trades on the OTCBB under the symbol of CCSV.  From June 2008 – present, he is serving as the sole officer and director of Touchstone Mining

Limited, a company that trades on the OTCBB under the symbol of THSM.  From 2000 – 2004, he served as president of Neutron Enterprises, Inc., a company that trades on the OTCBB under the symbol of STKG.  Mr. Warman devotes 25% of his time to us, or approximately 10 hours per week to our operation.  Currently, the remaining 75% of Mr. Warman’s time will be spent in his consulting business.

Rossana Vivo has been our secretary and a member of the board of directors since June 28, 2006.  Since 2004 – present, Ms. Vivo has been working for GM Pool Services and Repairs, Inc., based in Miami, Florida, as their office manager.  Her responsibilities are to supervise the service and repair staff, schedule work assignments, maintain the accounting records, and deal with customers on collection of payments and provide estimates/quotations for proposed work.  From 2000 – 2004, she was a stay-at-home mother and took part-time English and computer courses from the Miami Dade Community college.  Ms. Vivo devotes up to 10% of her time to us, or approximately 4 hours per week to our operation.  Currently, the remaining 90% of Ms. Vivo’s time is devoted to her work with GM Pool Services and Repairs, Inc.

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

Audit Committee and Audit Committee Financial Expert Disclosure

The Company’s Board of Directors does not have a separately designated audit committee and an “audit committee financial expert”. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

Item 11.  Executive Compensation

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

In addition, none of our officers, directors or employees is party to any employment agreements.

-----------------------------------------------------------------------------------------------------------------------

SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
Nanuk Warman	2008

2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	Rossanna Vivo
2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Nuimber of Securities Underlying Unexersied Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercisaed Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Nanuk Warman	0	0	0	0	0	0	0	0	0
Rossanna Vivo	0	0	0	0	0	0	0	0	0

EXECUTIVE COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Nanuk Warman	0	0	0	0	0	0	0
Rossanna Vivo	0	0	0	0	0	0	0

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares	Ownership

Nanuk Warman	2,500,000	52.8%
11923 S.W. 37 Terrace

Miami, FL 33175

Rossanna Vivo	500,000	10.5%
11923 S.W. 37 Terrace
Miami, FL 33175

All Officers and Directors	3,000,000	63.3%
as a Group (2 people)

The percent of class is based on 4,737,500 shares of common stock issued and outstanding as of September 1, 2008.

Item 13 – Certain Relationships and Related Transactions, Director Independence

On June 6, 2006, Nanuk Warman, our president, acquired 2,000,000 shares of our common stock, for cash proceeds of $20,000.  On July 1, 2006, Rossanna Vivo and Douglas Scheving acquired 500,000 shares each of our common stock, for cash proceeds of $5,000 each. On March 7, 2008, Mr. Warman acquired 500,000 shares from Douglas Scheving, a former director of the Company, in a private transaction. The 3,000,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.  Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

Our officers and directors are our only promoters. They have not received nor will they receive anything of value from us, directly or indirectly in their capacities as promoters.

As of the date of this annual report, our common stock is traded on the OTCBB.  The OTCBB does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14 – Principal Accountant Fees and Services

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

2008:

$ 4,250

2007:

$ 3,750

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2008:

$ 0.00

2007:

$ 0.00

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2008:

$ 0.00

Nature of Services: None (see note below)

2007:

$ 500.00

Nature of Services: June 30, 2007 Tax Return

Preparation of the Company’s corporate tax return for the fiscal year ended June 30, 2008 is currently underway.

All Other Fees:

2008:

$ 0.00

2007:

$ 0.00

 (5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

The following exhibits are included with this filing:

Exhibit

Number

Description

3(i)

Articles of Incorporation (1)

3(ii)

Bylaws (1)

10

Lease Agreement (1)

14

Code of Ethics (2)

31.1

Rule 13a-14(a)/15d-14(a) Certification

31.2

Rule 13a-14(a)/15d-14(a) Certification

32.1

Section 1350 Certification

(1)

Filed with the Securities and Exchange Commission on September 20, 2006 as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form SB-2 (file no. 333-137481 which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on September 28, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB, which exhibit is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 9, 2008

Mariposa Resources, Ltd.

By:

/s/ Nanuk Warman

______________________________

Nanuk Warman, President (principal

executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

September 9, 2008

By:

/s/ Nanuk Warman

_______________________________

Nanuk Warman, President (principal

executive officer), Chief Financial Officer

(principal financial officer), Treasurer,

principal accounting officer and member of

the Board of Directors

September 9, 2008

By:

/s/ Rossanna Vivo

_______________________________

Rossanna Vivo, Secretary and member of

the Board of Directors

43