Form 10-Q
period 2008-09-30
Mariposa Resources, Ltd.
filed 2008-10-29
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

COMMISSION FILE NUMBER 333-137481

MARIPOSA RESOURCES, LTD.

(Exact name of registrant as specified in its charter)

NEVADA	06-1781911
(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

11923 SW 37 Terrace, Miami, FL 33175

(Address of principal executive offices)

(305) 677-9456
(Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at October 20, 2008 there were 4,737,500 common shares issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

The accompanying interim unaudited financial statements of Mariposa Resources, Ltd. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 12, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2009.

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Interim Balance Sheets

	As at	As at
	September 30,	June 30,
ASSETS	2008	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$3,213	$14,705
Prepaid expenses	500	500
Total Current Assets	3,713	15,205

TOTAL ASSETS	$3,173	$15,205

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$6,237	$600

Total Liabilities	6,237	600

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
4,737,500 common shares	4,738	4,738
Additional paid-in capital	94,762	94,762
Deficit accumulated during the exploration stage	(102,024)	(84,895)
Total Stockholders’ Equity (Deficit)	(2,524)	14,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,713	$15,205

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited)

			Cumulative
			from Inception
	Three Months Ended		(May 31, 2006) to
	September 30,		September 30,
	2008	2007	2008
Revenue:	$-	$-	$-

Operating Expenses:
General and administrative	692	847	8,052
Mining expenses (Note 5)	10,500	7,700	51,265
Professional fees	5,937	4,235	42,707
Total Operating Expenses	17,129	12,782	102,024

Provision for Income Taxes (Note 4)	-	-	-

Net Loss for the Period	$(17,129)	$(12,782)	$(102,024)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	4,737,500	4,737,500

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Interim Statements of Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to September 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares Amount		Capital	Stage	Total
Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at
$0.01 cash per share, June 6, 2006	2,000,000	2,000	18,000	-	20,000
Loss for the period	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006	2,000,000	2,000	18,000	(2,687)	17,313
Common shares issued to founders at
$0.01 cash per share, July 1, 2006	1,000,000	1,000	9,000	-	10,000
Common shares issued for cash at
$0.04 per share, December 11, 2006	1,737,500	1,738	67,762	-	69,500
Loss for the year	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007	4,737,500	4,738	94,762	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	4,737,500	4,738	94,762	(84,895)	14,605
Loss for the period	-	-	-	(17,129)	(17,129)
Balance – September 30, 2008 (Unaudited)	4,737,500	$4,738	$94,762	$(102,024)	$(2,524)

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
	Three Months Ended		(May 31, 2006) to
	September 30,		September 30,
Cash Resources Provided By (Used In)	2008	2007	2008
Operating Activities
Net loss for the period	$(17,129)	$(12,782)	$(102,024)
Changes in operating assets and liabilities:
Prepaid expenses	-	-	(500)
Accounts payable and Accrued liabilities	5,637	709	6,237
Net cash used in operating activities	(11,492)	(12,703)	(96,287)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Financing Activities
Issuance of common stock for cash	-	-	99,500
Net cash provided by financing activities	-	-	99,500

Net Increase (decrease) in Cash and Cash Equivalents	(11,492)	(12,073)	3,213
Cash and cash equivalent position – beginning of period	14,705	39,525	-
Cash and Cash Equivalents Position – end of Period	$3,213	$27,452	$3,213

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2008
(Unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $3,213 and $14,705 in cash and cash equivalents at September 30, 2008 and June 30, 2008, respectively.

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
September 30, 2008
(Unaudited)

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
September 30, 2008
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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to September 30, 2008.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 31, 2006) to September 30, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to September 30, 2008.

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
September 30, 2008
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
September 30, 2008
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

Share Issuances

Since inception (May 31, 2006), the Company has issued 3,000,000 common shares at $0.01 per share, and 1,737,500 common shares at $0.04 per share, resulting in total proceeds of $99,500 and 4,737,500 common shares issued and outstanding at September 30, 2008. Of these shares, 3,000,000 were issued to directors and officers of the Company and 1,737,500 were issued to unaffiliated investors.

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2008
(Unaudited)

4.

Income Taxes – Continued

Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through September 30, 2008 of approximately $102,024 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $35,000 were offset by the valuation allowance that increased by approximately $6,000 and $4,000 during the three months ended September 30, 2008 and 2007, respectively.

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

Upon execution of the agreement, Gold Explorations LLC transferred 100% interest in the mineral claims to the Company for $53,000 to be paid, at the Company’s option, as follows:

Cash Payments
Upon signing of the agreement and transfer of title (paid)	$5,000
On or before July 27, 2007 (paid)	5,000
On or before July 27, 2008 ($4,000 owing)	8,000
On or before July 27, 2009	10,000
On or before July 27, 2010	10,000
On or before July 27, 2011	15,000
$53,000

All payments shall be made within 30 days of the due date or the Property and all rights will revert back to Gold Explorations LLC. Gold Explorations LLC allowed the Company to defer payment of $4,000 of the July 27, 2008 payment for six months.  This $4,000 will be due on or before January 26, 2009.

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

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.   As of September 30, 2008, the Company met these obligations.

The property is subject to a 3% royalty, to Gold Explorations LLC, on all mineral commodities sold from the property.  This royalty shall be reduced to 1.5% upon payment to the Vendor of $1,000,000 USD at any time

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2008
(Unaudited)

6.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2008, the Company has working capital deficiency of $2,524 and an accumulated deficit of $102,024.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS

Results of Operations

We have generated no revenues since inception and have incurred $102,024 in expenses through September 30, 2008.

The following table provides selected financial data about our company for the year ended September 30, 2008 and the period ended June 30, 2008, respectively.

                 Balance Sheet Data:

9/30/08

6/30/08

                 Cash

$    3,213

$  14,705

                 Total assets

$    3,713

$  15,205

                 Total liabilities

$    6,237

$       600

                 Shareholders' equity (deficit)  $   (2,524)

$  14,605

Plan of Operation

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

Mariposa Resources Ltd. is a start-up, exploration stage mining company and has not yet generated or realized any revenues from its business operations.

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

The Company retained Steve Karoyli, a managing partner, of Gold Explorations LLC, Minden, Nevada to do a work program based upon his recommendations in his report for the MRP Claims in Esmeralda County, Nevada.  Mr. Karoyli recommended a program of detailed geological mapping, and trenching.  The exposed material in the trenches was to be metal detected with a Minelab GP Extreme Metal detector.  The estimated cost of the program was $22,000.00 USD and $25,190 was paid in April to May, 2007.  The program was estimated to start early April, 2007, and the samples were assayed by ALS Chemex of Sparks, Nevada.

Our Exploration Program

The trenching program started early April, 2007, and was terminated in May, 2007, after which reclamation of the trenches was initiated. The Company did not find economically feasible amounts of  mineralized material.

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

Since inception of the Company on May 31, 2006 to September 30, 2008, the Company has issued 4,737,500 common shares at $0.01 and $0.04 per share for total proceeds of $99,500. This was accounted for as an acquisition of shares.

As of September 30, 2008, our total assets were $3,713 and our total liabilities were $6,237.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Nanuk Warman, our Chief Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date).  Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework.” Our principal financial officer concluded that our company’s internal control over financial reporting was effective, as of September 30, 2008, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our principle financial officer concluded that there were no material weaknesses in our internal controls and procedures.

Changes in Internal Controls

There were no significant changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECUIRITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this filing. Those marked with an asterisk (*) and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-137481, at the SEC website at www.sec.gov:

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

Bylaws*

31

Rule 13a-14(a)/15d-14a(a) Certifications

32

Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARIPOSA RESOURCES, LTD.
(Registrant)
October 29, 2008
_____________________________	BY:	/s/ Nanuk Warman
Date
Nanuk Warman
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors