Form 10-Q
period 2008-12-31
Mariposa Resources, Ltd.
filed 2009-01-29
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at January 15, 2009 there were 4,737,500 common shares issued and outstanding.

MARIPOSA RESOURCES, LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

2

PART I. FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

The accompanying interim unaudited financial statements of Mariposa Resources, Ltd. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 12, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended December 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2009.

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	December 31,	June 30,
ASSETS	2008	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$9,065	$14,705
Prepaid expenses	500	500
Total Current Assets	9,565	15,205

TOTAL ASSETS	$9,565	$15,205

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$5,492	$600
Due to related party (Note 6)	10,000	-

Total Liabilities	15,492	600

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
4,737,500 common shares	4,738	4,738
Additional paid-in capital	94,762	94,762
Deficit accumulated during the exploration stage	(105,427)	(84,895)
Total Stockholders’ Equity (Deficit)	(5,927)	14,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,565	$15,205

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited)

					Cumulative
					from Inception
	Three Months Ended		Six Months Ended		(May 31, 2006) to
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008
Revenue:	$-	$-	$-	$-	$-

Operating Expenses:
General and administrative	661	748	1,353	1,594	8,713
Mining expenses (Note 5)	-	-	10,500	7,700	51,265
Professional fees	2,742	2,087	8,679	6,323	45,449
Total Operating Expenses	3,403	2,835	20,532	15,617	105,427

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net Loss for the Period	$(3,403)	$(2,835)	$(20,532)	$(15,617)	$(105,427)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	4,737,500	4,737,500	4,737,500	4,737,500

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Interim Statements of Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to December 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares Amount		Capital	Stage	Total
Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at
$0.01 cash per share, June 6, 2006	2,000,000	2,000	18,000	-	20,000
Loss for the period	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006	2,000,000	2,000	18,000	(2,687)	17,313
Common shares issued to founders at
$0.01 cash per share, July 1, 2006	1,000,000	1,000	9,000	-	10,000
Common shares issued for cash at
$0.04 per share, December 11, 2006	1,737,500	1,738	67,762	-	69,500
Loss for the year	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007	4,737,500	4,738	94,762	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	4,737,500	4,738	94,762	(84,895)	14,605
Loss for the period (Unaudited)	-	-	-	(20,532)	(20,532)
Balance – December 31, 2008 (Unaudited)	4,737,500	$4,738	$94,762	$(105,427)	$(5,927)

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
	Six Months Ended		(May 31, 2006) to
	December 31,		December 31,
Cash Resources Provided By (Used In)	2008	2007	2008
Operating Activities
Net loss for the period	$(20,532)	$(15,617)	$(105,427)
Changes in operating assets and liabilities:
Prepaid expenses	-	-	(500)
Accounts payable and Accrued liabilities	4,892	(1,232)	5,492
Net cash used in operating activities	(15,640)	(16,849)	(100,435)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Financing Activities
Advance from related party	10,000	-	10,000
Issuance of common stock for cash	-	-	99,500
Net cash provided by financing activities	10,000	-	109,500

Net Increase (decrease) in Cash and Cash Equivalents	(5,640)	(16,849)	9,065
Cash and cash equivalent position – beginning of period	14,705	39,525	-
Cash and Cash Equivalents Position – End of Period	$9,065	$22,676	$9,065

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2008
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $9,065 and $14,705 in cash and cash equivalents at December 31, 2008 and June 30, 2008, respectively.

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
December 31, 2008
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
December 31, 2008
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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to December 31, 2008.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 31, 2006) to December 31, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to December 31, 2008.

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
December 31, 2008
(Unaudited)

2.

Significant Accounting Policies – Continued

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements, but will be implemented in the Company’s future financial reporting when applicable.

FASB Statements:

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under SFAS No. 5, “Accounting for Contingencies.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2008
(Unaudited)

2.

Significant Accounting Policies – Continued

FASB Statements - Continued:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS No. 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In December 2007, the FASB issued a revision to SFAS No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

3.

Capital Stock

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

Since inception (May 31, 2006), the Company has issued 3,000,000 common shares at $0.01 per share, and 1,737,500 common shares at $0.04 per share, resulting in total proceeds of $99,500 and 4,737,500 common shares issued and outstanding at December 31, 2008. Of these shares, 3,000,000 were issued to directors and officers of the Company and 1,737,500 were issued to unaffiliated investors.

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2008
(Unaudited)

4.

Income Taxes – Continued

Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through December 31, 2008 of approximately $105,492 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $36,000 were offset by the valuation allowance that increased by approximately $7,000 and $5,000 during the six months ended December 31, 2008 and 2007, respectively.

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
$53,000

All payments shall be made within 30 days of the due date or the Property and all rights will revert back to Gold Explorations LLC. Gold Explorations LLC allowed the Company to defer payment of $4,000 of the July 27, 2008 payment for six months.  This $4,000 owing was paid in January 2009.

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

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.   As of December 31, 2008, the Company met these obligations.

The property is subject to a 3% royalty, to Gold Explorations LLC, on all mineral commodities sold from the property.  This royalty shall be reduced to 1.5% upon payment to the Vendor of $1,000,000 USD at any time

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2008
(Unaudited)

6.

Due to Related Party

As of December 31, 2008, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $10,000.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

7.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2008, the Company has working capital deficiency of $5,927 and an accumulated deficit of $105,427.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for the year ended June 30, 2008.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Mariposa,” “we,” “us” or “our” are to Mariposa Resources, Ltd.

Results of Operations

We have generated no revenues since inception and have incurred $105,427 in expenses through December 31, 2008.

The following table provides selected financial data about our company for the period ended December 31, 2008 and the year ended June 30, 2008, respectively.

                 Balance Sheet Data:

12/31/08

6/30/08

                 Cash

$    9,065

$  14,705

                 Total assets

$    9,565

$  15,205

                 Total liabilities

$  15,492

$       600

                 Shareholders' equity (deficit)  $   (5,927)

$  14,605

Plan of Operation

Mariposa Resources Ltd. is a start-up, exploration stage mining company and has not yet generated or realized any revenues from its business operations.

Our auditors have issued a going concern opinion, on our June 30, 2008 audited financial statements, as filed in our 10-K (refer to note 6) on September 12, 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues from the sale of minerals and no sales are yet possible.  There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others. We must raise cash to stay in business. We raised $69,500 from our public offering. Under this offering we sold 1,737,500 shares at $0.04 per share to unaffiliated shareholders, these shares together with 3,000,000 shares sold to directors brings the total number of shares issued to 4,737,500.  Our President has also advanced us $10,000.

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

The Company retained Steve Karoyli, a managing partner of Gold Explorations LLC, Minden, Nevada to do a work program based upon his recommendations in his report for the MRP Claims in Esmeralda County, Nevada.  Mr. Karoyli recommended a program of detailed geological mapping and trenching.  The exposed material in the trenches was to be metal detected with a Minelab GP Extreme Metal detector.  The estimated cost of the program was $22,000.00 USD and $25,190 was paid in April to May, 2007.  The program was estimated to start early April, 2007, and the samples were assayed by ALS Chemex of Sparks, Nevada.

Our Exploration Program

The trenching program started early April, 2007, and was terminated in May, 2007, after which reclamation of the trenches was initiated. The Company did not find economically feasible amounts of mineralized material.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing any mineralized material found.

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

Liquidity and Capital Resources

To meet our need for cash, we raised $69,500 from our public offering. We cannot guarantee that we have raised enough money through the public offering to stay in business. There is a possibility that we will run out of money before we find mineralized material, or locate a venture. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering, or through debt financing.

We have discussed this matter with our officers and directors and Mr. Warman has agreed to advance funds as needed and has agreed to pay any additional cost of reclamation of the property should mineralized material not be found. However, there is no written agreement with Mr. Warman to this affect. The agreement is entirely oral. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering may allow the company to operate for up to one year. Other than as described in this paragraph, we have no other financing plans.  As of December 31, 2008, Mr. Warman has advanced us $10,000, due on demand without interest.

We acquired a lease that grants us the right to enter on a property which contains 20 lode mining claims with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property.  The property is staked and we began the exploration work program early April, 2007 and finished May, 2007.

Since inception of the Company on May 31, 2006 to December 31, 2008, the Company has issued 4,737,500 common shares at $0.01 and $0.04 per share for total proceeds of $99,500. This was accounted for as an acquisition of shares.

As of December 31, 2008, our total assets were $9,565 and our total liabilities were $15,492.

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

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework.” Our principal financial officer concluded that our company’s internal control over financial reporting was effective, as of December 31, 2008, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our principle financial officer concluded that there were no material weaknesses in our internal controls and procedures.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECUIRITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this filing:

Exhibit

Number

Description

31

Rule 13a-14(a)/15d-14a(a) Certifications

32

Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARIPOSA RESOURCES, LTD.
(Registrant)
January 19th, 2009
_____________________________	BY:	/s/ Nanuk Warman
Date
Nanuk Warman
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors