Form 10-Q
period 2009-03-31
Mariposa Resources, Ltd.
filed 2009-05-11
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

(305) 677-9456
(Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X] Not required

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer”, “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at May 8, 2009 there were 47,375,000 common shares issued and outstanding.

MARIPOSA RESOURCES, LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

2

PART I. FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

The accompanying interim unaudited financial statements of Mariposa Resources, Ltd. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 12, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2009.

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	March 31,	June 30,
ASSETS	2009	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,222	$14,705
Prepaid expenses	500	500
Total Current Assets	2,722	15,205

TOTAL ASSETS	$2,722	$15,205

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$2,042	$600
Due to related party (Note 6)	10,000	-

Total Liabilities	12,042	600

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
500,000,000 common shares, $0.001 par value
Issued and outstanding shares:
47,375,000 common shares	47,375	47,375
Additional paid-in capital	52,125	52,125
Deficit accumulated during the exploration stage	(108,820)	(84,895)
Total Stockholders’ Equity (Deficit)	(9,320)	14,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,722	$15,205

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited)

					Cumulative
					from Inception
					(May 31, 2006) to
	Three Months Ended March 31,		Nine Months Ended March 31,		March 31,
	2009	2008	2009	2008	2009
Revenue:	$-	$-	$-	$-	$-

Operating Expenses:
General and administrative	718	1,494	2,071	3,089	9,431
Mining expenses (Note 5)	-	-	10,500	7,700	51,265
Professional fees	2,675	2,591	11,354	8,913	48,124
Total Operating Expenses	3,393	4,085	23,925	19,702	108,820

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net Loss for the Period	$(3,393)	$(4,085)	$(23,925)	$(19,702)	$(108,820)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	47,375,000	47,375,000	47,375,000	47,375,000

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Interim Statements of Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to March 31, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares Amount		Capital	Stage	Total
Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at
$0.01 cash per share, June 6, 2006	20,000,000	20,000	-	-	20,000
Loss for the period	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at
$0.01 cash per share, July 1, 2006	10,000,000	10,000	-	-	10,000
Common shares issued for cash at
$0.04 per share, December 11, 2006	17,375,000	17,375	52,125	-	69,500
Loss for the year	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the period (Unaudited)	-	-	-	(23,925)	(23,925)
Balance – March 31, 2009 (Unaudited)	47,375,000	$47,375	$52,125	$(108,820)	$(9,320)

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
			(May 31, 2006) to
	Nine Months Ended March 31,		March 31,
Cash Resources Provided By (Used In)	2009	2008	2009
Operating Activities
Net loss for the period	$(23,925)	$(19,702)	$(108,820)
Changes in operating assets and liabilities:
Prepaid expenses	-	-	(500)
Accounts payable and Accrued liabilities	1,442	546	2,042
Net cash used in operating activities	(22,483)	(19,156)	(107,278)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Financing Activities
Advance from related party	10,000	-	10,000
Issuance of common stock for cash	-	-	99,500
Net cash provided by financing activities	10,000	-	109,500

Net Increase (decrease) in Cash and Cash Equivalents	(12,483)	(19,156)	2,222
Cash and cash equivalent position – beginning of period	14,705	39,525	-
Cash and Cash Equivalents Position – End of Period	$2,222	$20,369	$2,222

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2009
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $2,222 and $14,705 in cash and cash equivalents at March 31, 2009 and June 30, 2008, respectively.

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
March 31, 2009
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
March 31, 2009
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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to March 31, 2009.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 31, 2006) to March 31, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to March 31, 2009.

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
March 31, 2009
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
March 31, 2009
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

3.

Capital Stock

Authorized Stock

At inception, the Company authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Effective April 8, 2009, the Company increased the number of authorized shares to 600,000,000 shares, of which 500,000,000 shares are designated as common stock par value $0.001 per share, and 100,000,000 shares are designated as preferred stock, par value $0.001 per share.

Share Issuances

Effective April 30, 2009, the Company effected a 10 for 1 forward split of its common stock, under which each stockholder of record on that date received ten (10) new shares of the Corporation’s $0.001 par value stock for every one (1) old share outstanding.

Since its inception (May 31, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount

06/06/06	Shares issued for cash	20,000,000	$ 0.001	$ 20,000
07/01/06	Shares issued for cash	10,000,000	0.001	10,000
12/11/06	Shares issued for cash	17,375,000	0.004	69,500

03/31/09	Cumulative Totals	47,375,000		$ 99,500

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2009
(Unaudited)

3.

Capital Stock - Continued

Of these shares, 30,000,000 were issued to directors and officers of the Company and 17,375,000 were issued to independent investors.

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

Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through March 31, 2009 of approximately $108,820 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $38,000 were offset by the valuation allowance that increased by approximately $9,000 and $7,000 during the nine months ended March 31, 2009 and 2008, respectively.

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

Upon execution of the agreement, Gold Explorations LLC transferred 100% interest in the mineral claims to the Company for $53,000 to be paid, at the Company’s option, as follows:

Cash Payments
Upon signing of the agreement and transfer of title (paid)	$5,000
On or before July 27, 2007 (paid)	5,000
On or before July 27, 2008 (paid)	8,000
On or before July 27, 2009	10,000
On or before July 27, 2010	10,000
On or before July 27, 2011	15,000
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
March 31, 2009
(Unaudited)

5.

Mineral Property Costs - Continued

A total of $25,191 was advanced during April – June 2007 and the work program was completed prior to the year ended June 30, 2007.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.   As of March 31, 2009, the Company met these obligations.

The property is subject to a 3% royalty, to Gold Explorations LLC, on all mineral commodities sold from the property.  This royalty shall be reduced to 1.5% upon payment to the Vendor of $1,000,000 USD at any time

6.

Due to Related Party

As of March 31, 2009, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $10,000.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

7.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at March 31, 2009, the Company had a working capital deficiency of $9,320 and an accumulated deficit of $108,820.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

8.

Subsequent Events

On April 8, 2009, the Company amended its Articles of Incorporation to increase the number of authorized common shares from 1000,000,000 to 500,000,000.  The Company authorized a 10 for 1 forward stock split effective April 30, 2009.  As discussed in Note 3, both the amendment and stock split have been retroactively reported for all periods presented in the accompanying financial statements.

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

All references in this Form 10-Q to the “Company,” “Mariposa,” “we,” “us” or “our” are to Mariposa Resources, Ltd.

General Overview

We were incorporated in the State of Nevada on May 31, 2006, to engage in the acquisition, exploration and development of mineral deposits and reserves.  On July 27, 2006, we entered into a Mineral Claim Purchase Agreement (the “Agreement”) to which we acquired an option to purchase an undivided interest in 20 unpatented mineral claims, consisting of 400 acres on property located in Esmeralda County, Nevada, USA. Under the terms of the Agreement, we agreed to pay $53,000 and agreed to make exploration expenditures on the property of $50,000 over a five year period.  During the initial exploration, no commercial quantities of gold or other minerals were discovered and in June 2007, we ceased exploration on the prospect.  We do not claim to have any minerals or reserves whatsoever at this time on any of the property.  Our management has no current plans for the property at this time, and all of our exploration operations have been discontinued.  Following the discontinuation of our planned mineral acquisition, exploration and development activities through the present, we have determined to look at other ventures of merit to enhance stockholder value.  These ventures may involve sales of our debt or equity security in merger, acquisition, or similar transactions.  To date, we have achieved no operating revenues and have yet to engage in any such ventures.

Results of Operations

We have generated no revenues since inception and have incurred $108,820 in expenses through March 31, 2009.

The following table provides selected financial data about our company for the period ended March 31, 2009 and the year ended June 30, 2008, respectively.

                 Balance Sheet Data:

03/31/09

6/30/08

                 Cash

$   2,222

$  14,705

                 Total assets

$   2,722

$  15,205

                 Total liabilities

$ 12,042

$       600

                 Shareholders' equity (deficit)  $ (9,320)

$  14,605

Net cash provided by financing activities since inception through March 31, 2009, was $109,500, consisting of $30,000 raised from the sale of common shares to our directors, $69,500 from the sale of shares through our SB-2 registration statement to non-affiliated individuals and $10,000 in loans from an officer and director of the Company.

Plan of Operation

We were formed to engage in the acquisition, exploration and development of mineral deposits and reserves.  We conducted minimal operations in this line of business.  We have experienced difficulties in obtaining financing for our business and have shifted some of our focus to investigating other business opportunities. These opportunities include possible acquisitions or joint venture arrangements in this and other industries. We can provide no assurance that these efforts in exploring possible acquisitions or joint venture arrangements will come to fruition. Additionally, if any new ventures are successfully negotiated, we can provide no assurance that such new venture will have enough financial resources to fully develop the new venture. Although we will continue to explore financing options based upon our existing business plan, our plan of operations for the next 12 months will also include further investigation of forming partnerships with other entities and researching other business opportunities.

We have minimal operating costs and expenses at the present time due to our limited business activities. However, because of our limited cash in the bank, we will be required to raise additional capital over the next twelve months to meet our ongoing expenses, including our costs related to the remaining required payments under the mining claims purchase agreement we signed in July 27, 2006.

Further, we may raise capital in connection with or in anticipation of possible acquisition transactions. We do not currently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees, although we may do so in the future if we engage in any merger or acquisition transactions.

Liquidity and Capital Resources

Our external auditors issued a going concern opinion on our June 30, 2008, audited financial statements that raises substantial doubt about our ability to continue as a going concern for the next 12 months given our current financial position.  We have minimal assets and have achieved no operating revenues since our inception. We have depended on loans and sales of equity securities to conduct operations.  As of March 31, 2009, we had cash of $2,222, current assets of $2,722 and current liabilities of $12,042.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations. This financing may take the form of additional sales of debt or equity securities and/or loans from our directors.  We have no agreements in place, orally or in writing, with any director at this time. There is no assurance that additional financing, if required, will be available, or available on terms favorable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to not be effective can provide only reasonable assurance of achieving their control objectives. The determination of ineffective internal control is based upon the lack of separation of duties.  Management has worked with its auditors, Moore and Associates, Charted, to correct these deficiencies in this Form 10-Q, in order to ensure that material information about out business and operations is recorded, processed, summaried and publicly reported with the timeperiods required under the Exchange Act, and that this information is accumulated and communicated to our management to allow timely decisions about required disclosures.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Nanuk Warman, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECUIRITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As more fully discussed in our Form 8-K filed with the Securities and Exchange Commission on April 21, 2009, on April 8, 2009, our stockholders and Board of Directors approved resolutions to amend our Articles of Incorporation (the “Amendment”) which Amendment was filed with the Secretary of State of the State of Nevada on April 8, 2009, to effect an increase in the number of our authorized capital shares to 600,000,000 shares, of which 500,000,000 shares are designated as common stock, par value $0.001 per share, and 100,000,000 shares are designated as preferred stock, par value $0.001 per share. We may issue the shares of Preferred Stock from time to time in one or more classes or series, each of which class or series shall have such distinctive designation or title as shall be fixed by the Board or any committee thereof established by resolution of the Board pursuant to our Bylaws prior to the issuance of any shares thereof; each such class or series of Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issuance of such class or series of Preferred Stock as may be adopted from time to time by the Board prior to the issuance of any shares thereof, all in accordance with the laws of the State of Nevada.

ITEM 5. OTHER INFORMATION

Forward Stock Split

On April 8, 2009, our Board of Directors approved a ten-for-one (10:1) forward split of our Common Stock. The forward split was legally effective as of the close of business on Wednesday, April 29, 2009 and following FINRA approval, the market effective date for the reverse stock split was May 6, 2009. As a result of the forward stock split, every one share of our old Common Stock were converted into ten shares of our new Common Stock.

NASDAQ issued a new symbol under which our Common Stock will trade. That symbol is “MPOA.”  A new CUSIP number has been issued for our new Common Stock (“57027F 204”) to distinguish stock certificates issued after the effective date of the forward stock split. Our old CUSIP number was “57027F 105.”

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
May 8, 2009
_____________________________	BY:	/s/ Nanuk Warman
Date
Nanuk Warman
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors