Form 10-K
period 2009-06-30
Mariposa Resources, Ltd.
filed 2009-10-13
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: June 30, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-137481

MARIPOSA RESOURCES, LTD.
(Exact name of Registrant as specified in its charter)

Nevada	06-1781911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11923 SW 37 Terrace, Miami FL	33175
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number:  (305) 677-9456

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒   No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒ (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐

Accelerated Filer ☐

Non-Accelerated Filer ☐

Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

As of October 7, 2009, there were 47,375,000 shares of the Registrant's common stock, par value $0.001, issued and outstanding.  Of these, 17,375,000 shares are held by non-affiliates of the Registrant.  The bid price was $0 as of December 31, 2008 (the end of the second fiscal quarter), but the market value of securities held by non-affiliates is $3,475,000, based on the October 7, 2009 closing bid.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).

Not Applicable.

TABLE OF CONTENTS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

4

PART I

4

ITEM 1.  DESCRIPTION OF BUSINESS

4

ITEM 1A.  RISK FACTORS

6

ITEM 1B.  UNRESOLVED STAFF COMMENTS

6

ITEM 2.  PROPERTIES

6

ITEM 3.  LEGAL PROCEEDINGS

6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

6

PART II

6

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  6

ITEM 6. SELECTED FINANCIAL DATA

7

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  8

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

9

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL DISCLOSURE  24

ITEM 9A[T].  CONTROLS AND PROCEDURES

24

ITEM 9B.  OTHER INFORMATION

26

PART III

26

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

26

ITEM 11.  EXECUTIVE COMPENSATION

27

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

28

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

28

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

29

DIRECTOR INDEPENDENCE

29

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

30

PART IV

30

ITEM 15 . EXHIBITS

30

SIGNATURES

32

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues, and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Description of Business.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

All references in this Form 10-K to the “Company,” “Mariposa,” “we,” “us,” or “our” are to Mariposa Resources, Ltd.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on May 31, 2006.  We were formed as an exploration stage company to be engaged in the search for mineral deposits or reserves.  We conducted preliminary exploration activities on the MRP Claims (lode mining claims), in Esmeralda County, Nevada.  We returned these claims in June 2009.

As of the date of this filing, we have taken the following steps in the execution of our original business plan:  In July 2006, we executed a Mineral Claim Purchase Agreement (the “Agreement”), with Gold Explorations LLC, an unrelated third party that holds title to the property.  Under the terms of the Agreement, we had the right to explore for gold on 400 acres.  The property is comprised of 20 lode mining claims located in Esmeralda County, Nevada (the “Properties”).  Under the terms of the Purchase Agreement, we were obligated to pay $53,000 for the Claims over a five year period. On June 25, 2009, we cancelled our agreement and returned responsibility of the claims back to Gold Explorations LLC.  To date, we have paid a total of $51,265 in mineral exploration costs, consisting of $26,075 in property and maintenance fees, and $25,190 towards an exploration work program. The work program consisted of geological mapping and trenching on the Properties and was completed in April 2007.  We did not discover any economic quantities of minerals through our trenching program and we do not claim to have any minerals or reserves whatsoever at this time on any of the Properties.

On September 25, 2009, the Company entered into an agreement with Beeston Enterprises Ltd. (“Beeston”) under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada (the “Claims”), which Claims total in excess of 3,900 hectares, in consideration of the issuance of 1,000,000 common shares of the Company to Beeston within six months of the date of signing of the agreement. The Claims are subject to a two percent net smelter royalty which can be paid out for the sum of $1,000,000 (CAD).  The Company can earn an undivided 50% interest in the Claims by carrying out a $50,000 (CAD) exploration and development program on the Claims on or before September 25, 2010, plus an additional $200,000 (CAD) exploration and development program on the Claims on or before September 25, 2011.  In the event that the Company acquires an interest in the Claims, the Company and Beeston have further agreed, at the request of either party, to negotiate a joint venture agreement for further exploration and development of the Claims.

We recently decided to redirect our business focus towards identifying and pursuing options regarding the development of a new business plan and direction.  We are currently looking for ventures of merit for corporate participation as a means of enhancing stockholder value.  This may involve sales of our equity or debt securities in merger or acquisition transactions.

Charter Amendment to Increase Authorized Capital

On April 8, 2009, our stockholders and our Board of Directors (the “Board”) approved resolutions to amend our Articles of Incorporation (the “Amendment”) which Amendment was filed with the Secretary of State of the State of Nevada on April 8, 2009, to effect an increase in the number of our authorized capital shares to 600,000,000 shares, of which 500,000,000 shares are designated as common stock, par value $0.001 per share, and 100,000,000 shares are designated as preferred stock, par value $0.001 per share. We may issue the shares of Preferred Stock from time to time in one or more classes or series, each of which class or series shall have such distinctive designation or title as shall be fixed by the Board or any committee thereof established by resolution of the Board pursuant to our Bylaws prior to the issuance of any shares thereof; each such class or series of Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issuance of such class or series of Preferred Stock as may be adopted from time to time by the Board prior to the issuance of any shares thereof, all in accordance with the laws of the State of Nevada.

The Amendment was approved by the holders of 63.3% of the issued and outstanding shares of our voting capital stock.

Forward Stock Split

By written consent dated April 8, 2009, our Board approved a 10-for-one (10:1) forward split of our Common Stock (the “Forward Split”). The Forward Split was effective as of the close of business on Wednesday, April 29, 2009 and following FINRA approval, the market effective date for the Reverse Split was May 6, 2009. As a result of the Forward Split, every 1 old share of our Common Stock was converted into 10 new shares of our Common Stock.  FINRA issued a new symbol, “MPOA,” under which our Common Stock currently trades.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements, or labor contracts in connection with our business.

Research and Development

During the fiscal years ended June 30, 2009 and 2008, we made no expenditures on research and development.

Employees

As of October 7, 2009, our only employee is our sole executive officer.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Mariposa Resource’s principal place of business and corporate offices is located at 11923 SW 37 Terrace, Miami, FL  33175.  The office space is a shared-office space in which we have use of a 160 square foot office. The office is provided to us on a rent free basis by our President, Nanuk Warman.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Charter Amendment to Increase Authorized Capital

On April 8, 2009, our stockholders and our Board of Directors (the “Board”) approved resolutions to amend our Articles of Incorporation (the “Amendment”) which Amendment was filed with the Secretary of State of the State of Nevada on April 8, 2009, to effect an increase in the number of our authorized capital shares to 600,000,000 shares, of which 500,000,000 shares are designated as common stock, par value $0.001 per share, and 100,000,000 shares are designated as preferred stock, par value $0.001 per share. We may issue the shares of Preferred Stock from time to time in one or more classes or series, each of which class or series shall have such distinctive designation or title as shall be fixed by the Board or any committee thereof established by resolution of the Board pursuant to our Bylaws prior to the issuance of any shares thereof; each such class or series of Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issuance of such class or series of Preferred Stock as may be adopted from time to time by the Board prior to the issuance of any shares thereof, all in accordance with the laws of the State of Nevada.

The Amendment was approved by the holders of 63.3% of the issued and outstanding shares of our voting capital stock.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “MPOA,” however there has been little activity in trading market.  Our common stock has been quoted on the OTCBB since March 5, 2007.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTCBB by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not represent actual transactions.

Quarter Ended

High Bid

Low Bid

June 30, 2009

$0.27

$0.005

March 31, 2009

$0.005

$0.00

December 31, 2008

$0.005

$0.00

September 30, 2008

$0.005

$0.00

June 30, 2008

$0.005

$0.00

March 31, 2008

$0.005

$0.00

December 31, 2007

$0.005

$0.00

September 30, 2007

$0.005

$0.00

Holders

As of October 1, 2009, we have 47,375,000 Shares of $0.001 par value common stock issued and outstanding held by 39 shareholders of record.

The stock transfer agent for our securities is Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, FL 33701, Telephone (727) 289-0100.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

None.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2009.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We have generated no revenues since inception and have incurred $116,519 in expenses through June 30, 2009.

The following table provides selected financial data about our company for the year ended June 30, 2009, and 2008, respectively.

                 Balance Sheet Data:

6/30/09

6/30/08

                 Cash

$       132

$  14,705

                 Total assets

$       132

$  14,705

                 Total liabilities

$  17,151

$       100

                 Stockholders' equity (deficit)

$(17,019)

$  14,605

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended June 30, 2009, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operating revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Plan of Operation

We were incorporated in the State of Nevada on May 31, 2006.  We were formed to engage in the search for mineral deposits or reserves.  We conducted preliminary exploration activities on certain properties in Esmeralda County, Nevada on which we held certain mining claims.  On September 25, 2009, we were granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada, representing 3,900 hectares.

We recently decided to refocus our business strategy towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.

We have minimal operating costs and expenses at the present time due to our limited business activities. However, because of our limited cash in the bank, we will be required to raise additional capital over the next twelve months to meet our ongoing expenses, including our costs related to the remaining required payments under the Purchase Agreement, as entered into on September 25, 2009.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

AUDITED FINANCIAL STATEMENTS

JUNE 30, 2009 and 2008

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

JUNE 30, 2009 and 2008

Page

Report of Independent Registered Public Accounting Firm

11

Balance Sheets as of June 30, 2009 and 2008

12

Statements of Operations for the years ended June 30, 2009 and 2008, and cumulative from inception (May 31, 2006) to June 30, 2009 (unaudited)

13

Statement of Changes in Stockholders' Equity for the period of May 31, 2006 (inception)

to June 30, 2009 (unaudited)

14

Statements of Cash Flows for the years ended June 30, 2009 and 2008, and cumulative from inception (May 31, 2006) to June 30, 2009 (unaudited)

15

Notes to Audited Financial Statements

16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Mariposa Resources, Ltd.

We have audited the accompanying balance sheets of Mariposa Resources, Ltd. (an exploration stage company) (the Company) as of June 30, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariposa Resources, Ltd. as of June 30, 2009 and 2008, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in financial statement Note 7, “Going Concern and Liquidity Considerations,” the Company has incurred losses since inception, and has not engaged in any profitable operations.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

October 7, 2009

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Balance Sheets
As of June 30,

ASSETS	2009	2008

Current Assets
Cash and cash equivalents	$132	$14,705
Total Current Assets	132	14,705

TOTAL ASSETS	$132	$14,705

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$3,484	$100
Due to related party (Note 6)	13,667	-
Total Current Liabilities	17,151	100

Total Liabilities	17,151	100

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
500,000,000 common shares, $0.001 par value
Issued and outstanding:
47,375,000 common shares	47,375	47,375
Additional paid-in capital	52,125	52,125
Deficit accumulated during the exploration stage	(116,519)	(84,895)
Total Stockholders’ Equity (Deficit)	(17,019)	14,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$132	$14,705

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Statements of Operations

			Cumulative
			from Inception
			(May 31, 2006) to
	Year Ended June 30,		June 30,
	2009	2008	2009
			(Unaudited)
Revenue:	$-	$-	$-

Operating Expenses:
General and administrative	2,193	3,817	9,553
Mining expenses (Note 5)	10,500	7,700	51,265
Professional fees	18,931	11,371	55,701
Total Operating Expenses	31,624	22,888	116,519

Provision for Income Taxes (Note 4)	-	-	-

Net Loss for the Period	$(31,624)	$(22,888)	$(116,519)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	47,375,000	47,375,000

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to June 30, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares Amount		Capital	Stage	Total
Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at
$0.01 cash per share, June 6, 2006	20,000,000	20,000	-	-	20,000
Loss for the period (Unaudited)	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006 (Unaudited)	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at
$0.01 cash per share, July 1, 2006	10,000,000	10,000	-	-	10,000
Common shares issued for cash at
$0.04 per share, December 11, 2006	17,375,000	17,375	52,125	-	69,500
Loss for the year (Unaudited)	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007 (Unaudited)	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the year	-	-	-	(31,624)	(31,624)
Balance – June 30, 2009	47,375,000	$47,375	$52,125	$(116,519)	$(17,019)

- The accompanying notes are an integral part of these financial statements –

Mariposa Resources, Ltd. (An Exploration Stage Company)
Statements of Cash Flows

			Cumulative
			From Inception
			(May 31, 2006) to
	Year Ended June 30,		June 30,
Cash Resources Provided By (Used In)	2009	2008	2009
			(Unaudited)
Operating Activities
Net loss for the period	$(31,624)	$(22,888)	$(116,519)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,384	(1,932)	3,484
Net cash used in operating activities	(28,240)	(24,820)	(113,035)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Financing Activities
Advance from related party	13,667	-	13,667
Issuance of common stock for cash	-	-	99,500
Net cash provided by financing activities	13,667	-	113,167

Net Increase (decrease) in Cash and Cash Equivalents	(14,573)	(24,820)	132
Cash and cash equivalent position – beginning of period	14,705	39,525	-
Cash and Cash Equivalents Position – End of Period	$132	$14,705	$132

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2009 and 2008

1.

Organization

Mariposa Resources, Ltd. (the “Company”) was incorporated on May 31, 2006 in the State of Nevada, U.S.A.  It is based in Miami, Florida, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

The Company is an exploration stage company that engages principally in the acquisition, exploration, and development of resource properties.  Prior to June 25, 2009, the Company had the right to conduct exploration work on 20 mineral mining claims in Esmeralda County, Nevada, U.S.A. On July 31, 2009, the Company acquired an option to enter into a joint venture for the management and ownership of the Jack Creek Project, a mining project located in Elko County, Nevada. On September 25, 2009, the joint venture was terminated and the Company entered into an agreement with Beeston Enterprises Ltd., under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada (see Note 8).  To date, the Company’s activities have been limited to its formation, the raising of equity capital and its mining exploration work program.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $132 and $14,705 in cash and cash equivalents at June 30, 2009 and 2008, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2009 and 2008

2.

Significant Accounting Policies - Continued

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation in May 31, 2006 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

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

Net Income or (Loss) per Share of Common Stock

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

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of shareholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to June 30, 2009.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2009 and 2008

2.

Significant Accounting Policies – Continued

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 31, 2006) to June 30, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to June 30, 2009.

Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did not, and are not currently expected to, have a material effect on the Company’s financial statements, but will be implemented in the Company’s future financial reporting when applicable.

FASB Statements:

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2009 and 2008

2.

Significant Accounting Policies – Continued

FASB Statements - Continued:

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  This Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2009 and 2008

2.

Significant Accounting Policies – Continued

FASB Statements - Continued:

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
June 30, 2009 and 2008

3.

Capital Stock - Continued

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

Since its inception (May 31, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount

06/06/06	Shares issued for cash	20,000,000	$ 0.001	$ 20,000
07/01/06	Shares issued for cash	10,000,000	0.001	10,000
12/11/06	Shares issued for cash	17,375,000	0.004	69,500

06/30/09	Cumulative Totals	47,375,000		$ 99,500

Of these shares, 30,000,000 were issued to directors and officers of the Company and 17,375,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.

Provision for Income Taxes

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

Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through June 30, 2009 of approximately $116,519 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $40,500 were offset by the valuation allowance that increased by approximately $11,500 and $8,000 during the years ended June 30, 2009 and 2008, respectively.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on July 1, 2007.  As a result of the implementation of Interpretation No. 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2009 and 2008

4.

Provision for Income Taxes – Continued

The Company has no tax position at June 30, 2009 or 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2009 or 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.

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
$53,000

As of June 25, 2009, the Company cancelled its agreement with Gold Explorations, LLC. The Company was responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.   As of June 25, 2009, the Company met these obligations and no further payments are required.

6.

Due to Related Party

As of June 30, 2009 and 2008, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $13,667 and $0, respectively.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2009 and 2008

7.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at June 30, 2009, the Company had a working capital deficiency of $17,019 and an accumulated deficit of $116,519.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

8.

Subsequent Events

On July 31, 2009, the Company entered into an Option to Enter Into a Joint Venture Agreement (the “Agreement”).  Under the terms of the Agreement, upon meeting its obligations under the Agreement, Mariposa will have the right to enter into a Joint Venture Agreement with USA Uranium (“USAU”), for the management and ownership of the Jack Creek Project, a mining project located in Elko County, Nevada.  The Company would earn an undivided 50% interest of the Project.  As of September 25, 2009, the Company has decided not to continue with this project.  No further actions will be taken regarding the Jack Creek Project, located in Elko County, Nevada.

On September 25, 2009, the Company entered into an agreement with Beeston Enterprises, Ltd. (“Beeston”) under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada (the “Claims”), which Claims total in excess of 3,900 hectares, in consideration of the issuance of 1,000,000 common shares of the Company to Beeston within six months of the date of signing of the agreement. The Claims are subject to a two percent net smelter royalty which can be paid out for the sum of $1,000,000 (CAD).  The Company can earn an undivided 50% interest in the Claims by carrying out a $50,000 (CAD) exploration and development program on the Claims on or before September 25, 2010, plus an additional $200,000 (CAD) exploration and development program on the Claims on or before September 25, 2011.  In the event that the Company acquires an interest in the Claims, the Company and Beeston have further agreed, at the request of either party, to negotiate a joint venture agreement for further exploration and development of the Claims.

The Company has evaluated subsequent events from the balance sheet date through October 7, 2009 and determined there are no other events that require disclosure.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 6, 2009, the Company received notice from Moore & Associates, Chartered (“Moore”) announcing their resignation effective August 6, 2009.  Furthermore, the Company has been advised that the PCAOB revoked the registration of Moore on August 27, 2009, because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.

The report of Moore on the Company’s financial statements for the years ended June 30, 2008 and 2007, and the quarters ended September 30, 2008, December 31, 2008, and March 31, 2009, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports on our financial statements contained an explanatory paragraph with respect to uncertainty as to the Company’s ability to continue as a going concern.

For the years ended June 30, 2009 and 2008, and through the date of this Form 10-K, there have been no disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Moore’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. For the years ended June 30, 2009 and 2008, and through the date of this Form 10-K, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On August 6, 2009, the Board of Directors appointed Seale & Beers, CPAs as Mariposa’s independent auditors for the 2009 fiscal year, replacing Moore.

On September 2, 2009, the Company received notice from Seale & Beers announcing its resignation effective August 31, 2009.  Seale & Beers did not perform any audit work, or issue any reports or opinions on our behalf.   However, Seale & Beers informed the Company that they are concerned about the appearance of independence.

From the date of appointment, August 6, 2009, and through the date of this Form 10-K, there have been no disagreements with Seale & Beers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Seale & Beers’ satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. From the date of appointment through the date of this Form 8-K, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A[T].  CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Nanuk Warman, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of Nanuk Warman, our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management concluded that we did maintain effective internal control over financial reporting as of June 30, 2009, based on the COSO framework criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including Nanuk Warman, our Chief Executive and Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

The following table sets forth certain information, as of October 7, 2009, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Nanuk Warman	Chief Executive and Financial Officer, President, Secretary, Treasurer, and Director	37	May 31, 2006

Certain biographical information of our director and officer is set forth below.

Nanuk Warman

Nanuk Warman has served as our President, Chief Executive and Financial Officer, Treasurer, and Director since May 31, 2006 and also as our Secretary since May 29, 2009.  He obtained his Certified Management Accountant (CMA) designation in October 1998 and has been a member in good standing since with the Certified Management Accountants Society of British Columbia. As of August 2007, he has earned the right to use the Chartered Financial Analyst (CFA) designation and is a member in good standing with the CFA Institute. Mr. Warman is a self-employed consultant (since 1998), assisting companies with their preparation of financial statements for review and audit by independent accounting firms and with ongoing accounting compliance matters. From December 2006 - present, he is serving as a director of Coastline Corporate Services, Inc., a Florida company that is quoted on the OTCBB under the symbol “CCSV.”  From June 2008 – present, he is serving as the President, Chief Financial Officer, Secretary, Treasurer, and director of Touchstone Mining Limited, a Nevada company that is quoted on the OTCBB under the symbol “THSM.”

Employment Agreements

None.

Term of Office

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our stockholders.  The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and no revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee, and other applicable committees.

Board of Directors

Our only director is our sole executive officer.  He is not an independent director.  We do not pay him for attending board meetings.  He is reimbursed, however, for his expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem, as no security holders have made any such recommendations.  Our sole director performs all functions that would otherwise be performed by committees.  Given the present size of our board, it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

In 2007, we adopted a Code of Ethics that applies to all of our employees.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o Mariposa Resources, Ltd. at 11923 SW 37 Terrace, Miami, FL 33175.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended June 30, 2009 and 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2009 that received annual compensation during the fiscal year ended June 30, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Nanuk Warman, Chief Executive and Financial Officer	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended June 30, 2009, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of October 7, 2009 by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of October 1, 2009.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Nanuk Warman (3)	Common Stock, par value $0.001 per share	25,000,000 Shares (Direct)	52.8%

All officers and directors as a group (1 person)	Common Stock, par value $0.001 per share	25,000,000 Shares (Direct)	52.8%

Rossanna Vivo(4)	Common Stock, par value $0.001 per share	5,000,000 Shares (Direct)	10.6%

(1)

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)

There were 47,375,000 shares of common stock issued and outstanding on October 7, 2009.

(3)

The address for Mr. Warman is 11923 SW 37 Terrace, Miami, Florida 33175.

(4)

Ms. Rossanna Vivo, was a former Secretary and Director of the Company.  The address for Ms. Vivo is 11923 SW 37 Terrace, Miami, Florida 33175.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

On June 6, 2006, Nanuk Warman, our president, acquired 20,000,000 shares of our common stock, for cash proceeds of $20,000.  On July 1, 2006, Rossanna Vivo and Douglas Scheving acquired 5,000,000 shares each of our common stock, for cash proceeds of $5,000 each. On March 7, 2008, Mr. Warman acquired 5,000,000 shares from Douglas Scheving, a former director of the Company, in a private transaction. The 30,000,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.  Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2009:

$ 7,000

2008:

$ 4,250

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2008:

$ 0

2007:

$ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2009:

$ 0

Nature of Services: None (see note below)

2008:

$ 500

Nature of Services: June 30, 2008 Tax Return

Preparation of the Company’s corporate tax return for the fiscal year ended June 30, 2009 is currently underway.

All Other Fees:

2008:

$ 0

2007:

$ 0

 (1)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(2)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15 – Exhibits

The following exhibits are included with this filing:

Exhibit

Number

Description

3(i)

Articles of Incorporation (1)

3(ii)

Bylaws (1)

10

Lease Agreement (1)

14

Code of Ethics (2)

21

List of Subsidiaries(3)

31.1/31.2

Rule 13a-14(a)/15d-14(a) Certification (3)

32.1/32.2

Section 1350 Certification (3)

(1)

Filed with the Securities and Exchange Commission on September 20, 2006 as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form SB-2 (file no. 333-137481) which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on September 28, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB, which exhibit is incorporated herein by reference.

(3)

Filed Herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 9, 2009

Mariposa Resources, Ltd.

By:

/s/ Nanuk Warman

______________________________

Nanuk Warman, President (principal

executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

October 9, 2009

By:

/s/ Nanuk Warman

_______________________________

Nanuk Warman, President (principal

executive officer), Chief Financial Officer

(principal financial officer), Treasurer,

principal accounting officer and member of

the Board of Directors

32