Form 10-Q
period 2009-09-30
Mariposa Resources, Ltd.
filed 2009-11-13
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

(305) 677-9456
(Registrant's telephone number)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the Registrant was required to submit and post such files).  Yes [  ]  No [  ] Not required

Indicate by check mark whether the Registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer”, “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

[   ]

Accelerated Filer

[   ]

Non-Accelerated Filer

[   ] (Do not check if a smaller reporting company)

Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at November 1, 2009 there were 47,375,000 common shares issued and outstanding.

MARIPOSA RESOURCES, LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

The accompanying interim unaudited financial statements of Mariposa Resources, Ltd. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2009 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 12, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2010.

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	September 30,	June 30,
ASSETS	2009	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,140	$132
Prepaid expenses	350	-
Total Current Assets	2,490	132

TOTAL ASSETS	$2,490	$132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,093	$3,484
Due to related party (Note 6)	19,043	13,667
Total Current Liabilities	28,136	17,151

Total Liabilities	28,136	17,151

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
500,000,000 common shares, $0.001 par value
Issued and outstanding:
47,375,000 common shares	47,375	47,375
Additional paid-in capital	52,125	52,125
Deficit accumulated during the exploration stage	(125,146)	(116,519)
Total Stockholders’ Deficit	(25,646)	(17,019)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,490	$132

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Cumulative
			from Inception
	Three Months Ended		(May 31, 2006) to
	September 30,		September 30,
	2009	2008	2009

Revenue:	$-	$-	$-

Operating Expenses:
General and administrative	116	692	9,669
Mining expenses (Note 5)	-	10,500	51,265
Professional fees	8,511	5,937	64,212
Total Operating Expenses	8,627	17,129	125,146

Provision for Income Taxes (Note 4)	-	-	-

Net Loss for the Period	$(8,627)	$(17,129)	$(125,146)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	47,375,000	47,375,000

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to September 30, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares Amount		Capital	Stage	Total
Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at
$0.01 cash per share, June 6, 2006	20,000,000	20,000	-	-	20,000
Loss for the period	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at
$0.01 cash per share, July 1, 2006	10,000,000	10,000	-	-	10,000
Common shares issued for cash at
$0.04 per share, December 11, 2006	17,375,000	17,375	52,125	-	69,500
Loss for the year	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the year	-	-	-	(31,624)	(31,624)
Balance – June 30, 2009	47,375,000	47,375	52,125	(116,519)	(17,019)
Loss for the period	-	-	-	(8,627)	(8,627)
Balance – September 30, 2009	47,375,000	$47,375	$52,125	$(125,146)	$(25,646)

- The accompanying notes are an integral part of these financial statements –

Mariposa Resources, Ltd. (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
	Three Months Ended		(May 31, 2006) to
	September 30,		September 30,
Cash Resources Provided By (Used In)	2009	2008	2009

Operating Activities
Net loss for the period	$(8,627)	$(17,129)	$(125,146)
Changes in operating assets and liabilities:
Prepaid expenses	(350)	-	(350)
Accounts payable and accrued liabilities	5,609	5,637	9,093
Net cash used in operating activities	(3,368)	(11,492)	(116,403)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Financing Activities
Advance from related party	5,376	-	19,043
Issuance of common stock for cash	-	-	99,500
Net cash provided by financing activities	5,376	-	118,543

Net Increase (decrease) in Cash and Cash Equivalents	2,008	(11,492)	2,140
Cash and cash equivalent position – beginning of period	132	14,705	-
Cash and Cash Equivalents Position – End of Period	$2,140	$3,213	$2,140

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2009
(Unaudited)

1.

Organization

Mariposa Resources, Ltd. (the “Company”) was incorporated on May 31, 2006 in the State of Nevada, U.S.A.  It is based in Miami, Florida, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

The Company is an exploration stage company that engages principally in the acquisition, exploration, and development of resource properties.  Prior to June 25, 2009, the Company had the right to conduct exploration work on 20 mineral mining claims in Esmeralda County, Nevada, U.S.A. On July 31, 2009, the Company acquired an option to enter into a joint venture for the management and ownership of the Jack Creek Project, a mining project located in Elko County, Nevada. On September 25, 2009, the joint venture was terminated and the Company entered into an agreement with Beeston Enterprises Ltd., under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada (see Note 5).  To date, the Company’s activities have been limited to its formation, the raising of equity capital and its mining exploration work program.

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in FASC 9/5-10-05 “Development Stage Entity,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $2,140 and $132 in cash and cash equivalents at September 30, 2009 and June 30, 2009, respectively.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2009
(Unaudited)

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

Net Income or (Loss) per Share of Common Stock

The Company has adopted FASC Topic No. 260, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to September 30, 2009.

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 31, 2006) to September 30, 2009, the Company had no items of other

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2009
(Unaudited)

2.

Significant Accounting Policies – Continued

Comprehensive Income (Loss)

comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to September 30, 2009.

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

FASB Statements:

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB

Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2009
(Unaudited)

2.

Significant Accounting Policies – Continued

FASB Statements - Continued:

Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Since its inception (May 31, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount

06/06/06	Shares issued for cash	20,000,000	$ 0.001	$ 20,000
07/01/06	Shares issued for cash	10,000,000	0.001	10,000
12/11/06	Shares issued for cash	17,375,000	0.004	69,500

09/30/09	Cumulative Totals	47,375,000		$ 99,500

Of these shares, 30,000,000 were issued to directors and officers of the Company and 17,375,000 were issued to independent investors. There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2009
(Unaudited)

4.

Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 7/8-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through September 30, 2009 of approximately $125,146 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $43,500 were offset by the valuation allowance that increased by approximately $3,000 and $6,000 during the three months ended September 30, 2009 and 2008, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.

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
September 30, 2009
(Unaudited)

5.

Mineral Property Costs – Continued

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

6.

Due to Related Party

As of September 30, 2009 and June 30, 2009, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $19,043 and $13,667, respectively.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

7.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2009, the Company had a working capital deficiency of $25,646 and an accumulated deficit of $125,146.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for the year ended June 30, 2009.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Mariposa,” “we,” “us” or “our” are to Mariposa Resources, Ltd.

Results of Operations

We have generated no revenues since inception and have incurred $125,146 in expenses through September 30, 2009.

The following table provides selected financial data about our company for the year ended September 30, 2009, and June 30, 2009, respectively.

                 Balance Sheet Data:

9/30/09

6/30/09

                 Cash

$      2,140

$       132

                 Total assets

$      2,490

$       132

                 Total liabilities

$    28,136

$  17,151

                 Stockholders' deficit

$    25,646

$  17,019

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

We recently decided to refocus our business strategy towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, cash flow and profits, in order to financially accommodate the costs of being a publicly held company.

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

With the participation of Nanuk Warman, our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management concluded that we did maintain effective internal control over financial reporting as of September 30, 2009, based on the COSO framework criteria.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Exhibit

Number

Description

Rule 13a-14(a)/15d-14a(a) Certifications

Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARIPOSA RESOURCES, LTD.
(Registrant)
November 11, 2009
_____________________________	BY:	/s/ Nanuk Warman
Date
Nanuk Warman
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors