Form 10-Q
period 2009-12-31
Mariposa Resources, Ltd.
filed 2010-02-08
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

(305) 677-9456
(Registrant's telephone number)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the Registrant was required to submit and post such files).  Yes [  ]  No [  ] Not required

Indicate by check mark whether the Registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer,”, “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

[   ]

Accelerated Filer

[   ]

Non-Accelerated Filer

[   ] (Do not check if a smaller reporting company)

Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at February 1, 2010 there were 47,375,000 common shares issued and outstanding.

MARIPOSA RESOURCES, LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

The accompanying interim unaudited financial statements of Mariposa Resources, Ltd. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2009 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 12, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended December 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2010.

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Unaudited)

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	December 31,	June 30,
ASSETS	2009	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,965	$132
Prepaid expenses	43	-
Total Current Assets	2,008	132

TOTAL ASSETS	$2,008	$132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$4,500	$3,484
Due to related party (Note 6)	28,636	13,667
Total Current Liabilities	33,136	17,151

Total Liabilities	33,136	17,151

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
500,000,000 common shares, $0.001 par value
Issued and outstanding:
47,375,000 common shares	47,375	47,375
Additional paid-in capital	52,125	52,125
Deficit accumulated during the exploration stage	(130,628)	(116,519)
Total Stockholders’ Deficit	(31,128)	(17,019)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,008	$132

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited)

					Cumulative
					from Inception
	Three Months Ended		Six Months Ended		(May 31, 2006) to
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009

Revenue:	$-	$-	$-	$-	$-

Operating Expenses:
General and administrative	75	661	191	1,353	9,744
Mining expenses (Note 5)	-	-	-	10,500	51,265
Professional fees	5,407	2,742	13,918	8,679	69,619
Total Operating Expenses	5,482	3,403	14,109	20,532	130,628

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net Loss for the Period	$(5,482)	$(3,403)	$(14,109)	$(20,532)	$(130,628)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	47,375,000	47,375,000	47,375,000	47,375,000

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Interim Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to December 31, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares Amount		Capital	Stage	Total
Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at
$0.01 cash per share, June 6, 2006	20,000,000	20,000	-	-	20,000
Loss for the period	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at
$0.01 cash per share, July 1, 2006	10,000,000	10,000	-	-	10,000
Common shares issued for cash at
$0.04 per share, December 11, 2006	17,375,000	17,375	52,125	-	69,500
Loss for the year	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the year	-	-	-	(31,624)	(31,624)
Balance – June 30, 2009	47,375,000	47,375	52,125	(116,519)	(17,019)
Loss for the period (Unaudited)	-	-	-	(14,109)	(14,109)
Balance – December 31, 2009 (Unaudited)	47,375,000	$47,375	$52,125	$(130,628)	$(31,128)

- The accompanying notes are an integral part of these financial statements –

Mariposa Resources, Ltd. (An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
	Six Months Ended		(May 31, 2006) to
	December 31,		December 31,
Cash Resources Provided By (Used In)	2009	2008	2009

Operating Activities
Net loss for the period	$(14,109)	$(20,532)	$(130,628)
Changes in operating assets and liabilities:
Prepaid expenses	(43)	-	(43)
Accounts payable and accrued liabilities	1,016	4,892	4,500
Net cash used in operating activities	(13,136)	(15,640)	(126,171)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Financing Activities
Advance from related party	14,969	10,000	28,636
Issuance of common stock for cash	-	-	99,500
Net cash provided by financing activities	14,969	10,000	128,136

Net Increase (decrease) in Cash and Cash Equivalents	1,833	(5,640)	1,965
Cash and cash equivalent position – beginning of period	132	14,705	-
Cash and Cash Equivalents Position – End of Period	$1,965	$9,065	$1,965

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2009
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

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in FASC 915-10-05 “Development Stage Entity,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $1,965 and $132 in cash and cash equivalents at December 31, 2009 and June 30, 2009, respectively.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2009
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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to December 31, 2009.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2009
(Unaudited)

2.

Significant Accounting Policies – Continued

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 31, 2006) to December 31, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to December 31, 2009.

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
December 31, 2009
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

07/01/06

Shares issued for cash

10,000,000

   0.001

     10,000

12/11/06

Shares issued for cash

17,375,000

   0.004

     69,500

12/31/09

Cumulative Totals

47,375,000

 $  99,500

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2009
(Unaudited)

3.

Capital Stock - Continued

Of these shares, 30,000,000 were issued to directors and officers of the Company and 17,375,000 were issued to independent investors. There are no preferred shares outstanding.  The Company has no stock option plan, warrants or other dilutive securities.

4.

Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through December 31, 2009 of $130,628 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $45,500 were offset by the valuation allowance that increased by approximately $5,000 and $7,000 during the six months ended December 31, 2009 and 2008, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.

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

Upon execution of the agreement, Gold Explorations LLC transferred 100% interest in the mineral claims to the Company for $53,000 to be paid, at the Company’s option, as follows:

Cash Payments
Upon signing of the agreement and transfer of title (paid)	$	$ 5,000
On or before July 27, 2007 (paid)		5,000
On or before July 27, 2008 (paid)		8,000
On or before July 27, 2009		10,000
On or before July 27, 2010		10,000
On or before July 27, 2011		15,000
		$ 53,000

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

December 31, 2009

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

On September 25, 2009, the Company entered into an agreement with Beeston Enterprises, Ltd. (“Beeston”) under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada (the “Claims”), which Claims total in excess of 3,900 hectares, in consideration of the issuance of 1,000,000 common shares of the Company to Beeston within six months of the date of signing of the agreement. The Claims are subject to a two percent net smelter royalty which can be paid out for the sum of $1,000,000 (CAD).  The Company can earn an undivided 50% interest in the Claims by carrying out a $50,000 (CAD) exploration and development program on the Claims on or before September 25, 2010, plus an additional $200,000 (CAD) exploration and development program on the Claims on or before September 25, 2011.  In the event that the Company acquires an interest in the Claims, the Company and Beeston have further agreed, at the request of either party, to negotiate a joint venture agreement for further exploration and development of the Claims.  As of December 31, 2009, the Company has not issued any stock or carried out any exploration or development programs.

6.

Due to Related Party

As of December 31, 2009 and June 30, 2009, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $28,636 and $13,667, respectively.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

7.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2009, the Company had a working capital deficiency of $31,128 and an accumulated deficit of $130,628.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2009
(Unaudited)

8.

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through February 1, 2010 and determined there are no other items to disclose.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

All references in this Form 10-Q to the “Company,” “Mariposa,” “we,” “us,” or “our” are to Mariposa Resources, Ltd.

Results of Operations

We have generated no revenues since inception and have incurred $130,628 in expenses through December 31, 2009.

The following table provides selected financial data about our company as of December 31, and June 30, 2009, respectively.

                 Balance Sheet Data:

12/31/09

   6/30/09

                 Cash

$      1,965

$       132

                 Total assets

$      2,008

$       132

                 Total liabilities

$    33,136

$  17,151

                 Stockholders' deficit

$    31,128

$  17,019

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
February 5, 2010
_____________________________	BY:	/s/ Nanuk Warman
Date
Nanuk Warman
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors