Form 10-Q
period 2010-03-31
Mariposa Resources, Ltd.
filed 2010-05-13
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at May 12, 2010 there were 47,375,000 common shares issued and outstanding.

MARIPOSA RESOURCES, LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

The accompanying interim unaudited financial statements of Mariposa Resources, Ltd. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2009, included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 12, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended March 31, 2010, are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2010.

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	March 31,	June 30,
ASSETS	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,989	$132
Prepaid expenses	-	-
Total Current Assets	1,989	132

TOTAL ASSETS	$1,989	$132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$588	$3,484
Due to related party (Note 6)	35,821	13,667
Total Current Liabilities	36,409	17,151

Total Liabilities	36,409	17,151

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
500,000,000 common shares, $0.001 par value
Issued and outstanding:
47,375,000 common shares	47,375	47,375
Additional paid-in capital	52,125	52,125
Deficit accumulated during the exploration stage	(133,920)	(116,519)
Total Stockholders’ Deficit	(34,420)	(17,019)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,989	$132

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited)

					Cumulative
					from Inception
	Three Months Ended		Nine Months Ended		(May 31, 2006) to
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010

Revenue:	$-	$-	$-	$-	$-

Operating Expenses:
General and administrative	83	718	273	2,071	9,826
Mining expenses (Note 5)	-	-	-	10,500	51,265
Professional fees	3,210	2,675	17,128	11,354	72,829
Total Operating Expenses	3,293	3,393	17,401	23,925	133,920

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net Loss for the Period	$(3,293)	$(3,393)	$(17,401)	$(23,925)	$(133,920)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	47,375,000	47,375,000	47,375,000	47,375,000

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Interim Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to March 31, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares Amount		Capital	Stage	Total
Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at
$0.01 cash per share, June 6, 2006	20,000,000	20,000	-	-	20,000
Loss for the period	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at
$0.01 cash per share, July 1, 2006	10,000,000	10,000	-	-	10,000
Common shares issued for cash at
$0.04 per share, December 11, 2006	17,375,000	17,375	52,125	-	69,500
Loss for the year	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the year	-	-	-	(31,624)	(31,624)
Balance – June 30, 2009	47,375,000	47,375	52,125	(116,519)	(17,019)
Loss for the period (Unaudited)	-	-	-	(17,401)	(17,401)
Balance – March 31, 2010 (Unaudited)	47,375,000	$47,375	$52,125	$(133,920)	$(34,420)

- The accompanying notes are an integral part of these financial statements –

Mariposa Resources, Ltd. (An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
	Nine Months Ended		(May 31, 2006) to
	March 31,		March 31,
Cash Resources Provided By (Used In)	2010	2009	2010

Operating Activities
Net loss for the period	$(17,401)	$(23,925)	$(133,920)
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Accounts payable and accrued liabilities	(2,896)	1,442	588
Net cash used in operating activities	(20,297)	(22,483)	(133,332)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Financing Activities
Advance from related party	22,154	10,000	35,821
Issuance of common stock for cash	-	-	99,500
Net cash provided by financing activities	22,154	10,000	135,321

Net Increase (decrease) in Cash and Cash Equivalents	1,857	(12,483)	1,989
Cash and cash equivalents position – beginning of period	132	14,705	-
Cash and Cash Equivalents Position – End of Period	$1,989	$2,222	$1,989

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2010
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $1,989 and $132 in cash and cash equivalents at March 31, 2010 and June 30, 2009, respectively.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2010
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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to March 31, 2010.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2010
(Unaudited)

2.

Significant Accounting Policies – Continued

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 31, 2006) to March 31, 2010, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to March 31, 2010.

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
March 31, 2010
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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Since its inception (May 31, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Price Per
Date	Description	Shares .	Share	Amount
06/06/06	Shares issued for cash	20,000,000	$ 0.001	$ 20,000
07/01/06	Shares issued for cash	10,000,000	0.001	10,000
12/11/06	Shares issued for cash	17,375,000	0.004	69,500
03/31/10	Cumulative Totals	47,375,000		$ 99,500

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2010
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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through March 31, 2010 of $133,920 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $46,800 were offset by the valuation allowance that increased by approximately $6,100 and $8,400 during the nine months ended March 31, 2010 and 2009, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.

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

March 31, 2010

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

On September 25, 2009, as amended on March 24, 2010, the Company entered into an agreement with Beeston Enterprises, Ltd. (“Beeston”) under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada (the “Claims”), which Claims total in excess of 3,900 hectares, in consideration of the issuance of 1,000,000 common shares of the Company to Beeston within nine months of the date of signing of the agreement. The Claims are subject to a two percent net smelter royalty which can be paid out for the sum of $1,000,000 (CAD).  The Company can earn an undivided 50% interest in the Claims by carrying out a $100,000 (CAD) exploration and development program on the Claims on or before September 25, 2010, plus an additional $200,000 (CAD) exploration and development program on the Claims on or before September 25, 2011.  In the event that the Company acquires an interest in the Claims, the Company and Beeston have further agreed, at the request of either party, to negotiate a joint venture agreement for further exploration and development of the Claims.  As of March 31, 2010, the Company has not issued any stock or carried out any exploration or development programs.

6.

Due to Related Party

As of March 31, 2010 and June 30, 2009, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $35,821 and $13,667, respectively.  The Company plans to pay the loan back as cash flows become available.

7.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at March 31, 2010, the Company had a working capital deficiency of $34,420 and an accumulated deficit of $133,920.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2010
(Unaudited)

8.

Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued.

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

All references in this Form 10-Q to the “Company,” “Mariposa,” “we,” “us,” or “our” are to Mariposa Resources, Ltd.

Results of Operations

We have generated no revenues since inception and have incurred $133,920 in expenses through March 31, 2010.

The following table provides selected financial data about our company as of March 31, 2010, and June 30, 2009, respectively.

                 Balance Sheet Data:

03/31/10

   6/30/09

                 Cash

$      1,989

$       132

                 Total assets

$      1,989

$       132

                 Total liabilities

$    36,409

$  17,151

                 Stockholders' deficit

$    34,420

$  17,019

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

Plan of Operation

We were incorporated in the State of Nevada on May 31, 2006.  We were formed to engage in the search for mineral deposits or reserves.  We conducted preliminary exploration activities on certain properties in Esmeralda County, Nevada on which we held certain mining claims.  On September 25, 2009, as amended on March 24, 2010, we were granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada, representing 3,900 hectares.

We recently decided to refocus our business strategy towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.

We have minimal operating costs and expenses at the present time due to our limited business activities. However, because of our limited cash in the bank, we will be required to raise additional capital over the next twelve months to meet our ongoing expenses, including our costs related to the remaining required payments under the Purchase Agreement, as entered into on September 25, 2009 and amended on March 24, 2010.

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

Off-Balance Sheet Arrangements

At March 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECUIRITIES

None.

ITEM 4. (REMOVED AND RESERVED)

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
May 12, 2010
_____________________________	BY:	/s/ Nanuk Warman
Date
Nanuk Warman
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors