Form 10-K
period 2010-06-30
Mariposa Resources, Ltd.
filed 2010-09-24
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: June 30, 2010

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

Yes ☒   No ☐

As of September 15, 2010, there were 47,375,000 shares of the Registrant's common stock, par value $0.001, issued and outstanding.  Of these, 17,375,000 shares are held by non-affiliates of the Registrant.  The bid price was $0.20 as of December 31, 2009 (the end of the second fiscal quarter), but the market value of securities held by non-affiliates is $1,737,500, based on the September 15, 2010 closing bid of $0.10.

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

Not Applicable.

TABLE OF CONTENTS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

4

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

6

ITEM 1B.  UNRESOLVED STAFF COMMENTS

6

ITEM 2.  PROPERTIES

6

ITEM 3.  LEGAL PROCEEDINGS

6

ITEM 4.  (REMOVED AND RESERVED)

6

PART II

6

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  6

ITEM 6. SELECTED FINANCIAL DATA

7

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  7

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

9

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL DISCLOSURE  23

ITEM 9A[T].  CONTROLS AND PROCEDURES

23

ITEM 9B.  OTHER INFORMATION

24

PART III

25

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

25

ITEM 11.  EXECUTIVE COMPENSATION

26

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

27

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

27

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

28

DIRECTOR INDEPENDENCE

28

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

29

PART IV

29

ITEM 15 . EXHIBITS

29

SIGNATURES

31

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

On September 25, 2009, the Company entered into an agreement with Beeston Enterprises, Ltd., (“Beeston”) under which Beeston granted the Company an option to acquire an undivided 50% interest in eight mineral claims, located in the Clinton Mining District of British Columbia, Canada (the “Claims”), which Claims total in excess of 3,900 hectares, in consideration of the issuance of 1,000,000 common shares of the Company to Beeston within six months of the date of signing of the Option Agreement. The Claims are subject to a two percent net smelter royalty which can be paid out for the sum of $1,000,000 (CAD). The Company can earn an undivided 50% interest in the Claims by carrying out a $50,000 (CDN) exploration and development program on the Claims on or before September 25, 2010, plus an additional $200,000 (CDN) exploration and development program on the Claims on or before September 25, 2011. In the event that the Company acquires an interest in the Claims, the Company and Beeston have further agreed, at the request of either party, to negotiate a joint venture agreement for the further exploration and development of the Claims.

On March 24, 2010, the Company entered into an agreement with Beeston, amending the Option Agreement, under which Beeston granted the Company an extension of the time within which to issue the 1,000,000 shares of Mariposa to Beeston from six months to nine months in consideration of Mariposa agreeing to increase the required expenditures for exploration and development of the Claims by $50,000(CDN). The Company entered into a another agreement with Beeston on June 24, 2010, under which Beeston granted Mariposa a further extension for the payment of shares of its common stock and for the completion of its initial $50,000(CDN) exploration and development program as required under the option agreement with Beeston until December 31, 2010, in consideration for an increase in the number of shares of Mariposa payable thereunder from 1,000,000 shares to 1,500,000 shares.

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

Forward Stock Split

By written consent dated April 8, 2009, our Board approved a 10-for-one (10:1) forward split of our Common Stock (the “Forward Split”). The Forward Split was effective as of the close of business on Wednesday, April 29, 2009 and following FINRA approval, the market effective date for the Forward Split was May 6, 2009. As a result of the Forward Split, every 1 old share of our Common Stock was converted into 10 new shares of our Common Stock.  FINRA issued a new symbol, “MPOA,” under which our Common Stock currently trades.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements, or labor contracts in connection with our business.

Research and Development

During the fiscal years ended June 30, 2010 and 2009, we made no expenditures on research and development.

Employees

As of September 15, 2010, our only employee is our sole executive officer.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “MPOA,” however there has been little activity in the trading market.  Our common stock has been quoted on the OTCBB since March 5, 2007.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTCBB by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not represent actual transactions.

Quarter Ended

High Bid

Low Bid

June 30, 2010

$0.30

$0.30

March 31, 2010

$0.50

$0.50

December 31, 2009

$0.20

$0.20

September 30, 2009

$0.65

$0.65

June 30, 2009

$0.27

$0.005

March 31, 2009

$0.005

$0.00

December 31, 2008

$0.005

$0.00

September 30, 2008

$0.005

$0.00

Holders

As of September 15, 2010, we have 47,375,000 Shares of $0.001 par value common stock issued and outstanding held by 40 shareholders of record.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2010.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We have generated no revenues since inception and have incurred $137,158 in expenses through June 30, 2010.

The following table provides selected financial data about our company for the year ended June 30, 2010, and 2009, respectively.

                 Balance Sheet Data:

6/30/10

6/30/09

                 Cash

$       441

$       132

                 Total assets

$       641

$       132

                 Total liabilities

$  38,299

$  17,151

                 Stockholders' deficit

$ (37,658)

$ (17,019)

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended June 30, 2010, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operating revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Plan of Operation

We were incorporated in the State of Nevada on May 31, 2006.  We were formed to engage in the search for mineral deposits or reserves.  We conducted preliminary exploration activities on certain properties in Esmeralda County, Nevada on which we held certain mining claims.  On September 25, 2009, amended June 24, 2010, we were granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada, representing 3,900 hectares.

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

JUNE 30, 2010 and 2009

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

JUNE 30, 2010 and 2009

Page

Report of Independent Registered Public Accounting Firm

11

Balance Sheets as of June 30, 2010 and 2009

12

Statements of Operations for the years ended June 30, 2010 and 2009, and cumulative from inception (May 31, 2006) to June 30, 2010 (unaudited)

13

Statement of Changes in Stockholders' Equity (Deficit) for the period of May 31, 2006

(inception ) to June 30, 2010 (unaudited)

14

Statements of Cash Flows for the years ended June 30, 2010 and 2009, and cumulative from inception (May 31, 2006) to June 30, 2010 (unaudited)

 15

Notes to Audited Financial Statements

16

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Mariposa Resources, Ltd.

We have audited the accompanying balance sheet of Mariposa Resources, Ltd. (an exploration stage company) (the Company) as of June 30, 2010 and 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariposa Resources, Ltd. as of June 30, 2010 and 2009, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
September 17, 2010

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

11

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Balance Sheets
As of June 30,

ASSETS	2010	2009

Current Assets
Cash and cash equivalents	$441	$132
Prepaid expenses	200	-
Total Current Assets	641	132

TOTAL ASSETS	$641	$132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,500	$3,484
Due to related party (Note 6)	36,799	13,667
Total Current Liabilities	38,299	17,151

Total Liabilities	38,299	17,151

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
500,000,000 common shares, $0.001 par value
Issued and outstanding:
47,375,000 common shares	47,375	47,375
Additional paid-in capital	52,125	52,125
Deficit accumulated during the exploration stage	(137,158)	(116,519)
Total Stockholders’ Deficit	(37,658)	(17,019)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$641	$132

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Statements of Operations

			Cumulative
			from Inception
			(May 31, 2006) to
	Year Ended June 30,		June 30,
	2010	2009	2010
			(Unaudited)
Revenue:	$-	$-	$-

Operating Expenses:
General and administrative	354	2,193	9,907
Mining expenses (Note 5)	-	10,500	51,265
Professional fees	20,285	18,931	75,986
Total Operating Expenses	20,639	31,624	137,158

Provision for Income Taxes (Note 4)	-	-	-

Net Loss for the Period	$(20,639)	$(31,624)	$(137,158)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	47,375,000	47,375,000

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to June 30, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares Amount		Capital	Stage	Total
Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at
$0.01 cash per share, June 6, 2006	20,000,000	20,000	-	-	20,000
Loss for the period (Unaudited)	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006 (Unaudited)	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at
$0.01 cash per share, July 1, 2006	10,000,000	10,000	-	-	10,000
Common shares issued for cash at
$0.04 per share, December 11, 2006	17,375,000	17,375	52,125	-	69,500
Loss for the year (Unaudited)	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007 (Unaudited)	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the year	-	-	-	(31,624)	(31,624)
Balance – June 30, 2009	47,375,000	47,375	52,125	(116,519)	(17,019)
Loss for the year	-	-	-	(20,639)	(20,639)
Balance – June 30, 2010	47,375,000	$47,375	$52,125	$(137,158)	$(37,658)

- The accompanying notes are an integral part of these financial statements –

Mariposa Resources, Ltd. (An Exploration Stage Company)
Statements of Cash Flows

			Cumulative
			From Inception
			(May 31, 2006) to
	Year Ended June 30,		June 30,
Cash Resources Provided By (Used In)	2010	2009	2010
			(Unaudited)
Operating Activities
Net loss for the period	$(20,639)	$(31,624)	$(137,158)
Changes in operating assets and liabilities:
Prepaid expenses	(200)	-	(200)
Accounts payable and accrued liabilities	(1,984)	3,384	1,500
Net cash used in operating activities	(22,823)	(28,240)	(135,858)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Financing Activities
Advance from related party	23,132	13,667	36,799
Issuance of common stock for cash	-	-	99,500
Net cash provided by financing activities	23,132	13,667	136,299

Net Increase (decrease) in Cash and Cash Equivalents	309	(14,573)	441
Cash and cash equivalents position – beginning of period	132	14,705	-
Cash and Cash Equivalents Position – End of Period	$441	$132	$441

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- The accompanying notes are an integral part of these financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2010 and 2009

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $441 and $132 in cash and cash equivalents at June 30, 2010 and 2009, respectively.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2010 and 2009

2.

Significant Accounting Policies - Continued

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on May 31, 2006 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to June 30, 2010.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2010 and 2009

2.

Significant Accounting Policies – Continued

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 31, 2006) to June 30, 2010, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to June 30, 2010.

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2010 and 2009

2.

Significant Accounting Policies – Continued

FASB Statements - Continued:

“FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-24 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

07/01/06

Shares issued for cash

10,000,000

   0.001

                 10,000

12/11/06

Shares issued for cash

17,375,000

   0.004

     69,500

06/30/10

Cumulative Totals

47,375,000

 $  99,500

3.

Capital Stock - Continued

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2010 and 2009

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through June 30, 2010 of $137,158 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $48,000 were offset by the valuation allowance that increased by approximately $7,500 and $11,500 during the years ended June 30, 2010 and 2009, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.

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

5.

Mineral Property Costs – Continued

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2010 and 2009

As of June 25, 2009, the Company cancelled its agreement with Gold Explorations, LLC. The Company was responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of June 25, 2009, the Company met these obligations and no further payments are required.

On September 25, 2009, as amended on June 24, 2010, the Company entered into an agreement with Beeston Enterprises, Ltd. (“Beeston”) under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada (the “Claims”), which Claims total in excess of 3,900 hectares, in consideration of the issuance of 1,500,000 common shares of the Company to Beeston on or before December 31, 2010. The Claims are subject to a two percent net smelter royalty which can be paid out for the sum of $1,000,000 (CAD).  The Company can earn an undivided 50% interest in the Claims by carrying out a $100,000 (CAD) exploration and development program on the Claims on or before December 31, 2010, plus an additional $200,000 (CAD) exploration and development program on the Claims on or before September 25, 2011.  In the event that the Company acquires an interest in the Claims, the Company and Beeston have further agreed, at the request of either party, to negotiate a joint venture agreement for further exploration and development of the Claims.  As of June 30, 2010, the Company has not issued any stock or carried out any exploration or development programs.

6.

Due to Related Party

As of June 30, 2010 and 2009, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $36,799 and $13,667, respectively.  The Company plans to pay the loan back as cash flows become available.

7.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at June 30, 2010, the Company had a working capital deficiency of $37,658 and an accumulated deficit of $137,158.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2010 and 2009

8.     Subsequent Events

The Company has evaluated events from June 30, 2010 through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

For the years ended June 30, 2009 and 2008, and through the date of August 6, 2009, there have been no disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Moore’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. For the years ended June 30, 2009 and 2008, and through the date of August 6, 2009, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

From the date of appointment, August 6, 2009, and through the date of September 2, 2009, there have been no disagreements with Seale & Beers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Seale & Beers’ satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. From the date of appointment through the date of September 2, 2009, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

With the participation of Nanuk Warman, our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management concluded that we did maintain effective internal control over financial reporting as of June 30, 2010, based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth certain information, as of September 15, 2010, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Nanuk Warman	Chief Executive and Financial Officer, President, Secretary, Treasurer, and Director	38	May 31, 2006

Certain biographical information of our director and officer is set forth below.

Nanuk Warman

Nanuk Warman has served as our President, Chief Executive and Financial Officer, Treasurer, and Director since May 31, 2006 and also as our Secretary since May 29, 2009.  He obtained his Certified Management Accountant (CMA) designation in October 1998 and has been a member in good standing since with the Certified Management Accountants Society of British Columbia. As of August 2007, he has earned the right to use the Chartered Financial Analyst (CFA) designation and is a member in good standing with the CFA Institute. Mr. Warman is a self-employed consultant (since 1998), assisting companies with their preparation of financial statements for review and audit by independent accounting firms and with ongoing accounting compliance matters. From December 2006 – June 2010, he served as a director of Coastline Corporate Services, Inc., a Florida company that is quoted on the OTCBB under the symbol “CCSV.”  From June 2008 – present, he is serving as the President, Chief Financial Officer, Secretary, Treasurer, and director of Touchstone Mining Limited, a Nevada company that is quoted on the OTCBB under the symbol “THSM.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended June 30, 2010 and 2009 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2010; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2010; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2010 that received annual compensation during the fiscal year ended June 30, 2010 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Nanuk Warman, Chief Executive and Financial Officer	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended June 30, 2010, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of September 15, 2010 by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of September 15, 2010.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

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

(2)

There were 47,375,000 shares of common stock issued and outstanding on September 15, 2010.

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

2010:

$13,500

2009:

$ 7,000

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2010:

$ 0

2009:

$ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2010:

$ 0

Nature of Services: None (see note below)

2009:

$ 500

Nature of Services: June 30, 2009 Tax Return

Preparation of the Company’s corporate tax return for the fiscal year ended June 30, 2010 is currently underway.

All Other Fees:

2010:

$ 0

2009:

$ 0

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

September 23, 2010

Mariposa Resources, Ltd.

By:

/s/ Nanuk Warman

______________________________

Nanuk Warman, President (principal

executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

September 23, 2010

By:

/s/ Nanuk Warman

_______________________________

Nanuk Warman, President (principal

executive officer), Chief Financial Officer

(principal financial officer), Treasurer,

principal accounting officer and member of

the Board of Directors

31