Form 10-Q
period 2010-09-30
Mariposa Resources, Ltd.
filed 2010-11-01
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

(305) 677-9456
(Registrant's telephone number)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the Registrant was required to submit and post such files).  Yes [  ]  No [  ] Not required

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,”, “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

[   ]

Accelerated Filer

[   ]

Non-Accelerated Filer

[   ] (Do not check if a smaller reporting company)

Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at November 1, 2010 there were 47,375,000 common shares issued and outstanding.

MARIPOSA RESOURCES, LTD.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

The accompanying interim unaudited financial statements of Mariposa Resources, Ltd. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2010 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 24, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended September, 2010, are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2011.

MARIPOSA RESOURCES, LTD.

(An Exploration Stage Company)

INTERM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Balance Sheets

	As at	As at
	September 30,	June 30,
ASSETS	2010	2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$345	$441
Prepaid expenses	-	200
Total Current Assets	345	641

TOTAL ASSETS	$345	$641

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$7,843	$1,500
Due to related party (Note 6)	37,016	36,799
Total Current Liabilities	44,859	38,299

Total Liabilities	44,859	38,299

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
500,000,000 common shares, $0.001 par value
Issued and outstanding:
47,375,000 common shares	47,375	47,375
Additional paid-in capital	52,125	52,125
Deficit accumulated during the exploration stage	(144,014)	(137,158)
Total Stockholders’ Deficit	(44,514)	(37,658)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$345	$641

- The accompanying notes are an integral part of these unaudited financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Cumulative
			from Inception
	Three Months Ended		(May 31, 2006) to
	September 30,		September 30,
	2010	2009	2010

Revenue:	$-	$-	$-

Operating Expenses:
General and administrative	96	116	10,003
Mining expenses (Note 5)	-	-	51,265
Professional fees	6,760	8,511	82,746
Total Operating Expenses	6,856	8,627	144,014

Provision for Income Taxes (Note 4)	-	-	-

Net Loss for the Period	$(6,856)	$(8,627)	$(144,014)

Basic and Diluted Loss per
Common Share	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	47,375,000	47,375,000

- The accompanying notes are an integral part of these unaudited financial statements -

Mariposa Resources, Ltd.
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to September 30, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares Amount		Capital	Stage	Total
Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at
$0.01 cash per share, June 6, 2006	20,000,000	20,000	-	-	20,000
Loss for the period (Unaudited)	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006 (Unaudited)	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at
$0.01 cash per share, July 1, 2006	10,000,000	10,000	-	-	10,000
Common shares issued for cash at
$0.04 per share, December 11, 2006	17,375,000	17,375	52,125	-	69,500
Loss for the year (Unaudited)	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007 (Unaudited)	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the year	-	-	-	(31,624)	(31,624)
Balance – June 30, 2009	47,375,000	47,375	52,125	(116,519)	(17,019)
Loss for the year	-	-	-	(20,639)	(20,639)
Balance – June 30, 2010	47,375,000	47,375	52,125	(137,158)	(37,658)
Loss for the period (Unaudited)	-	-	-	(6,856)	(6,856)
Balance – September 30, 2010 (Unaudited)	47,375,000	$47,375	$52,125	$(144,014)	$(44,514)

- The accompanying notes are an integral part of these unaudited financial statements –

Mariposa Resources, Ltd. (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
	Three Months Ended		(May 31, 2006) to
	September 30,		September 30,
Cash Resources Provided By (Used In)	2010	2009	2010

Operating Activities
Net loss for the period	$(6,856)	$(8,627)	$(144,014)
Changes in operating assets and liabilities:
Prepaid expenses	200	(350)	-
Accounts payable and accrued liabilities	6,343	5,609	7,843
Net cash used in operating activities	(313)	(3,368)	(136,171)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-

Financing Activities
Advance from related party	217	5,376	37,016
Issuance of common stock for cash	-	-	99,500
Net cash provided by financing activities	217	5,376	136,516

Net Increase (decrease) in Cash and Cash Equivalents	(96)	2,008	345
Cash and cash equivalents position – beginning of period	441	132	-
Cash and Cash Equivalents Position – End of Period	$345	$2,140	$345

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- The accompanying notes are an integral part of these unaudited financial statements -

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2010
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $345 and $441 in cash and cash equivalents at September 30, 2010 and June 30, 2010, respectively.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2010
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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to September 30, 2010.

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2010
(Unaudited)

2.

Significant Accounting Policies – Continued

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 31, 2006) to September 30, 2010, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to September 30, 2010.

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
September 30, 2010
(Unaudited)

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Since its inception (May 31, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount

06/06/06	Shares issued for cash	20,000,000	$ 0.001	$ 20,000
07/01/06	Shares issued for cash	10,000,000	0.001	10,000
12/11/06	Shares issued for cash	17,375,000	0.004	69,500

09/30/10	Cumulative Totals	47,375,000		$ 99,500

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2010
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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through September 30, 2010 of $144,014 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $50,400 were offset by the valuation allowance that increased by approximately $2,400 and $3,000 during the periods ended September 30, 2010 and 2009, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.

5.

Mineral Property Costs

By agreement dated July 27, 2006 with Gold Explorations, LLC, of Minden, Nevada, the Company acquired an option to earn a 100% interest in certain properties consisting of 20 unpatented mineral claims, located in Esmeralda County, Nevada, USA.

Upon execution of the agreement, Gold Explorations, LLC transferred 100% interest in the mineral claims to the Company for $53,000 to be paid, at the Company’s option, as follows:

Cash Payments
Upon signing of the agreement and transfer of title (paid)	$	$ 5,000
On or before July 27, 2007 (paid)		5,000
On or before July 27, 2008 (paid)		8,000
On or before July 27, 2009		10,000
On or before July 27, 2010		10,000
On or before July 27, 2011		15,000
		$ 53,000

Mariposa Resources, Ltd.

(An Exploration Stage Company)

Notes to Interim Financial Statements

September 30, 2010

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

On September 25, 2009, as amended on June 24, 2010, the Company entered into an agreement with Beeston Enterprises, Ltd. (“Beeston”) under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada (the “Claims”), which Claims total in excess of 3,900 hectares, in consideration of the issuance of 1,500,000 common shares of the Company to Beeston on or before December 31, 2010. The Claims are subject to a two percent net smelter royalty which can be paid out for the sum of $1,000,000 (CAD).  The Company can earn an undivided 50% interest in the Claims by carrying out a $100,000 (CAD) exploration and development program on the Claims on or before December 31, 2010, plus an additional $200,000 (CAD) exploration and development program on the Claims on or before September 25, 2011.  In the event that the Company acquires an interest in the Claims, the Company and Beeston have further agreed, at the request of either party, to negotiate a joint venture agreement for further exploration and development of the Claims.  As of September 30, 2010, the Company has not issued any stock or carried out any exploration or development programs.

6.

Due to Related Party

As of September 30, 2010 and June 30, 2010, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $37,016 and $36,799, respectively.  The Company plans to pay the loan back as cash flows become available.

7.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2010, the Company had a working capital deficiency of $44,514 and an accumulated deficit of $144,014.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Mariposa Resources, Ltd. (An Exploration Stage Company)
Notes to Interim Financial Statements
September 30, 2010
(Unaudited)

8.

Subsequent Events

The Company has evaluated events from September 30, 2010 through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for the year ended June 30, 2010.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Mariposa,” “we,” “us,” or “our” are to Mariposa Resources, Ltd.

Results of Operations

We have generated no revenues since inception and have incurred $144,014 in expenses through September 30, 2010.

The following table provides selected financial data about our company as of September 30, 2010, and June 30, 2010, respectively.

                 Balance Sheet Data:

9/30/10

6/30/10

                 Cash

$       345

$       441

                 Total assets

$       345

$       641

                 Total liabilities

$  44,859

$  38,299

                 Stockholders' deficit

$(44,514)

$ (37,658)

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

We have minimal operating costs and expenses at the present time due to our limited business activities. However, because of our limited cash in the bank, we will be required to raise additional capital over the next twelve months to meet our ongoing expenses, including our costs related to the remaining required payments under the Purchase Agreement, as entered into on September 25, 2009 and amended on June 24, 2010.

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

Off-Balance Sheet Arrangements

At September 30, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Changes in Internal Control Over Financial Reportings

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
November 1, 2010
_____________________________	BY:	/s/ Nanuk Warman
Date
Nanuk Warman
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors