Form 10-Q
period 2010-12-31
Lithium Exploration Group, Inc.
filed 2011-02-22
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _________________________

Commission File Number 333-137481

LITHIUM EXPLORATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1781911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3200 N. Hayden Road, Suite 300, Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)

480-406-8220
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES     [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[X] YES     [   ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 47,625,000 common shares issued and outstanding as of February 21, 2011.

LITHIUM EXPLORATION GROUP, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended December 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LITHIUM EXPLORATION GROUP, INC.
(formerly Mariposa Resources, Ltd)
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Balance Sheets

	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$-	$441
Prepaid expenses (Note 5)	-	200
		641

Total Assets	$-	$641

LIABILITIES

Current
Accounts payable and accrued liabilities	$91,648	$1,500
Due to related party (Note 6)	47,537	36,799

Total Liabilities	139,185	38,299

STOCKHOLDERS’ DEFICIT

Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 500,000,000 common shares, $0.001 par value

Issued and outstanding: 47,375,000 common shares	47,375	47,375
Additional paid-in capital	52,125	52,125
Deficit accumulated during the exploration stage	(238,685)	(137,158)
Total Stockholders’ Deficit	(139,185)	(37,658)

Total Liabilities and Stockholders’ Deficit	$-	$641

The accompanying notes are an integral part of these financial statements.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Cumulative from
	Three Months		Six Months		Inception (May 31,
	Ended		Ended		2006) to
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010

Revenue:	$-	$-	$-	$-	$-

Operating Expenses:
General and administrative	748	75	844	191	10,751
Mining expenses (Note 5)	90,000	-	90,000	-	141,265
Professional fees	3,923	5,407	10,683	13,918	86,669
Total operating expenses	94,671	5,482	101,527	14,109	238,685

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net Loss for the Period	$(94,671)	$(5,482)	$(101,527)	$(14,109)	$(238,685)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	47,375,000	47,375,000	47,375,000	47,375,000

The accompanying notes are an integral part of these financial statements.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to December 31, 2010

	Common Stock
				Deficit
				Accumulated
				During the
	Number of		Additional	Exploration	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity(Deficit)

Inception – May 31, 2006	-	$-	$-	$-	$-

Common shares issued to a founder at $0.01 cash per share, June 6, 2006	20,000,000	20,000	-	-	20,000

Loss for the period (Unaudited)	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006 (Unaudited)	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at $0.01 per share, July 1, 2006	10,000,000	10,000	-	-	10,000
Common shares issued for cash at $0.04 per share, December 11, 2006	17,375,000	17,375	52,125	-	69,500
Loss for the year (Unaudited)	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007 (Unaudited)	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)

Balance – June 30, 2008	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the year	-	-	-	(31,624)	(31,624)

Balance – June 30, 2009	47,375,000	47,375	52,125	(116,519)	(17,019)
Loss for the year	-	-	-	(20,639)	(20,639)

Balance – June 30, 2010	47,375,000	47,375	52,125	(137,158)	(37,658)
Loss for the period (Unaudited)	-	-	-	(101,527)	(101,527)
Balance – December 31, 2010 (Unaudited)	47,375,000	$47,375	$52,125	$(238,685)	$(139,185)

The accompanying notes are an integral part of these financial statements.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
			from
	Six Months	Six Months	Inceptions
	Ended	Ended	(May 31,
	December 31,	December 31,	2006) to
	2010	2009	December 31,
			2010

Cash Flows from Operating Activities
Net loss for the period	$(101,527)	$(14,109)	$(238,685)
Changes in operating assets and liabilities:
Prepaid expenses	200	(43)	-
Accounts payable and accrued liabilities	90,148	1,016	91,648
Net cash used in operations	(11,179)	(13,136)	(147,037)

Cash Flows from Investing Activities
Net cash used in (provided by) investing
activities	-	-	-

Cash Flows from Financing Activities
Advance from related party	10,738	14,969	47,537
Issuance of common stock for cash	-	-	99,500
Net cash provided by financing activities	10,738	14,969	147,037

Increase (Decrease) in cash and cash
equivalents	(441)	1,833	-

Cash and cash equivalents - beginning of period	441	132	-

Cash and cash equivalents - end of period	$-	$1,965	$-

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2010
(Unaudited)

1. Organization

Lithium Exploration Group, Inc. (formerly Mariposa Resources, Ltd.) (the “Company”) was incorporated on May 31, 2006 in the State of Nevada, U.S.A. It is based in Miami, Florida, USA. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

Effective November 30, 2010, the Company changed its name to “Lithium Exploration Group, Inc.,” by way of a merger with its wholly-owned subsidiary Lithium Exploration Group, Inc., which was formed solely for the change of name.

The Company is an exploration stage company that engages principally in the acquisition, exploration, and development of resource properties. Prior to June 25, 2009, the Company had the right to conduct exploration work on 20 mineral mining claims in Esmeralda County, Nevada, U.S.A. On July 31, 2009, the Company acquired an option to enter into a joint venture for the management and ownership of the Jack Creek Project, a mining project located in Elko County, Nevada. On September 25, 2009, the joint venture was terminated and the Company entered into an agreement with Beeston Enterprises Ltd., under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada. On December 16, 2010, the Company entered into an Assignment Agreement to acquire an undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada (see Note 5). To date, the Company’s activities have been limited to its formation, the raising of equity capital and its mining exploration work program.

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in FASC 915-10-05 “Development Stage Entities,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

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

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2010
(Unaudited)

2. Significant Accounting Policies - Continued

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0 and $441 in cash and cash equivalents at December 31, 2010 and June 30, 2010, respectively.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-Up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2010
(Unaudited)

2. Significant Accounting Policies - Continued

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

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar. All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to December 31, 2010.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to December 31, 2010, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to December 31, 2010.

Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2010
(Unaudited)

2. Significant Accounting Policies - Continued

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

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2010
(Unaudited)

2. Significant Accounting Policies – Continued

FASB Statements - Continued

“FASB Interpretation No. 46(R)," and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162," were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2011-01 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Since its inception (May 31, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount

06/06/06	Shares issued for cash	20,000,000	$0.001	$20,000
07/01/06	Shares issued for cash	10,000,000	0.001	10,000
12/11/06	Shares issued for cash	17,375,000	0.004	69,500

	Cumulative Totals	47,375,000		$99,500

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2010
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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through December 31, 2010 of $238,685 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $83,500 were offset by the valuation allowance that increased by approximately $18,000 and $35,500 during the six months ended December 31, 2010 and 2009, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2010
(Unaudited)

5. Mineral Property Costs

Mineral Claims, Clinton Mining District

On September 25, 2009, and amended June 24, 2010, the Company entered into an Option Agreement under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District, Province of British Columbia, Canada (the “Claims”), which Claims total in excess of 3,900 hectares, in consideration of the issuance of 1,500,000 common shares of the Company on or before December 31, 2010. The Claims are subject to a two percent net smelter royalty which can be paid out for the sum of $1,000,000 (CAD). The Company can earn an undivided 50% interest in the Claims by carrying out a $100,000 (CAD) exploration and development program on the Claims on or before December 31, 2010, plus an additional $200,000 (CAD) exploration and development program on the Claims on or before September 25, 2011.

In the event that the Company acquires an interest in the Claims, the Company and the Optionor have further agreed, at the request of either party, to negotiate a joint venture agreement for further exploration and development of the Claims. As of December 31, 2010, the Company has not issued any stock or carried out any exploration or development programs. On February 14, 2011, we sent notice to the Optionor to terminate the option agreement.

Mineral Permit

On December 16, 2010, the Company entered into an Assignment Agreement to acquire the following

a.)	An undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada.
b.)	All of the assignor’s right, title and interest in and to the Option Agreement.

In consideration for the Assignment, the Company agreed to pay US$90,000 by way of cash or stock of equal value (consisting of amounts previously paid by the Assignor pursuant to the Option Agreement). The full $90,000 (consisting of option payments ‘i’ and ‘vi’ below) was expensed and included in the December 31, 2010 accounts payable balance. The Option shall be in good standing and exercisable by the Company by paying the following amounts on or before the dates specified in the following schedule:

i.)	CDN $40,000 (paid) upon execution of the agreement;
ii.)	CDN $60,000 on or before January 1, 2012;
iii.)	CDN $100,000 on or before January 1, 2013;
iv.)	CDN $300,000 on or before January 1, 2014; and
v.)	Paying all such property payments as may be required to maintain the mineral permits in good standing.
vi.)

The Optionee shall provide a refundable amount of CDN$50,000 (paid) to the Optionor by November 2, 2010, which shall be applied by the Optionor towards work assessment expenses acceptable to the Government of Alberta, with any unused portion to be applied against payments required to maintain the permits underlying the property in good standing.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2010
(Unaudited)

6. Due to Related Party

As of December 31, 2010 and June 30, 2010, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $47,537 and $36,799, respectively. The Company plans to pay the loan back as cash flows become available.

7. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2010, the Company had a working capital deficiency of $139,185 and an accumulated deficit of $238,685. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2010
(Unaudited)

8.      Subsequent Events

Salta Province Claims

By agreement dated January 18, 2011, the Company entered into a Purchase Option Agreement to acquire an undivided 60% interest in certain mineral claims known as the Salta Agua Claims located in Salta Province, Argentina.

To earn an undivided 60% interest in the Property, the Company must:

i)	pay to the Optionor a total of US$375,000 as follows:

a)	US$25,000 upon execution of the agreement;
b)	US$50,000 within thirty days after the effective date;
c)	US$100,000 on or before January 18, 2012;
d)	US$100,000 on or before January 18, 2013;
e)	US$100,000 on or before January 18, 2014;

ii)	allot and issue to the Optionor, up to a total of 1,000,000 common shares as follows:

a)	250,000 Shares within thirty days after the effective date;
b)	250,000 Shares on or before January 18, 2012;
c)	250,000 Shares on or before January 18, 2013;
d)	250,000 Shares on or before January 18, 2014;

iii)	incur Exploration Expenditures of not less than a cumulative total of US$4,000,000 as follows:

a)	US$250,000 on or before January 18, 2013;
b)	US$500,000 on or before January 18, 2014;
c)	US$1,250,000 on or before the January 18, 2015;
d)	US$2,000,000 on or before January 18, 2016.

Upon completion of the above terms, the Company will acquire the remaining 40% interest in the Property by paying the sum of $6,000,000, payable either in a lump sum due 180 days later, or by paying $3,000,000 at such time and $3,000,000 plus interest at the rate of LIBOR plus 5% interest 12 months later.

Upon the commencement of Commercial Production, the Company will pay to the Optionor a Royalty of 3% Gross Returns.

Stock Issuance

On January 27, 2011, the Company issued 250,000 shares of common stock in a private placement to two unrelated off-shore investors at $1 per share for total cash proceeds of $250,000.

The Company has evaluated subsequent events from December 31, 2010 through the date of this report, and determined there are no additional items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Lithium” mean Lithium Exploration Group, Inc., unless otherwise indicated. We have no subsidiaries.

Corporate Overview

We were incorporated on May 31, 2006 under the name Mariposa Resources, Ltd. in the State of Nevada, U.S.A. The company is based in Scottsdale, Arizona, USA.

Effective November 30, 2010, we changed our name to Lithium Exploration Group, Inc. by way of a merger with our wholly owned subsidiary Lithium Exploration Group, Inc., which was formed solely for the change of name.

We are an exploration stage company that engages principally in the acquisition, exploration, and development of resource properties. Prior to June 25, 2009, we had the right to conduct exploration work on 20 mineral mining claims in Esmeralda County, Nevada, USA. On July 31, 2009, we acquired an option to enter into a joint venture for the management and ownership of the Jack Creek Project, a mining project located in Elko County, Nevada. On September 25, 2009, the joint venture was terminated and we entered into an agreement with Beeston Enterprises Ltd., under which our company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada. On February 14, 2011 we sent notice to Beeston to terminate the option agreement.

On December 16, 2010, we entered into an assignment agreement to acquire an undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada. To date, our activities have been limited to our formation, the raising of equity capital and its mining exploration work program.

On January 18, 2011, we entered into a purchase option agreement with Salta Water Co. and we have acquired a 60% interest on the Salta Aqua claims in Salta Province, Argentina. We have a further option to acquire the remaining 40% interest from Salta Water.

Results of Operations

We have generated no revenues since inception and have incurred $238,685 in expenses through December 31, 2010.

The following provides selected financial data about our company for the three and six month periods ended December 31, 2010 and 2009.

Three months ended December 31, 2010 and 2009.

		Three months		Three months
		ended		ended
		December 31, 2010		December 31, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		$94,671		$5,482
Net Loss		$(94,671)		$(5,482)

Operating expenses for the three months ended December 31, 2010 increased as a result of mining expenses relating to the acquisition of mineral permits in Alberta, Canada.

Six months ended December 31, 2010 and 2009.

		Six months		Six months
		ended		ended
		December 31, 2010		December 31, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		$101,527		$14,109
Net Loss		$(101,527)		$(14,109)

Operating expenses for the six months ended December 31, 2010 increased as a result of mining expenses relating to the acquisition of mineral permits in Alberta, Canada.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2010, and June 30, 2010, respectively.

	As at	As at
	December 31, 2010	June 30, 2010
Total assets	Nil	641
Total liabilities	139,185	38,299
Stockholders’ deficit	(139,185)	(37,658)

Cash Flows

	Six Months ended	Six Months ended
	December 31, 2010	December 31, 2009
Net cash used in operating activities	(11,179)	(13,136)
Net cash used in investing activities	Nil	Nil
Net cash used in financing activities	10,738	14,969
Increase (Decrease) in cash	(441)	1,833

We had cash of $Nil as of December 31, 2010 as compared to cash of $1,965 as of December 31, 2009. We had a working capital deficit of $139,185 as of December 31, 2010 compared to a working capital deficit of $37,658 as June 30, 2010.

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

Plan of Operation

You should read the following discussion of our financial condition and results of operations together with our unaudited financial statements and the notes thereto included elsewhere in this filing. Our unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $129,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
General and administrative	12 months	24,000
Mining expenses	12 months	100,000
Professional fees	12 months	5,000
Total		$129,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

We were incorporated in the State of Nevada on May 31, 2006. We were formed to engage in the search for mineral deposits or reserves. We conducted preliminary exploration activities on certain properties in Esmeralda County, Nevada on which we held certain mining claims. On September 25, 2009, amended June 24, 2010, we were granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada, representing 3,900 hectares. On February 14, 2011 we sent notice to Beeston to terminate the option agreement related to the mineral claims located in the Clinton Mining District.

We recently decided to refocus our business strategy towards identifying and pursuing options regarding the development of a new business plan and direction. We intend to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company.

We have minimal operating costs and expenses at the present time due to our limited business activities. However, because of our limited cash in the bank, we will be required to raise additional capital over the next twelve months to meet our ongoing expenses, including our costs related to the remaining required payments under the assignment agreement, as entered into on December 16, 2010 and the purchase option agreement, as entered into on January 18, 2011.

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

Off-Balance Sheet Arrangements

At December 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. We had $0 and $441 in cash and cash equivalents at December 31, 2010 and June 30, 2010, respectively.

Mineral Acquisition and Exploration Costs

We have been in the exploration stage since our formation on May 31, 2006 and have not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Risks and Uncertainties

Our company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Environmental Expenditures

The operations of our company have been, and may in the future be, affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon our company vary greatly and are not predictable. Our policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

On November 4, 2010 Nanuk Warman resigned as president, secretary, treasurer and director of our company. As a result of Mr. Warman’s resignation, we appointed Alexander Walsh as our president, secretary, treasurer and sole director of our company.

Item 6. Exhibits

Exhibit
No.	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009).

3.2	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8-K/A filed on April 23, 2009).

3.3	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010).

(10)	Material Contracts

10.1	Option to Enter Joint Venture Agreement between our company and USA Uranium Corp. dated July 31, 2009 (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2009).

10.2	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011).

10.3	Purchase Option Agreement between our company and Salta Water Co. dated January 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 2, 2011).

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: February 21, 2011	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)