Form 10-Q
period 2011-03-31
Lithium Exploration Group, Inc.
filed 2011-05-19
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

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
[ ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 50,815,476 common shares issued and outstanding as of May 18, 2011

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended March 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LITHIUM EXPLORATION GROUP, INC.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Balance Sheets

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$42,937	$441
Prepaid expenses	35,568	200
	78,505	641

Total Assets	$78,505	$641

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$99,844	$1,500
Due to related party (Note 6)	47,537	36,799

Total Current Liabilities	147,381	38,299

STOCKHOLDERS’ DEFICIT

Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 500,000,000 common shares, $0.001 par value

Issued and outstanding:
0 preferred shares	-	-
47,875,000 common shares (June 30, 2010: 47,375,000)	47,875	47,375
Additional paid-in capital	326,625	52,125
Deficit accumulated during the exploration stage	(443,376)	(137,158)
Total Stockholders’ Deficit	(68,876)	(37,658)

Total Liabilities and Stockholders’ Deficit	$78,505	$641

The accompanying notes are an integral part of these financial statements.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)

Statements of Operations

(Unaudited)

					Cumulative from
	Three Months		Nine Months		Inception
	Ended		Ended		(May 31, 2006) to
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

Revenue:	$-	$-	$-	$-	$-

Operating Expenses:
Advertising	5,828	-	5,828	-	5,828
Consulting	9,000	-	9,000	-	9,000
General and administrative	5,782	83	5,928	273	15,835
Management fees	22,500	-	22,500	-	22,500
Mining expenses (Note 5)	135,000	-	225,000	-	276,265
Professional fees	18,965	3,210	29,648	17,128	105,634
Transfer agent fees	1,450	-	2,148	-	2,148
Travel	6,166	-	6,166	-	6,166

Total operating expenses	204,691	3,293	306,218	17,401	443,376

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net Loss for the Period	$(204,691)	$(3,293)	$(306,218)	$(17,401)	$(443,376)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding	47,711,111	47,375,000	47,485,401	47,375,000

The accompanying notes are an integral part of these financial statements.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to March 31, 2011

	Common Stock

				Deficit
				Accumulated
				During the
	Number of		Additional	Exploration	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity(Deficit)

Inception – May 31, 2006	-	$-	$-	$-	$-

Common shares issued to a founder at $0.01 cash per share, June 6, 2006	20,000,000	20,000	-	-	20,000

Loss for the period (Unaudited)	-	-	-	(2,687)	(2,687)

Balance – June 30, 2006 (Unaudited)	20,000,000	20,000	-	(2,687)	17,313

Common shares issued to founders at $0.01 per share, July 1, 2006	10,000,000	10,000	-	-	10,000
Common shares issued for cash at $0.04 per share, December 11, 2006	17,375,000	17,375	52,125	-	69,500
Loss for the year (Unaudited)	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007 (Unaudited)	47,375,000	47,375	52,125	(62,007)	37,493

Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	47,375,000	47,375	52,125	(84,895)	14,605

Loss for the year	-	-	-	(31,624)	(31,624)
Balance – June 30, 2009	47,375,000	47,375	52,125	(116,519)	(17,019)

Loss for the year	-	-	-	(20,639)	(20,639)
Balance – June 30, 2010	47,375,000	47,375	52,125	(137,158)	(37,658)

Common shares issued for cash at $1.00 per share, January 27, 2011 (Unaudited)	250,000	250	249,750	-	250,000
Common shares issued for mining expenses (Unaudited)	250,000	250	24,750	-	25,000
Loss for the period (Unaudited)	-	-	-	(306,218)	(306,218)
Balance – March 31, 2011 (Unaudited)	47,875,000	$47,875	$326,625	$(443,376)	$(68,876)

The accompanying notes are an integral part of these financial statements.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Nine Months	Nine	Cumulative from
	Ended	Months	Inceptions
	March 31,	Ended	(May 31, 2006) to
	2011	March 31,	March 31,
		2010	2011

Cash Flows from Operating Activities
Net loss for the period	$(306,218)	$(17,401)	$(443,376)
Item not affecting cash:
Common shares issued for mining expenses	25,000	-	25,000

Changes in operating assets and liabilities:
Prepaid expenses	(35,368)	-	(35,568)
Accounts payable and accrued liabilities	98,344	(2,896)	99,844
Net cash used in operations	(218,242)	(20,297)	(354,100)

Cash Flows from Investing Activities
Net cash used in (provided by) investing activities	-	-	-

Cash Flows from Financing Activities
Advance from related party	10,738	22,154	47,537
Issuance of common shares for cash	250,000	-	349,500
Net cash provided by financing activities	260,738	22,154	397,037

Increase in cash and cash equivalents	42,496	1,857	42,937

Cash and cash equivalents - beginning of period	441	132	-

Cash and cash equivalents - end of period	$42,937	$1,989	$42,937

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)

Notes to Interim Financial Statements
March 31, 2011
(Unaudited)

1. Organization

Lithium Exploration Group, Inc (formerly Mariposa Resources, Ltd.) (the “Company”) was incorporated on May 31, 2006 in the State of Nevada, U.S.A. It is based in Scottsdale, Arizona, USA. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

Effective November 30, 2010, the Company changed its name to “Lithium Exploration Group, Inc.,” by way of a merger with its wholly-owned subsidiary Lithium Exploration Group, Inc., which was formed solely for the change of name.

The Company is an exploration stage company that engages principally in the acquisition, exploration, and development of resource properties. Prior to June 25, 2009, the Company had the right to conduct exploration work on 20 mineral mining claims in Esmeralda County, Nevada, U.S.A. On July 31, 2009, the Company acquired an option to enter into a joint venture for the management and ownership of the Jack Creek Project, a mining project located in Elko County, Nevada. On September 25, 2009, the joint venture was terminated and the Company entered into an agreement with Beeston Enterprises Ltd., under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada. On December 16, 2010, the Company entered into an Assignment Agreement to acquire an undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada (see Note 5). On January 18, 2011, the Company entered into a Purchase Option Agreement to acquired an undivided 60% interest in certain mineral claims known as the Salta Aqua Claims located in Salta Province, Argentina (See Note 5). To date, the Company’s activities have been limited to its formation, the raising of equity capital and its mining exploration work program.

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
March 31, 2011
(Unaudited)

2. Significant Accounting Policies - Continued

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $42,937 and $441 in cash and cash equivalents at March 31, 2011 and June 30, 2010, respectively.

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

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)

Notes to Interim Financial Statements
March 31, 2011
(Unaudited)

2. Significant Accounting Policies - Continued

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to March 31, 2011.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to March 31, 2011, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to March 31, 2011.

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
March 31, 2011
(Unaudited)

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2011-04 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)

Notes to Interim Financial Statements
March 31, 2011
(Unaudited)

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

On February 1, 2011, the Company issued 250,000 common shares at a deemed price of $0.10 per share for mining expenses relating to the Salta Aqua Claims (Note 5).

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

Since its inception (May 31, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount

06/06/06	Shares issued for cash	20,000,000	$0.001	$20,000
07/01/06	Shares issued for cash	10,000,000	0.001	10,000
12/11/06	Shares issued for cash	17,375,000	0.004	69,500
01/27/11	Shares issued for cash	250,000	1.000	250,000
02/01/11	Shares issued for mining expenses	250,000	0.100	25,000

	Cumulative Totals	47,875,000		$374,500

Of these shares, 30,000,000 were issued to directors and officers of the Company. 17,625,000 were issued to independent investors. 250,000 were issued for mining expenses (Note 5). There are no preferred shares outstanding. The Company has no stock option plan, warrants or other dilutive securities.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)

Notes to Interim Financial Statements
March 31, 2011
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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through March 31, 2011 of $443,376 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $155,000 were offset by the valuation allowance that increased by approximately $107,000 and $6,100 during the nine months ended March 31, 2011 and 2010, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)

Notes to Interim Financial Statements
March 31, 2011
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

In the event that the Company acquires an interest in the Claims, the Company and the Optionor have further agreed, at the request of either party, to negotiate a joint venture agreement for further exploration and development of the Claims. As of March 31, 2011, the Company has not issued any stock or carried out any exploration or development programs.

Mineral Permit

On December 16, 2010, the Company entered into an Assignment Agreement to acquire the following

An undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada.

All of the assignor’s right, title and interest in and to the Option Agreement.

In consideration for the Assignment, the Company agreed to pay US$90,000 by way of cash or stock of equal value (consisting of amounts previously paid by the Assignor pursuant to the Option Agreement). The full $90,000 (consisting of option payments ‘i’ and ‘vi’ below) was expensed and included in the March 31, 2011 accounts payable balance. The Option shall be in good standing and exercisable by the Company by paying the following amounts on or before the dates specified in the following schedule:

i. )	CDN $40,000 (paid) upon execution of the agreement;
ii. )	CDN $60,000 on or before January 1, 2012;
iii. )	CDN $100,000 on or before January 1, 2013;
iv. )	CDN $300,000 on or before January 1, 2014; and
v. )	Paying all such property payments as may be required to maintain the mineral permits in good standing.

The Optionee shall provide a refundable amount of CDN$50,000 (paid) to the Optionor by November 2, 2010, which shall be applied by the Optionor towards work assessment expenses acceptable to the Government of Alberta, with any unused portion to be applied against payments required to maintain the permits underlying the property in good standing. This amount was paid on December 31, 2010.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)

Notes to Interim Financial Statements
March 31, 2011
(Unaudited)

5. Mineral Property Costs - Continued

Mineral Claims, Salta Agua Claims

By agreement dated January 18, 2011, the Company entered into a Purchase Option Agreement to acquire an undivided 60% interest in certain mineral claims known as the Salta Agua Claims located in Salta Province, Argentina.

To earn an undivided 60% interest in the Property, the Company must:

i)	pay to the Optionor a total of US$375,000 as follows:

	a)	US$25,000 (paid) upon execution of the agreement;
	b)	US$50,000 (paid) within thirty days after the effective date;
	c)	US$100,000 on or before January 18, 2012;
	d)	US$100,000 on or before January 18, 2013;
	e)	US$100,000 on or before January 18, 2014;

ii)	allot and issue to the Optionor, up to a total of 1,000,000 common shares as follows:

	a)	250,000 Shares within thirty days after the effective date (issued)(Note 3);
	b)	250,000 Shares on or before January 18, 2012;
	c)	250,000 Shares on or before January 18, 2013;
	d)	250,000 Shares on or before January 18, 2014;

iii)	incur Exploration Expenditures of not less than a cumulative total of US$4,000,000 as follows:

	a)	US$250,000 on or before the January 18, 2013;
	b)	US$500,000 on or before January 18, 2014;
	c)	US$1,250,000 on or before the January 18, 2015;
	d)	US$2,000,000 on or before the January 18, 2016.

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

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)

Notes to Interim Financial Statements
March 31, 2011
(Unaudited)

5. Mineral Property Costs - Continued

Glottech Technology

On March 17, 2011, the Company entered into a letter agreement to acquire one initial unit of proprietary and patented mechanical ultrasound technology for use in water purification, inclusive of its process of separating from water, as the primary fluid stock, the salt and other minerals and by –products contained therein.

To acquire the unit, the Company must make the following payments:

a)	US$25,000 upon execution of the agreement (paid);
b)	US$75,000 within 180 days of execution of the agreement;
c)	US$700,000 within 10 days of receipt of invoice from Glottech –USA LLC if the payment in b) is made.

Commencing as of the end of an initial sixty day testing and training period following satisfactory delivery and physical setup of the technology, and continuing thereafter for as long as the technology remains in the possession of the Company, the Company shall pay continuing monthly royalties in an amount equal to $2.00 per physical ton of water processed pursuant to the usage of the technology.

6. Due to Related Party

As of March 31, 2011 and June 30, 2010, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $47,537 and $36,799, respectively. The Company plans to pay the loan back as cash flows become available.

7. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2011, the Company had a working capital deficiency of $68,876 and an accumulated deficit of $443,376. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)

Notes to Interim Financial Statements
March 31, 2011
(Unaudited)

8. Subsequent Events

Subsequent to March 31, 2011 the Company issued the following common stock:

1.	On April 28, 2011, the Company issued 190,476 shares of common stock in a private placement to an unrelated off-shore investor at $5.25 per share for total cash proceeds of $1,000,000.

2.	On April 28, 2011, the Company issued 2,300,000 shares of common stock for directors’ fees.

3.	On April 28, 2011, the Company issued 200,000 shares of common stock for settlement of debt.

4.	On April 28, 2011, the Company issued 250,000 shares of common stock for finder’s fees with regards to the acquisition of the Salta Agua Claims.

The Company has evaluated subsequent events from March 31, 2011 through the date of this report, and determined there are no additional items to disclose.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” mean Lithium Exploration Group, Inc., unless otherwise indicated. We have no subsidiaries.

Corporate Overview

We were incorporated on May 31, 2006 under the name Mariposa Resources, Ltd. in the State of Nevada, USA. Our company is based in Scottsdale, Arizona, USA.

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

On December 16, 2010, we entered into an assignment agreement to acquire an undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada. To date, our activities have been limited to our formation, the raising of equity capital and our mining exploration work program.

On January 18, 2011, we entered into a purchase option agreement with Salta Water Co. and we have acquired a 60% interest on the Salta Aqua claims in Salta Province, Argentina. We have a further option to acquire the remaining 40% interest from Salta Water. On February 1, 2011, we issued 250,000 common shares at a deemed price of $0.10 per share for mining expenses relating to the Salta Aqua Claims. The price of the issued shares was based on the market price of the shares on January 31, 2011.

On March 17, 2011, we entered into a letter agreement between our company and Glottech-USA, LLC for an acquisition of one initial unit of certain proprietary and patented mechanical ultrasound technology for use in the water treatment in regards to our lithium operations in Alberta, Canada. Pursuant to the terms of the agreement, Glottech-USA will assemble and ship to our company one unit of the technology specifically designed for our water treatment purposes and will license the use of the technology. Furthermore, we have agreed that in the event that we have purchased a minimum of five technology units within twelve months from the date of execution, Glottech-USA has agreed that it will neither license nor lease the technology to any third party for use in the country of Canada.

In exchange for the acquisition of the technology, we have agreed to pay to Glottech-USA a licensing and technology payment in the amount of $800,000 as follows:

(i)	$25,000 upon execution of the agreement;

(ii)	$75,000 within 180 days of the date of execution which shall serve as confirmation by the company of its intent to formally proceed with the intent of the agreement (the “confirmation payment”);

(iii)	$700,000 with 10 days of receipt of invoice from Glottech-USA to cover the cost of components and assembly for one technology unit; and

(iv)

monthly royalties, to be paid within 15 calendar days from the receipt of the invoice, in an amount of $2.00 per physical ton of water processed pursuant to the usage of the technology following satisfactory delivery and physical setup of the technology and continuing thereafter for as long as the technology remains in our possession.

Concurrent with the confirmation payment, we agree to issue 2,000,000 shares of our common stock to Glottech-USA’s designee(s) in consideration of the preferential royalty payment structure, the territorial licensing and limited exclusivity provisions of the agreement. The share issuance to Glottech-USA will come from the total of 10 million shares that have been pledged to our company from our president, Alex Walsh. As of March 31, 2011 the shares have not been issued.

Results of Operations

We have generated no revenues since inception and have incurred $204,691 and $306,218, respectively, in expenses for the three and nine month periods ended March 31, 2011.

The following provides selected financial data about our company for the three and nine month periods ended March 31, 2011 and 2010.

Three months ended March 31, 2011 and 2010.

		Three months		Three months
		ended		ended
		March 31, 2011		March 31, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		$204,691		$3,293
Net Loss		$(204,691)		$(3,293)

Operating expenses for the three months ended March 31, 2011 increased as a result of an increase in our operating expenses including $5,828 in advertising expenses, $9,000 in consulting fees, $5,782 in general and administrative expenses, $22,500 in management fees, $135,000 in mining expenses, $18,965 in professional fees, $1,450 in transfer agent fees and $6,166 in travel expenses.

Nine months ended March 31, 2011 and 2010.

		Nine months		Nine months
		ended		ended
		March 31, 2011		March 31, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		$306,218		$17,401
Net Loss		$(306,218)		$(17,401)

Operating expenses for the nine months ended March 31, 2011 increased as a result of an increase in our operating expenses including $5,828 in advertising expenses, $9,000 in consulting fees, $5,928 in general and administrative expenses, $22,500 in management fees, $225,000 in mining expenses, $29,648 in professional fees, $2,148 in transfer agent fees and $6,166 in travel expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2011, and June 30, 2010, respectively.

	As at	As at
	March 31, 2011	June 30, 2010
Total assets	78,505	641
Total liabilities	147,381	38,299
Stockholders’ deficit	(68,876)	(37,658)

Cash Flows

	Nine Months	Nine Months
	ended	ended
	March 31, 2011	March 31, 2010
Net cash used in operating activities	(218,242)	(20,297)
Net cash used in investing activities	Nil	Nil
Net cash provided by financing activities	260,738	22,154
Increase (Decrease) in cash	42,496	1,857

We had cash of $42,937 as of March 31, 2011 as compared to cash of $441 as of June 30, 2010. We had a working capital deficit of $68,876 as of March 31, 2011 compared to a working capital deficit of $37,658 as June 30, 2010.

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

Description	Estimated Completion Date	Estimated Expenses ($)
General and administrative	12 months	24,000
Mining expenses	12 months	160,000
Professional fees	12 months	5,000
Total		$129,000

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

On March 17, 2011, we entered into a letter agreement with Glottech-USA, LLC for an acquisition of one initial unit of certain proprietary and patented mechanical ultrasound technology for use in the water treatment in regards to our lithium operations in Alberta, Canada. In exchange for the acquisition of the technology, we have agreed to pay to Glottech-USA a licensing and technology payment in the aggregate amount of $800,000 which includes a confirmation payment of $75,000. Concurrently with the confirmation payment, we will issue 2,000,000 shares of our common stock to Glottech-USA’s designee(s) in consideration of the preferential royalty payment structure, the territorial licensing and limited exclusivity provisions of the agreement. The share issuance to Glottech-USA will come from the total of 10 million shares that have been pledged to our company from our president, Alex Walsh. As of March 31, 2011 these shares have not been issued. As a result of the acquisitions the Company has changed its business direction and is focused on the development of the Lithium assets.

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

Off-Balance Sheet Arrangements

At March 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of our company.

Mineral Acquisition and Exploration Costs

Our company has been in the exploration stage since its formation on May 31, 2006 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Risks and Uncertainties

Our company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Environmental Expenditures

The operations of our company have been, and may in the future be, affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon our company vary greatly and are not predictable. Our company's policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

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

As of March 31, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2011, we issued an aggregate of 250,000 shares of our common stock in a private placement, raising gross proceeds of $250,000, or $1.00 per share. We have issued the shares to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 1, 2011, we issued 250,000 common shares at a deemed price of $0.10 per share for mining expenses relating to the Salta Aqua Claims. The shares were issued relying on Section 4(2) of the Securities Act of 1933.

On April 28, 2011, we issued 190,476 shares of common stock in a private placement raising gross proceeds of $1,000,000 or $5.25 per share. We have issued the shares to a non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 28, 2011, we issued 2,300,000 shares of common stock at the deemed price of $5.25 per share for directors’ fees. We have issued the shares pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On April 28, 2011, we issued 200,000 shares of common stock for settlement of debt. We have issued the shares pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On April 28, 2011, we issued 250,000 shares of common stock for finder’s fees with regards to the acquisition of the Salta Agua Claims. We have issued the shares to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

On January 21, 2011 we appointed Brandon Colker and Jonathan Jazwinski as directors of our company.

Item 6. Exhibits

Exhibit	Description
No.
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006).
3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009).
3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8-K/A filed on April 23, 2009).
3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010).
(10)	Material Contracts
10.1	Option to Enter Joint Venture Agreement between our company and USA Uranium Corp. dated July 31, 2009 (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2009).
10.2	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011).
10.3	Purchase Option Agreement between our company and Salta Water Co. dated January 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 2, 2011).
10.4	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011).
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: May 18, 2011	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)