Form 10-K
period 2011-06-30
Lithium Exploration Group, Inc.
filed 2011-10-17
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

For the fiscal year ended June 30, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-137481

LITHIUM EXPLORATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1781911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 N. Hayden Road, Suite 300, Scottsdale, AZ	85251
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	480.641.4790

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2010 was $1,737,500 based on a $.10 closing price for the Common Stock on December 31, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
51,115,476 shares of common stock issued & outstanding as of October 13, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.              Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our company”, mean Lithium Exploration Group, Inc. a Nevada corporation, unless otherwise indicated.

Corporate History

We were incorporated on May 31, 2006 in the State of Nevada under the name “Mariposa Resources, Ltd.”. Effective November 30, 2010, we changed our name to “Lithium Exploration Group, Inc.,” by way of a merger with our wholly-owned subsidiary Lithium Exploration Group, Inc., which was formed solely for the change of name.

Our executive offices are located at 3200 N. Hayden Road, Suite 235, Scottsdale, Arizona 85251, and our telephone number is (480) 641-4790.

We do not have any subsidiaries.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage company that engages principally in the acquisition, exploration, and development of resource properties. Prior to June 25, 2009, we had the right to conduct exploration work on 20 mineral mining claims in Esmeralda County, Nevada. On July 31, 2009, we acquired an option to enter into a joint venture for the management and ownership of the Jack Creek Project, a mining project located in Elko County, Nevada. On September 25, 2009, the joint venture was terminated and we entered into an agreement with Beeston Enterprises Ltd., under which our company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada. On February 14, 2011 we sent notice to Beeston to terminate the option agreement.

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

On March 17, 2011, we entered into a letter agreement between our company and Glottech-USA, LLC for an acquisition of one initial unit of certain proprietary and patented mechanical ultrasound technology for use in the water treatment in regards to our lithium operations in Alberta, Canada. Our officer and director Alex Walsh met the principals of Glottech-USA in 2009 in the course of operating his consulting company AW Enterprises LLC. Pursuant to the terms of the agreement, Glottech-USA will assemble and ship to our company one unit of the technology specifically designed for our water treatment purposes and will license the use of the technology. Furthermore, we have agreed that in the event that we have purchased a minimum of five technology units within twelve months from the date of execution, Glottech-USA has agreed that it will neither license nor lease the technology to any third party for the purposes of mineral extraction in the country of Canada.

In exchange for the acquisition of the technology, we have agreed to pay to Glottech-USA a licensing and technology payment in the amount of $800,000 as follows:

(1)	$25,000 upon execution of the agreement;

(2)	$75,000 within 180 days of the date of execution which shall serve as confirmation by the company of its intent to formally proceed with the intent of the agreement (the “confirmation payment”);

(3)

$700,000 within 10 days of receipt of invoice from Glottech-USA to cover the cost of components and assembly for one technology unit; and monthly royalties, to be paid within 15 calendar days from the receipt of the invoice, in an amount of $2.00 per physical ton of water processed pursuant to the usage of the technology following satisfactory delivery and physical setup of the technology and continuing thereafter for as long as the technology remains in our possession.

In addition, as amended, the agreement provides for the issuance to Glottech-USA of an option to acquire up to 2,000,000 shares of our common stock owned by our president, Alex Walsh. Such option is exercisable for a period of 12 months at an aggregate exercise price of $1.00. The share issuance to Glottech-USA will come from the shares held by president, Alex Walsh. This pledge is written into the terms of the agreement and as such there is no separate pledge agreement between Mr. Walsh and Glottech-USA.

Glottech-USA’s technology is designed to separate suspended solids from water (brine), which is one step in the process that we are taking to produce commercially viable minerals. The technology produces extremely high temperatures which destroy organic substances such as bacteria and other toxic agents. We believe that Glottech-USA's technology can provide lower costs of operation as well as reduced time for site clean-up than traditional methods of water treatment. We anticipate using this application to extract dissolved solids like lithium, potassium, and magnesium from oil field brine. The disposal of produced water (brine) from oil and gas production in Alberta is a significant environmental issue for the province and presents a considerable economic issue for producers. We intend to partner with the use of the technology on our Valleyview Property in Alberta, in cooperation with oil and gas producers, to treat and dispose of their produced water while monetizing the minerals that are contained within that produced water stream that is being brought to the surface during the oil and gas production process. As we own the MAIM (metals and industrial minerals) claims to the minerals on the Valleyview Property, the minerals contained in their produced water stream fall under our rights. While we have had discussions with oil and gas consultants and oil operators regarding their difficulties in treating the brine at some of their fields, we have no formal agreements in place.

The technical process is based on the use of mechanical ultrasound generated through the production of a series of cavitations. Mechanical ultrasound is a machine-produced sound of a frequency above the upper limit of the normal range of human hearing. Cavitations are the rapid formation and collapse of bubbles in liquids, caused by the movement of something such as a propeller or by waves of high-frequency sound. The production of mechanical ultrasound allows Glottech-USA’s technology to distil the fluid stock. Using mechanical ultrasound for distillation has been attempted before, but the external energy requirement needed to produce the mechanical ultrasound was far too expensive to make it commercially viable. Glottech-USA’s technology uses the energy released during the cavitations in order to make it commercially viable from an economic perspective. During these cavitations, a millisecond of energy is released. During this release temperatures can reach 5000 degrees Centigrade. As this is a pilot unit, no other units are currently in production.

Competition

The mineral exploration industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the mineral exploration companies with which we compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties.

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity. In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable oil and gas properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

  keeping our costs low;
  relying on the strength of our management’s contacts; and
  using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Intellectual Property

We have not filed for any trademark protection, and we do not have any other intellectual property.

Government Regulation

Any operations at our Lithium properties will be subject to various federal and state laws and regulations in Canada and Argentina which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or our Lithium properties with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of property in Canada or Argentina.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

We currently have no employees, but engage two consultants on a part time basis. Alex Walsh as Chief Executive Officer is paid for his day to day management of the Company, and Shanon Chilson is employed as Mr. Walsh’s administrative assistant and controller. There are outside consultants that have been engaged for administrative duties and industry specialties. There are two other directors in the company, Jon Jazwinski and Brandon Colker, who spend approximately 15 hours per month on various company activities. Mr. Jazwinski’s primary role is to review the geological findings and exploration strategies taken by management at the direction of consultants. Mr. Colker’s primary role is to work with management on research and networking with global industry professionals and capital sources. Mr. Jazwinski and Mr. Colker are both responsible for shaping the direction of the Company and assist with the submission of corporate filings.

Research and Development

We have not spent any amounts on which has been classified as research and development activities in our financial statements during the last two fiscal years.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Subsidiaries

We do not have any subsidiaries.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

Item 1A.           Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Related to Our Business

We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

We have a limited operating history. Our company's operations will be subject to all the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by resource exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of our properties may not result in the discovery of reserves. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in resource exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial reserves, we may decide to abandon our claims and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. There can be no assurance that we will be able to operate on a profitable basis.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $1,009,993 and working capital deficiency of $633,810 as of the period ended June 30, 2011. We currently do not generate any revenues from our operations. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing beyond the financing we received in June and July 2011 would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because of the speculative nature of exploration of mineral properties, we may never discover a commercially exploitable quantity of minerals, our business may fail and investors may lose their entire investment.

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful, or that any minerals will be found, or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky. Substantial investment will be required to move the Company toward the production of minerals. This may require bringing in a partner to make the necessary investment, but there are no plans at this time for any form of partnership or merger. We can provide investors with no assurance that exploration on our properties will establish that commercially exploitable reserves of minerals exist on our property. Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on our property our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

We have no known mineral reserves and we may not find any lithium and even if we find lithium it may not be in economic quantities. If we fail to find any lithium or if we are unable to find lithium in economic quantities, we will have to suspend operations.

We have no known mineral reserves. Additionally, even if we find lithium in sufficient quantity to warrant recovery it ultimately may not be recoverable. Finally, even if any lithium is recoverable, we do not know that this can be done at a profit. Failure to locate lithium in economically recoverable quantities will cause us to suspend operations.

Supplies needed for exploration may not always be available. If we are unable to secure exploration supplies we may have to delay our anticipated business operations.

Competition and unforeseen limited sources of supplies needed for our proposed exploration work could result in occasional spot shortages of supplies of certain products, equipment or materials. There is no guarantee we will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms. Such delays could affect our anticipated business operations and increase our expenses.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims. If this happens, our business will likely fail.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in lithium pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of mineral resources and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuation of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The business of mineral exploration and development is subject to substantial regulation under various countries’ laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of mineral resources and related products and other matters. Amendments to current laws and regulations governing operations and activities of mineral exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the properties mineral exploration industry generally will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Our success is largely dependent on our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as resource exploration. These individuals are in high demand and we may not be able to attract the personnel we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Failure to hire key personnel when needed, or on acceptable terms, would have a significant negative effect on our business. We currently have two employees. Alex Walsh as Chief Executive Officer is paid for his day to day management of the Company, and Shanon Chilson is employed as Mr. Walsh’s administrative assistant and controller.

Our independent certified public accounting firm, in their report on the audited financial statements for the year ended June 30, 2011 states that there is a substantial doubt that we will be able to continue as a going concern.

As at June 30, 2011, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

Risks relating to the industry in general

Planned exploration, and if warranted, development and mining activities involve a high degree of risk.

We cannot assure you of the success of our planned operations. Exploration costs are not fixed, and resources cannot be reliably identified until substantial development has taken place, which entails high exploration and development costs. The costs of mining, processing, development and exploitation activities are subject to numerous variables which could result in substantial cost overruns. Mining for base or precious metals may involve unprofitable efforts, not only from dry properties, but from properties that are productive but do not produce sufficient net revenues to return a profit after accounting for mining, operating and other costs.

Our operations may be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services.

We do not insure against all risks associated with our business because insurance is either unavailable or its cost of coverage is prohibitive. The occurrence of an event that is not covered by insurance could have a material adverse effect on our financial condition.

The impact of government regulation could adversely affect our business.

Our business is subject to applicable domestic and foreign laws and regulations, including laws and regulations on taxation, exploration, and environmental and safety matters. Many laws and regulations govern the spacing of mines, rates of production, prevention of waste and other matters. These laws and regulations may increase the costs and timing of planning, designing, drilling, installing, operating and abandoning our mines and other facilities. In addition, our operations are subject to complex environmental laws and regulations adopted by domestic and foreign jurisdictions where we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remedial costs.

The submission and approval of environmental impact assessments may be required.

Environmental legislation is evolving in a manner which means stricter standards; enforcement, fines and penalties for noncompliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.

Because the requirements imposed by these laws and regulations frequently change, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business.

Decline in mineral prices may make it commercially infeasible for us to develop our property and may cause our stock price to decline.

The value and price of your investment in our common shares, our financial results, and our exploration, development and mining activities may be significantly adversely affected by declines in the price of minerals and other precious metals. Mineral prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral-producing countries throughout the world. The price of minerals fluctuates in response to many factors, which are beyond anyone’s prediction abilities. The prices used in making the estimates in our plans differ from daily prices quoted in the news media. Because mining occurs over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons. Such reasons include a belief that the low price is temporary, and/or the expense incurred is greater when permanently closing a mine.

We may not have access to all of the supplies and materials we need to begin exploration, which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies such as dynamite as well as certain equipment like bulldozers and excavators that we might need to conduct exploration. If we cannot obtain the necessary supplies, we will have to suspend our exploration plans until we do obtain such supplies.

Management has no experience in mining or mineral processing and as a result it may be difficult to judge our prospects.

Management has no experience in mining or mineral processing. Jon Jawinski has an undergraduate degree and over 10 years of experience relevant to the industry, and management takes direction on all issues related to exploration, mining and mineral processing from qualified consultants. Our decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use, and our operations, earnings, and ultimate financial success could suffer due to management's lack of experience in this industry.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like NYSE or Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement from you prior to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

We face risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.           Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.              Properties

We currently rent an office totaling approximately 600 square feet located at 3200 N. Hayden Road, Suite 300, Scottsdale, AZ, 85251 for $600 a month. Our telephone number is 480-641-4790.

Valleyview Property

There are over 100 active oil or gas wells on our property. Oil and/or gas coexist within the same aquifers as our lithium and potassium-bearing brines. In recovering the oil and gas, brine is also drawn to the surface, but generally in much larger quantities.

The energy operator must process the brine and then separate it from the oil and/or gas. When this process is completed, the brine is returned to the aquifer. Given these circumstances, potential exists for a symbiotic relationship between us and other energy companies, with a result being that we may never have to even drill a hole to extract our own resource. Barrick Energy Inc, Paramount Resources, Signalta Resources Ltd, Penn West Petroleum Ltd and Canadian Natural Resources Ltd are among the companies actively operating wells on property for oil and gas deposits. We have rights to any minerals produced from their activity. In addition to lithium and potassium, other rare metals and minerals on the property include calcium, magnesium, iodine, and bromine. There can be no assurance that we will be able to locate and extract commercially viable amounts of lithium or any other minerals.

This property is without known reserves and the proposed program is exploratory in nature to comply with the guidance in paragraph (b)(4)(i) of Industry Guide 7. There is significant infrastructure here including power from a local utility and 12-month road access.

At this point we have no intention of doing any drilling or traditional exploration of any kind. We will be sampling and taking the produced water from oil companies that is already coming to the surface and being separated from the oil and gas as part of their operation. Taking possession and processing the minerals and water will require certain permits and royalty agreements with the local and provincial governments.

Location and Access

The property covers 5 townships just south and east of Valleyview, Alberta and covers approximately 113,500 acres. The townships it is located within include 68-21-W5, 69-21-W5, 67-22-W5, 68-22-W5, and 69-22-W5. Almost all of the property has paved roads and all year round access. Alberta Provincial Highway 43 runs north to south through the center of the property. The property is 1.5 hours driving from Grand Prairie, Alberta and 3.5 hours driving from Edmonton, Alberta.

Ownership Interest

On December 16, 2010, we entered into an assignment agreement with Lithium Exploration VIII Ltd., a Nevada company, in regards to the acquisition of an option interest in the Valleyview Property.

First Lithium Resources Inc. and Lithium Exploration VIII had entered into an option agreement dated October 6, 2010, in regards to an option interest in certain mineral permits in Alberta, Canada, which option agreement and interest have been assigned to our company. Specifically, Lithium Exploration acquired an option to acquire a 100% interest in five mineral permits (which are issued on a “per township” basis in Canada) totaling 45,952 hectares in Alberta, Canada which we have assumed.

In regards to the option agreement for the property, our obligations for the property that we have assumed consist of:

  Making payments in the aggregate amount of $500,000 in annual periodic payments escalating from $40,000 to $300,000, to January 1, 2014.

  Complying with the net smelter royalty payments upon commercial production, which consists of 1% to First Lithium and certain underlying royalties payable to the original property vendor (a 3% net smelter return royalty and a 5% gross overriding royalty, which latter royalty is specific to diamond production).

The first cash payment of $40,000 has been made by Lithium Exploration VIII and in addition they also made a payment of $50,000 towards work assessment payments and for maintenance of the permits. In consideration for the assignment, we have agreed to pay Lithium Exploration VIII $90,000 in cash or the equivalent amount in shares of common stock.

History of Operations

A 1995 report authored by S. Bachu, M. Brulotte and L.P. Yuan of the Alberta Research Council, "Resource Estimates of Industrial Minerals in Alberta Formation Waters," discusses the area in which the Valleyview Property is located as having potential for resources of lithium within formation waters.

Of the more than 1,511 records in the 1995 AGS study, the well with the highest concentration of lithium (140mg/L or ppm) is located nearly in the center of the Valleyview Property, based on longitude and latitude coordinates. In addition, a second well in the top 50 is located approximately a mile from that well.

More recently, in January 2010, D.R. Eccles and G.M. Jean of the Alberta Geological Survey (AGS) published "Lithium Ground and Formation Water Geochemical Data," with the intention of enabling present and future companies to better evaluate their targets and characterize their resource estimates by being able to distinguish between background and anomalous concentrations of lithium throughout Alberta. The report, researched during 2009, is a compilation of ground- and formation-water geochemical lithium data from government sources and from AGS data holdings, resulting in 1,511 records. These past studies performed by the AGS have assisted us in our exploration efforts on the property.

Current State and Plan of Operations

We completed a 12 week sample testing program on May 31, 2011. We are initiating the process to complete the resource estimates for the Valleyview Project, and hope to have it completed by December 31, 2011. Immediate plans include conducting bulk sampling to be utilized in the design of a separation process to produce battery-grade lithium carbonate, potash (KCl), and magnesium hydroxide: Once the bulk sampling and separation process have been completed we will raise capital to build a pilot scale plant in Valleyview to begin the production of the outlined minerals.

APEX Geoscience Ltd., with whom we entered into a consulting agreement in August 2011, will assist us in furthering the Valleyview Project. The substantive steps and timeline of this project are as follows:

  July 20 to September 1, 2011: Download and prepare downhole GeoScout geological, geophysical, water chemistry and water production data required to forward to hydrogeological consultant. This part of the project has been completed.

  September 1 to October 30th, 2011: Forward water data for hydrogeological characterization. Commence downhole geological modeling of the pertinent reservoir geology in Micromine.

  October 30 to November 21, 2011: Receive and integrate aquifer data into Micromine. Start wire-framing aquifer data into a 3D model that will include porosity, effective porosity, permeability and potential flow dynamics. Once aquifer model is created and checked, integrate into some sort of basic formation water flow simulation model. Commence block modeling and in-situ resource estimate.

  November 21 to December 21, 2011: Complete resource estimation and create preliminary draft of Resource Technical Report, and upon review complete resource Technical Report.

Our total budget for this project is $139,825. $60,500 is budgeted for reservoir characterization; $28,500 is budgeted for Sturgeon Lake oilfield geological modeling; $18,075 is budgeted for formation water and reservoir geological modeling; $15,500 is budgeted for Li and other metal resource modeling; and $17,250 is budgeted for the 43-101 report preparation. We intend to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the next twelve months. Exploration work wil be led by Mike Dufresne, President of APEX Geoscience Ltd.

Geology

In 1993, a data set comprising nearly 130, 000 formation water analyses from the Alberta Basin was reviewed for potential economic industrial mineral interest (Hitchon, B., Underschultz, J.R. and Bachu, S. 1993: Industrial mineral potential of Alberta formation waters. Alberta Research Council, Alberta Geological Survey, Open File Report 1993-15, 85 p). The study identified anomalous values of certain elements in Devonian formation waters associated with producing oil and gas wells in the Valleyview and Swan Hills areas of west-central Alberta including brines with up to 140 mg/L lithium. This value is significant considering the median values of lithium in Alberta formation waters is 0.2 mg/L (based on 1,511 analyses; Eccles, D.R. and Berhane, H. (2011): Geological introduction to lithium-rich formation water in Alberta, west-central Alberta; Energy Resources Conservation Board, ERCB/AGS Open FileReport, 36 p.). Further modeling in 1995 (Bachu, S. Yuan, L.P. and Brulotte, M. (1995): Resource estimates of industrial minerals in Alberta formation waters.

The Li-rich formation waters appear to be associated with carbonate build-ups of the Leduc Formation (both Leduc north and south) in the Woodbend Group and the Swan Hills Formation of the Beaverhill Lake Group. The Woodbend Group carbonates, including the Leduc and Cooking Lake formations, reach thicknesses of >300 m in places, while the Beaverhill Lake carbonate platform varies in thickness from >150 m in the southern reef portion to around 50 m in the northwest. However, in the Swan Hills area the carbonate platform of the Cooking Lake Formation and the reefs of the Leduc Formation (both of Woodbend Group) directly overlie the Beaverhill Lake Group carbonates, such that it is likely difficult to differentiate between the various formation waters.

Recent (2011) Devonian oilfield formation water sampling by our company shows that a large area of their property comprises Lithium-enriched formation waters. Some 40 wells have >60 mg/L Li with about 15 of those wells containing between 70 and 85 mg/L Li. The consistency of the dataset indicates a fairly homogenous Devonian source of Lithium-enriched formation waters. Other minerals of interest include calcium (up to 28,100 gm/L), magnesium (up to 4,630 mg/L), iodine (up to 27 mg/L), bromine (up to 4,000 mg/L), and potassium (6,500 mg/L).

The source of lithium in oil field waters remains subject to debate. Explanations generally conform with those for Li-rich brine solutions and include recycling of earlier deposits/salars, mixing with pre-existing subsurface brines, weathering of volcanic and/or basement rocks, and transport from hydrothermal volcanic activity, but none of these hypotheses has clearly pointed to the ultimate source for the anomalous values of Lithium. However, in a recent isotopic study, Eccles and Berhane (2011) suggested that any viable lithium source model in northwestern Alberta should invoke direct contact between Devonian formation water and the crystalline basement or with immature siliciclastics deposited above the basement (basal Cambrian sandstone, Granite Wash or the Gilwood Member), and mobilization of silicate-bearing fluids to the aquifer.

Salta Agua Claims Location and Access

These properties, totaling just over 42,000 hectares, are located in northwestern Argentina, at the foothills of the Andes Mountains. They are made up of 5 separate mining concessions. The 5 mining concessions are Rio Grande (9,758 hectares), Vega Sur (9,585 hectares), Vega Oeste (9,686 hectares), Vega Cono (7897 hectares), and Vega Este (5,487 hectares). There is year round road access to a majority of the claims.

These properties are without known reserves and the proposed program is exploratory in nature to comply with the guidance in paragraph (b)(4)(i) of Industry Guide 7. These are remote properties and to our knowledge there are no paved roads or sources of power at this time.

We have produced high resolution imaging of our Argentine claims to show where the road access is on the property. We will send a team to the property to take samples via a hand auger and pictures of the surrounding area. Once that is complete we will make decisions about the direction of our exploration efforts to include trenching and drilling. At such time there will be required government approvals for exploration.

Ownership Interest

On January 18, 2011 we entered into a purchase option agreement with Salta Water. Salta Water holds 100% interest in the Salta Agua claims.

We have acquired an option entitling us to acquire certain legal and beneficial interests in and to the Salta Agua claims, and to participate in the further exploration and, if deemed warranted, the development of the Salta Agua claims. Specifically, we have acquired a right and option to acquire undivided legal and beneficial interests of up to 100% in the Salta Agua claims free and clear of all liens, charges and claims of others.

In order for us to exercise the option and acquire an initial 60% interest, we are required to make the following payments to Salta Water and incur the expenses indicated, prior to the fifth anniversary of the date of the Option Agreement:

(1)	an initial payment of $25,000, which has been paid by us;

(2)	pay a further $50,000 no later than thirty days after the Effective Date which has been paid and issue 250,000 restricted shares of common stock which have been issued;

(3)	pay a further $100,000 on or before the first anniversary of the Effective Date and issue 250,000 restricted shares of common stock;

(4)	pay a further $100,000 on or before the second anniversary of the Effective Date and issue 250,000 restricted shares of common stock;

(5)	pay a further $100,000 on or before the third anniversary of the Effective Date and issue 250,000 restricted shares of common stock; and

(6)	incur or fund expenditures on the Property prior to the Option Deadline of not less than $4,000,000 on or before the fifth anniversary of the Effective Date.

Once we have completed the foregoing conditions, we will then have the further option to acquire the remaining 40% of the Salta Agua claims by paying $6,000,000 within 180 days or by paying $3,000,000 within 180 days and the balance of $3,000,000 within a further 12 months, which balance shall accrue interest at the rate of LIBOR plus 5%.

History of Operations

In November of 2009 a report was completed on the Salta Agua Claims outlining the geological formation of the property which collected some surface water samples from alluvial fans and compiled data collected by other projects in close proximity to these claims. The report outlined the needs for future exploration including trenching and drilling efforts that could produce a resource estimate for lithium and potassium.

We have recently engaged an imaging firm to get high resolution imaging for all 5 claims to serve as the map of the property to identify road access and potential pooling of surface water that could assist in the future exploration efforts. Once this imaging is complete we intend to send a team out to each of the 5 claims to do some trenching and take some samples of the minerals 3 – 4 meters underground. This trench testing will assist us in identifying the next steps in our exploration of these assets.

We are not aware of any other history of operations on the Salta Agua Claims.

Plan of Exploration

We anticipate undertaking an exploration program which will include drilling, detailed geologic mapping and geophysical surveys. We anticipate that drilling will consist of completing 20 to 30 widely spaced drill holes for a total of 3,000 meters. Drill depths are expected to range between 50 and 300 meters. Each drill hole will be drilled using a reverse-circulation rotary method, sampling sediment every 1 meter for stratigraphic analysis and sampling brines separately. Resistivity, and possibly seismic surveys, are planned to delineate the salt-body geometry. Pumping tests are planned for those drill holes with better lithium-brine grades. Once the initial steps are completed, we anticipate that a pre-feasibility study will be performed on the most favorable targets. It will include a detailed description of infrastructure, logistics and resources. The trip to this site and testing is budgeted at $50,000. Mike Dufresne, President of APEX Geoscience Ltd., and Roy Eccles, Senior Consultant and Operations Manager at APEX Geoscience Ltd., will oversee the planned activity.

Geology

The Altiplano-Puna plateau comprises numerous salt pans, known as salars that contain high concentrations of Lithium, Potassium and Boron. The salars occur at a variety of elevations ranging from 1000 m to more than 4000 m. They typically form in closed topographic depressions, most likely related to structural events that created initial accommodation space. There are many variations in salar development owing to continual deviations associated with tectonism, sediment supply, basin asymmetry and climate change. In general, the salars represent the end product of a basin infill process that can include deposition of colluvial talus and gravel fans, grading upwards into sheet sands, and playa silts and clays (Alonso, R.N., Jordan, R.E., Tebbutt, K.T. and Vandervoort, D.S. 1991. Giant evaporite belts of the Neogene central Andes. Geology, v. 19, p. 401-404.). The origin of the high-Lithium brines remains speculative, but they are considered intimately linked to volcanism because the Lithium-bearing brine region roughly coincides with the Altiplano-Puna magma body (de Silva, S.L., Zandt, G., Trumball, R., Viramonte, J.G., Salas, G. and Jimenez, N. 2006. Large imbrignite eruptions and volcano-tectonic depressions in the Central Andes: A thermomechanical perspective. In: C. Troise, G. de Natale and C.R.J. Kilburn (eds), Mechanisms of Activity and Unrest at Large Calderas, Geological Society, London, Special Publication, No. 269, p. 47-63.). Volcanism also plays a significant role in basin infill and basin closure and isolation. Lastly, the Altiplano-Puna climate has been dominated by hyper-arid conditions since the Andes reached their current elevation (about 6 million years ago) causing evaporation and precipitation of a variety of evaporite deposits.

The Salta Agua Claims, which are located within the Puna Plateau on the eastern slope of the Andes Mountains, Argentina, encompasses two large salars: Salar Rio Grande (~10,000 Ha) and Salar Arizaro (~32,500 Ha; Ebisch, J.F. 2009. Salta Agua Claims, NI 43-101 Compliant Technical Report, 56 p). The better documented of the two salars, the Salar de Arizaro represents a mature salar, which are typically characterized by a relatively uniform and thick sequence of halite deposited under varying subaqueous to subaerial conditions (Bobst, A.L., Lowenstein, T.K., Jordan, T.E. Godfrey, L.V., Ku, T.L. and Luo, S. 2001. A 106 ka paleoclimate record from drill core of the Salar de Atacama, northern Chile. Paleogeography, Palaeoclimatology, Palaeoecology, v. 173, p. 21-42). It is hosted in a mid to Late Tertiary andesitic volcanic complex. The Salar del Rio Grande is associated with intense volcanic activity as evidenced by numerous sulphur deposits near the western edge of the salar. The Salar del Rio Grande is filled by clastic and evaporitic sediments characterized by at least three zones: a central zone rich in sulphate, and northern and southern zones comprised of Ordovician and Tertiary sediments, respectively (Ebisch, 2009).

The Salta Agua Claims are in the infancy stages of exploration. Sampling to date has only focused on surface waters and well water at the top of the water column.

Index of Geologic Terms

TERM	DEFINITION
Andesitic	a fine-grained grayish volcanic rock characterized by feldspar minerals

TERM	DEFINITION
Basal	at or forming the bottom of something
Basin	a broad area of land drained by a single river and its tributaries, or draining into a lake
Brine	water containing a significant amount of salt, used for curing, preserving, and developing flavor in
Cambrian	the period of geologic time, 570 million to 500 million years ago, during which invertebrate animal life, including trilobites, appeared, and marine algae developed
Carbonate	a salt or ester of carbonic acid
Cenozoic	the most recent era of geologic time, beginning about 65 million years ago, during which modern plants and animals evolved
Colluvial talus	loose rock and soil at the base of a cliff or steep slope
Crystalline	relating to, made of, containing, or resembling crystals
Devonian

Is a geologic period and system of the Paleozoic era spanning from 416 to 359.2 million years ago, where rocks from this period were first studied. During this period the pectoral and pelvic fins of lobe-finned fish evolved into legs as they started to walk on land as tetrapods around 397 Ma.

Entrada Sandstone

a formation that is spread across the U.S. states of Wyoming, Colorado, northwest New Mexico, northeast Arizona and southeast Utah. Part of the Colorado Plateau, this formation was deposited during the Jurassic period sometime between 180 and 140 million years ago in various environments, including: tidal mudflats, beaches and sand dunes

Evaporite

Water-soluble mineral sediments that result from the evaporation from an aqueous solution and has been concentrated by evaporation. There are two types of evaporate deposits, marine which can also be described as ocean deposits, and non-marine which are found in standing bodies of water such as lakes. Evaporites are considered sedimentary rocks.

Halite	a colorless or white crystalline mineral consisting of sodium chloride. Use: table salt, source of chlorine.
Hydrochemical	a chemical characteristic of water
Playa silts	a fine-grained sediment, especially of mud or clay particles at the lower part of an inland desert drainage basin
Sandstone	a sedimentary rock made up of particles of sand bound together with a mineral cement. Use: building material
Sediment	material, originally suspended in a liquid, that settles at the bottom of the liquid when it is left standing for a long time
Sheet sands	flat, gently undulating sandy plots of sand surfaced by grains that may be too large for saltation Sand sheets exist where grain size is too large, or wind velocities too low, for dunes to form

TERM	DEFINITION
Siliciclastics	rocks formed by inorganic processes or deposited through some mechanical process, such as stream deposits that are
Subaerial	used in geology to describe events or structures that are located at the earth’s surface
Subaqueous	living, found, or formed under water
Tectonism	is the faulting or folding or other deformation of the outer layer of a planet caused by heat loss
Tertiary	the period of geologic time, 65 million to 1.6 million years ago, during which mammals became dominant and modern plants evolved
Thermomechanical	A technique used in thermal analysis, a branch

Item 3.              Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.              [Removed and Reserved]

PART II

Item 5.              Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended (1)	High	Low
June 30, 2011	$10.68	$1.20
March 31, 2011	$1.42	$0.10
December 31, 2010	$0.10	$0.10
September 30, 2010	$0.30	$0.30
June 30, 2010	$0.40	$0.30
March 31, 2010	$0.60	$0.50
December 31, 2009	$0.65	$0.20
September 30, 2009	$0.50	$0.50
June 30, 2009	$0.26	$0.26

Our common shares are issued in registered form. Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701 (Telephone: 727-289-0010; Facsimile: 727-289-0069) is the registrar and transfer agent for our common shares.

On October 13, 2011, the list of stockholders for our shares of common stock showed 66 registered stockholders and 51,115,476 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on March 8, 2006. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

As of June 30, 2011, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2011.

Recent Sales of Unregistered Securities

None.

Item 6.              Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2011 and June 30, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

On June, 29, 2011 we entered into a debenture agreement which will provide $1,500,000 to the company fulfilling our planned exploration expenditures as well as providing working capital to the company’s future planning. Our present plan of operations calls for $650,000 in planned exploration, operation, and administrative expenses for the year end June 30, 2012.

We received the initial $1,000,000 on June 29, 2011 and the remaining $500,000 on July 13, 2011. The debentures mature on December 28, 2012 and carry an interest rate of twelve percent per annum. The interest is payable on the maturity date in cash or, at our option, in duly authorized, validly issued, fully paid and non-assessable shares of our common stock, subject to certain prescribed conditions. The debentures are also convertible, in whole or in part, into shares of common stock at a price equal to (i) the lesser of 65% of the lowest reported sale price of the common stock for the twenty trading days immediately prior to the date of conversion, or (ii) $0.83 per share, subject to various prescribed conditions. The investor may not convert the debentures at any time if upon such conversion the investor would become the beneficial owner of more than 4.99% of the outstanding shares of our common stock. The debentures include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock.

Along with the debentures, we also issued warrants to acquire a total of 1,807,229 shares of our common stock for a period of five years at a price of $0.913 per share, subject to certain adjustments. The warrants also include cashless exercise provisions in the event that the Registration Statement is not effective. The investor may not exercise the warrants at any time if upon such exercise the investor would become the beneficial owner of more than 4.99% of the outstanding shares of our common stock. The warrants include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending June 30, 2012.

General and Administrative Expenses

We expect to spend $250,000 during the twelve-month period ending June 30, 2012 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending June 30, 2012.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2012.

Results of Operations for the Years Ended June 30, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2011 and 2010.

Our operating results for the years ended June 30, 2011 and 2010 are summarized as follows:

		Year Ended
		June 30
		2011		2010

Revenue	$	Nil	$	Nil
Operating Expenses		$24,269,435		$20,639
Net Loss		$25,329,675		$20,639

Revenues

We have not earned revenues since our inception.

Operating Expenses

Our operating expenses for the year ended June 30, 2011 and June 30, 2010 are outlined in the table below:

	Year Ended
	June 30

	2011		2010

Advertising	$27,095	$	Nil
Consulting	$111,900	$	Nil
Director fees (Note 3)	$17,595,000	$	Nil
General and administrative	$13,361		$354
Investor relations (Note 3)	$150,400	$	Nil
Management fees	$45,000	$	Nil
Mining expenses (Note 5)	$6,227,641	$	Nil
Professional fees	$84,041		$20,285
Travel	$14,997	$	Nil

The increase in operating expenses for the year ended June 30, 2011, compared to the same period in fiscal 2010, was mainly due to the acquisition of our lithium properties as well as our lithium extraction technology. We did not undertake any business operations during the year ended June 30, 2010.

Liquidity and Financial Condition

As of June 30, 2011, our total assets were $1,657,161 and our total current liabilities were $2,290,971 and we had a working capital deficit of $633,810. Our financial statements report a net loss of $25,329,675 for the year ended June 30, 2011, and a net loss of $25,466,833 for the period from May 31, 2006 (date of inception) to June 30, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

		At		At
		June 30, 2011		June 30, 2010

Net Cash (Used in) Operating Activities		$(1,251,186)		$(22,823)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$2,260,738		$23,132
Cash (decrease) increase during the year		$1,009,552		$309

We had cash in the amount of $1,009,993 as of June 30, 2011 as compared to $441 as of June 30, 2010. We had a working capital deficit of $633,810 as of June 30, 2011 compared to working capital deficit of $37,658 as of June 30, 2010.

Our principal sources of funds have been from sales of our common stock.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $650,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated	Estimated
	Completion	Expenses
	Date	($)
General and administrative	12 months	200,000
Mining expenses	12 months	400,000
Professional fees	12 months	50,000
Total		$650,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. On June 29, 2011 we entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate total principal of $1,500,000. We received the initial $1,000,000 on June 29, 2011 and the remaining $500,000 on July 13, 2011. The investor has a right to invest an additional $1,500,000 on the same terms. We currently do not have any other arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of our company.

Mineral Acquisition and Exploration Costs

Our company has been in the exploration stage since its formation on May 31, 2006 and has not yet realized any revenue from our planned operations. We are primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Net Income or (Loss) per Share of Common Stock

Our company has adopted FASC Topic No. 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

Our company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements did not, and are not currently expected to, have a material effect on our financial statements, but will be implemented in our future financial reporting when applicable.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on our company’s financial position, operations or cash flows.

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.              Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Independent Auditor's Report.

Audited Balance Sheets as at June 30, 2011 and 2010.

Audited Statements of Operations for the years ended June 30, 2011 and June 30, 2010.

Audited Statements of Changes in Stockholders' Equity for the years ended June 30, 2011 and June 30, 2010.

Audited Statements of Cash Flows for the for the years ended June 30, 2011 and June 30, 2010.

Notes to the Financial Statements.

LITHIUM EXPLORATION GROUP, INC.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

AUDITED FINANCIAL STATEMENTS

June 30, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Mariposa Resources, Ltd.

We have audited the accompanying balance sheet of Lithium Exploration Group, Inc. (formerly Mariposa Resources, Ltd.) (an exploration stage company) (the Company) as of June 30, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lithium Exploration Group, Inc. (formerly Mariposa Resources, Ltd.) as of June 30, 2011 and 2010, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
October 14, 2011

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Balance Sheets
As of June 30,

	2011	2010
ASSETS

Current
Cash and cash equivalents	$1,009,993	$441
Prepaid expenses	647,168	200
Total Current Assets	1,657,161	641

Total Assets	$1,657,161	$641

LIABILITIES

Current
Accounts payable and accrued liabilities	$183,194	$1,500
Derivative liability (Note 6)	2,060,240	-
Due to related party (Note 7)	47,537	36,799
Total Current Liabilities	2,290,971	38,299

Total Liabilities	2,290,971	38,299

STOCKHOLDERS’ DEFICIT

Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 500,000,000 common shares, $0.001 par value Issued and outstanding: 51,115,476 common shares (June 30, 2010: 47,375,000)	51,116	47,375
Additional paid-in capital	24,781,907	52,125
Deficit accumulated during the exploration stage	(25,466,833)	(137,158)
Total Stockholders’ Deficit	(633,810)	(37,658)

Total Liabilities and Stockholders’ Deficit	$1,657,161	$641

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Statements of Operations

			Cumulative from
			Inception
			(May 31, 2006) to
	Year Ended June 30,		June 30,
	2011	2010	2011

Revenue:	$-	$-	$-

Operating expenses:
Advertising	27,095	-	27,095
Consulting	111,900	-	111,900
Directors fees	17,595,000	-	17,595,000
General and administrative	13,361	354	23,268
Investor relations (Note 3)	150,400	-	150,400
Management fees	45,000	-	45,000
Mining expenses (Note 5)	6,227,641	-	6,278,906
Professional fees	84,041	20,285	160,027
Travel	14,997	-	14,997

Loss from operations	(24,269,435)	(20,639)	(24,406,593)

Other income (expenses)
Gain on derivative liability - warrants	108,434	-	108,434
Financing expense	(1,168,674)	-	(1,168,674)

Loss before income taxes	(25,329,675))	(20,639)	(25,446,833)

Provision for income taxes (Note 4)	-	-	-

Net Loss for the year	$(25,329,675)	$(20,639)	$(25,466,833)

Basic and Diluted Loss per Common Share	$(0.44)	$(0.00)

Weighted Average Number of Common Shares Outstanding	47,818,327	47,375,000

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to June 30, 2011

	Common Stock
				Deficit
				Accumulated
				During the
	Number of		Additional	Exploration	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity(Deficit)
Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to founders at $0.01 per share, June 6, 2006	20,000,000	20,000	-	-	20,000
Loss for the period (Unaudited)	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006 (Unaudited)	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at $0.01 per share, July 1, 2006	10,000,000	10,000	-	-	10,000
Common shares issued for cash at $0.04 per share, December 11, 2006	17,375,000	17,375	52,125	-	69,500
Loss for the year (Unaudited)	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007 (Unaudited)	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the year	-	-	-	(31,624)	(31,624)
Balance – June 30, 2009	47,375,000	47,375	52,125	(116,519)	(17,019)
Loss for the year	-	-	-	(20,639)	(20,639)
Balance – June 30, 2010	47,375,000	47,375	52,125	(137,158)	(37,658)
Common shares issued for cash at $1.00 per share, January 27, 2011	250,000	250	249,750	-	250,000
Common shares issued for cash at $5.25 per share, April 28, 2011	190,476	191	999,809	-	1,000,000
Common shares issued for mining expenses and related finder’s fees	500,000	500	49,500	-	50,000
Common shares issued for settlement of mining expenses	200,000	200	739,800	-	740,000
Common shares issued for director fees	2,300,000	2,300	17,592,700	-	17,595,000
Common shares issued for investor relations	300,000	300	701,700	-	702,000
Options issued for mining expenses			4,396,523		4,396,523
Loss for the year	-	-	-	(25,329,675)	(25,329,675)
Balance – June 30, 2011	51,115,476	$51,116	$24,781,907	$(25,466,907)	$(633,810)

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Statements of Cash Flows

				Cumulative
			Year	from Inception
		Year End	End	(May 31, 2006)
		June 30,	June 30,	to June 30,
		2011	2010	2011

Cash Flows from Operating Activities
Net loss for the year		$(25,329,675)	$(20,639)	$(25,466,833)
Items not affecting cash:
Common shares issued for mining
expenses and related finder’s fees		790,000	-	790,000
Common shares issued for director fees		17,595,000	-	17,595,000
Common shares issued for investor
relations		702,000	-	702,000
Options issued for mining expenses		4,396,523		4,396,523
Financing expense		1,168,674		1,168,674
Gain on derivative liability - warrants		(108,434)		(108,434)

Changes in operating assets and liabilities:
Prepaid expenses		(646,968)	(200)	(647,168)
Accounts payable and accrued
liabilities		181,694	(1,984)	183,194
Net cash used in operations		(1,251,186)	(22,823)	(1,387,044)

Cash Flows from Financing Activities
Advance from related party		10,738	23,132	47,537
Issuance of common shares for cash		1,250,000	-	1,349,500
Issuance of convertible debenture		1,000,000	-	1,000,000
Net cash provided by financing activities		2,260,738	23,132	2,397,037

Increase in cash and cash equivalents		1,009,552	309	1,009,993

Cash and cash equivalents - beginning of period		441	132	-

Cash and cash equivalents - end of period		$1,009,993	$441	$1,009,993

Supplementary Cash Flow Information
Cash paid for:
Interest	$		$-	$-
Income taxes	$		$-	$-

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2011 and 2010

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

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company. Significant extimates that may change in the near term are the valuation of warrants resulting in derivative liabilities, valuation of shares issued for prepaid expenses, and deferred tax assets and related valuation allowances.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2011 and 2010

2. Significant Accounting Policies - Continued

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,009,993 and $441 in cash and cash equivalents at June 30, 2011 and June 30, 2010, respectively.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding, other than an option granted to Glottech (see note 5) for 2,000,000 shares. All potentially dilutive securities have been excluded from the computation of diluted earnings per share as their effect on loss per common share would have been anti-dilutive.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2011 and 2010

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to June 30, 2011.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to June 30, 2011, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to June 30, 2011.

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
Notes to Audited Financial Statements
June 30, 2011 and 2010

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

“FASB Interpretation No. 46(R)," and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162," were recently issued. SFAS No. 168 has no current applicability to the Company or its effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2011-09 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2011 and 2010

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

On April 27, 2011, the Company issued 2,300,000 common shares at a market price of $7.65 per share for director fees.

On January 18, the Company issued 250,000 common shares at a market price of $0.10 per share for mining expenses relating to the Salta Aqua Claims (Note 5)

On March 7, 2011, the Company issued 250,000 common shares at a market price of $0.10 per share for finder’s fees relating to the Salta Aqua Claims (Note 5)

On April 29, 2011, the Company issued 200,000 common shares at a market price of $3.70 per share for settlement of mineral claims in Clinton Mining District (Note 5)

On May 10, 2011, the Company issued 190,476 shares of common stock in a private placement to a unrelated off-shore investor at $5.25 per share for total cash proceeds of $1,000,000.

On June 11, 2011, the Company issued 300,000 common shares at a market price of $2.34 per share for investor relations.

Effective April 30, 2009, the Company effected a 10 for 1 forward split of its common stock, under which each stockholder of record on that date received ten (10) new shares of the Corporation’s $0.001 par value stock for every one (1) old share outstanding.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2011 and 2010

3. Capital Stock - Continued

Since its inception (May 31, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount
06/06/06	Shares issued for cash	20,000,000	$ 0.001	$ 20,000
07/01/06	Shares issued for cash	10,000,000	0.001	10,000
12/11/06	Shares issued for cash	17,375,000	0.004	69,500
01/27/11	Shares issued for cash	250,000	1.000	250,000
04/27/11	Shares issued for director fees	2,300,000	7.650	17,595,000
02/01/11	Shares issued for mining expenses	250,000	0.100	25,000
03/07/11	Shares issued for mining expenses	250,000	0.100	25,000
04/29/11	Shares issued for settlement of mining expenses	200,000	3.700	740,000
05/10/11	Shares issued for cash	190,476	5.250	1,000,000
06/11/11	Shares issued for investor relations	300,000	2.340	702,000
	Cumulative Totals	51,115,476		$20,436,500

Of these shares, 32,300,000 were issued to directors and officers of the Company. 17,815,476 were issued to independent investors. 500,000 were issued for mining expenses (Note 5). 300,000 were issued for investor relation expenses. 200,000 were issued for debt settlement. There are no preferred shares outstanding. The Company has no stock option plan, warrants or other dilutive securities, other than an option granted to Glottech (See Note 5) for 2,000,000 shares.

As per management agreements, the Company is obligated to issue 300,000 common shares to two directors by April 27, 2012 and April 27, 2013 respectively provided that they continue to serve as members to the Company’s board of directors.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2011 and 2010

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards and non deductible expenses in the current period have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards for tax purposes generated during the period from May 31, 2006 (date of inception) through June 30, 2011 of $2,091,744 will begin to expire in 2026. In addition, net deferred tax assets relating to the following items were offset by the valuation allowance that increased by approximately $8,865,387 and $7,500 during the years ended June 30, 2011 and 2010, respectively:

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2011, June 30, 2010 and June 30, 2009 are still open for examination by the Internal Revenue Service (IRS).

	2011
	Amount	Tax Effect (35%)
Net operating losses	$2,091,744	$732,110
Shares issued for directors fees, mining	19,087,000	6,680,450
expenses, investor relations
Options granted for mining expenses	4,396,523	1,538,783
Gain on derivative liability	(108,434)	(37,952)
Total	25,466,833	8,913,392
Valuation allowance	-	(8,913,392)
Net deferred tax asset (liability)	$-	$-

	2010
	Amount	Tax Effect (35%)
Net operating losses	$137,158	$48,005
Valuation allowance	-	(48,055)
Net deferred tax asset	$137,158	$-

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2011 and 2010

5. Mineral Property Costs

Mineral Claims, Clinton Mining District

On September 25, 2009, and amended June 24, 2010, the Company entered into an Option Agreement under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District, Province of British Columbia, Canada (the “Claims”), which Claims total in excess of 3,900 hectares, in consideration of the issuance of 1,500,000 common shares of the Company on or before December 31, 2010. The Claims were subject to a two percent net smelter royalty which can be paid out for the sum of $1,000,000 (CAD). The Company can earn an undivided 50% interest in the Claims by carrying out a $100,000 (CAD) exploration and development program on the Claims on or before December 31, 2010, plus an additional $200,000 (CAD) exploration and development program on the Claims on or before September 25, 2011.

In the event that the Company acquires an interest in the Claims, the Company and the Optionor have further agreed, at the request of either party, to negotiate a joint venture agreement for further exploration and development of the Claims.

On April 29, 2011, the Company entered into a mutual release agreement. The Company is released from any obligations related to the Claims for consideration of a cash payment of CDN $ 54,624 (US$57,901) and the issuance of 200,000 common shares of the Company. The shares have been valued at a market price of $3.70 for a total of $740,000. The total amount of $797,901 has been recorded as mining expenses.

Mineral Permit

On December 16, 2010, the Company entered into an Assignment Agreement to acquire the following:

a.)	An undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada.
b.)	All of the assignor’s right, title and interest in and to the Option Agreement.

In consideration for the Assignment, the Company agreed to pay US$90,000 by way of cash or stock of equal value (consisting of amounts previously paid by the Assignor pursuant to the Option Agreement). The full $90,000 (consisting of option payments ‘i’ and ‘vi’ below) was expensed and included in the June 30, 2011 accounts payable balance. The Option shall be in good standing and exercisable by the Company by paying the following amounts on or before the dates specified in the following schedule:

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
Notes to Audited Financial Statements
June 30, 2011 and 2010

5. Mineral Property Costs - Continued

Mineral Claims, Salta Agua Claims

By agreement dated January 18, 2011, the Company entered into a Purchase Option Agreement to acquire an undivided 60% interest in certain mineral claims known as the Salta Agua Claims located in Salta Province, Argentina.

To earn an undivided 60% interest in the Property, the Company must:

i)	pay to the Optionor a total of US$375,000 as follows:
	a)	US$25,000 (paid) upon execution of the agreement;
	b)	US$50,000 (paid) within thirty days after the effective date;
	c)	US$100,000 on or before January 18, 2012;
	d)	US$100,000 on or before January 18, 2013;
	e)	US$100,000 on or before January 18, 2014;

ii)	allot and issue to the Optionor, up to a total of 1,000,000 common shares as follows:
	a)	250,000 Shares within thirty days after the effective date (issued)(Note 3);
	b)	250,000 Shares on or before January 18, 2012;
	c)	250,000 Shares on or before January 18, 2013;
	d)	250,000 Shares on or before January 18, 2014;

iii)	incur Exploration Expenditures of not less than a cumulative total of US$4,000,000 as follows:
	a)	US$250,000 on or before January 18, 2013;
	b)	US$500,000 on or before January 18, 2014;
	c)	US$1,250,000 on or before January 18, 2015;
	d)	US$2,000,000 on or before January 18, 2016.

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

During the year ended June 30, 2011, the Company paid a finder’s fee of $10,000 and issued 250,000 common shares of the Company to the finder. The shares are valued at a market price of $0.10 for a total of $25,000.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2011 and 2010

5. Mineral Property Costs - Continued

Glottech Technology

On March 17, 2011, the Company entered into a letter agreement to acquire one initial unit of proprietary and patented mechanical ultrasound technology for use in water purification, inclusive of its process of separating from water, as the primary fluid stock, the salt and other minerals and by–products contained therein, with Glottech-USA.

To acquire the unit, the Company must make the following payments:

a)	US$25,000 upon execution of the agreement (paid);
b)	US$75,000 within 180 days of execution of the agreement (paid);
c)	US$700,000 within 10 days of receipt of invoice from Glottech –USA LLC if the payment in b) is made (paid).
d)

The Company also granted an option to acquire 2,000,000 shares at $1.00 per share to Glottech-USA upon receipt of the operational ultrasonic generator that they are in the building for Lithium Exploration Group.

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

The option (resulting in additional mining expenses of 4,396,523) was valued using the Black-Scholes method using the following assumptions:

  Risk-free interest rate of .18%
  Term - One Year
  Dividend yield - 0%
  Exercise price - $1.00
  Underlying stock price - $2.47

6. Convertible Debenture and Derivative Liabilities

Prior to June 30, 2011, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate total of $1,500,000, of which $1,000,000 was received by June 30, 2011.The debenture is due on December 28, 2012 and carries an interest rate of 12% per annum. The debenture is convertible at $0.83 per share subject to various prescribed conditions. Along with the debenture, the Company issued warrants to acquire a total of 1,807,229 shares of the Company for a period of five years at an exercise price of $0.913, of which 1,204,819 warrants were granted by June 30, 2011.

The warrants bear a cashless exercise provision which resulted in derivative liability treatment under ASC topic 815-10-55 totalling $2,168,674. The Company used the Lattice Model for valuing warrants using the following assumptions:

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Audited Financial Statements
June 30, 2011 and 2010

  Risk free interest rate – 1.76%
  Term – 5 years
  Dividend yield – 0%
  Underlying stock price – $1.71

At June 30, 2011, the warrants were valued at $2,060,240 resulting in a gain on derivative liability of $108,434. Because proceeds from the debenture as of June 30, 2011 were only $1,000,000, the warrants resulted in additional financing expenses of $1,168,674. The corresponding beneficial conversion feature of $1,000,000 will be accreted to interest expense over the term of the debenture of 18 months.

7. Due to Related Party

As of June 30, 2011, the Company was obligated to a director, for a non-interest bearing demand loan with a balance of $47,537. The Company plans to pay the loan back as cash flows become available.

8. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2011, the Company had a working capital deficiency of $633,810 and an accumulated deficit of $25,466,833. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings, and continued funding from convertible debentures.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

9. Subsequent events

Subsequent to year-end, the Company received the second installment of proceeds from the convertible debenture totaling $500,000 before deducting certain costs of financing. Warrants totaling 602,410 shares were granted for the installment.

The Company has evaluated subsequent events from June 30, 2011 through the date of this report, and determined there are no additional items to disclose.

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.           Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.

Our management, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer and our principal accounting officer and principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2011, our company’s internal control over financial reporting was not effective.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.           Other Information

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed
Alexander Walsh	President, Chief Executive Officer, Chief Financial Officer and Director	30	November 4, 2010
Jonathan Jazwinski	Director	30	January 21, 2011
Brandon Colker	Director	38	January 21, 2011

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Alexander Walsh – President, Chief Executive Officer, Chief Financial Officer and Director

Mr. Walsh was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director of Lithium Exploration in November 2010. From May 2008 to present, Alex Walsh has been a sales, marketing, and business development consultant for AW Enterprises. AW Enterprises was established as a management consulting firm assisting small and middle market businesses in expanding their revenue and profits through strategic partnerships. The roles taken by AW Enterprises were pure consultative roles with management, business development, and sales and marketing consulting. Mr. Walsh’s efforts included strategic planning for companies looking to raise capital and assisting clients with forming strategic partnerships that could increase their revenue and profits. From May 2006 to May 2008, Mr. Walsh was a small business consultant and managing partner for Business Strategies Group. Business Strategies Group is a highly specialized team focusing on providing employee benefits, retirement programs, and insurance products to small and middle market companies. From January 2004 to April 2006, Mr. Walsh was a registered representative for First Investors Corporation where he built and managed a sales and marketing initiative for the western region focusing on small business owners. He attended DePauw University in Greencastle, Indiana where he majored in economics and management and graduated in 2003.

Mr. Walsh was chosen as one of our directors due to his background in venture capital, investor relations and corporate development.

Jonathan Jazwinski - Director

Mr. Jazwinski was appointed a director in January 2011. Mr. Jazwinski has a BS in Mining Engineering from the University of Arizona (graduated in 2004) and an MBA from the University of Phoenix (graduated in 2009). He began his career with SRK Consulting (from August 2004 to May 2005) working as a field engineer on BHP Billiton’s San Manuel Mine Closure Project. This project remains one of the largest, most comprehensive mine closures and environmental remediations to date. He managed environmental QA/QC testing and construction/demolition documentation.

Since May of 2005 he is employed with Freeport-McMoRan Sierrita and is leading the short-range planning department. Responsibilities include equipment scheduling and production forecasting. Past capacities at SRK and Freeport-McMoRan have involved construction and demolition projects, pit dewatering, ore control, surveying, QA/QC, equipment justification, appropriation requests, and mine operations supervision. Mr. Jazwinski is knowledgeable in several mining specific software programs including MineSight, AcQuire, Aquila, CAES (Caterpillar’s Computer Aided Earthmoving System) and Dispatch.

Mr. Jazwinski is a member of the Society for Mining, Metallurgy and Exploration and has current MSHA (Mine Safety and Health Administration) certification for surface metal mining.

Mr. Jazwinski was chosen as one of our directors due to his experience in the mining industry.

Mr. Jazwinski is an independent director.

Brandon Colker – Director

Mr. Colker became a director in January 2011. Brandon Colker is the CEO of Sustainable Venture Capital, a company involved in private financial funding. Mr. Colker has been involved in real estate and corporate finance throughout his career. In 2002, Mr. Colker founded Meridian Capital and ran that operation until 2008. In 2008 he formed CFT Capital as a real estate and project financing entity and in 2009 he formed Sustainable Venture Capital focusing efforts on capital financing for sustainable technologies.

Sustainable Venture Capital and CFT Capital’s transactions have included arranging senior or subordinated debt, revolving credit facilities, lease financing, or occasionally where they acted as a finder of private equity. Fundamentally, Brandon is a highly intelligent, focused and effective financier, covering many different types of industries and offering the following financial services:

  Mezzanine, subordinated, asset-backed or other structured debt for refinancing, re-structuring, bridge funding, turnarounds, difficult credit situations and special situations.

  Revolving credit lines for most types of accounts receivable and inventory financing.

  Term loan facilities and project financings for general expansions.

  Finance leases or operating leases for virtually all types of equipment.

  Larger scale real estate development financing.

  Selective finding of institutional and angel private equity for venture stage businesses.

  Venture lease and loan debt for early-stage companies that have raised some equity.

  A broad range of financing experience in hi-tech businesses.

  A special expertise and committed focus in financing services to the environmental industry.

  Wide range of transaction sizes from small ($1-Million) to large ($5- Billion), depending on the nature of the asset class or scope of work.

  Typical loan terms from 1 to 20 years and the lowest relative cost of capital available.

  An aggressive approach to equity financing and dilution issues.

In May 1997, Mr. Colker graduated from the University of California at Santa Barbara with a degree in Economics. Mr. Colker’s connections to private and institutional capital are the reason why he was chosen as one of our directors.

Mr. Colker is an independent director based on the definition of independence in the listing standards of the NYSE Corporate Governance Rules.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.         A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.         Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.         Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.         Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.         Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.         Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.         Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.         Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Code of Ethics

We have adopted a Code of Ethics that applies to, among other persons, our company’s principal executive officers and senior financial executives, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written policies to promote:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  full, fair, accurate, timely and understandable disclosure in all reports and documents that the Corporation files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Corporation that are within the Senior Officer’s area of responsibility;

  compliance with applicable governmental laws, rules and regulations;

  the prompt internal reporting of violations of the Code; and

  accountability for adherence to the Code.

Our Code of Ethics and Business Conduct was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB on September 28, 2007. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Lithium Exploration Group, Inc. 3200 N. Hayden Road, Suite 300, Scottsdale, AZ 85251.

Item 11.           Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2011 and 2010; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Walsh(1) President, Chief Executive Officer, Chief Financial Officer	2011 2010	Nil N/A	Nil N/A	200,000 N/A	Nil N/A	Nil N/A	Nil N/A	45,000 N/A	245,000 N/A

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nanuk Warman(2) Former President, Chief Executive Officer and Chief Financial Officer	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Alexander Walsh was appointed President, Chief Executive Officer, Chief Financial Officer and director on November 4, 2010.

(2)	Nanuk Warman resigned as an officer and director on November 4, 2010.

Stock Options/SAR Grants

During the period from inception to June 30, 2011, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2011 or June 30, 2010 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2011.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to June 30, 2011.

We have no formal plan for compensating our directors for their service in their capacity as directors.. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Other than as set out below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

We entered into a management agreement with Mr. Walsh, our sole officer. Mr. Walsh did receive a onetime payment of 2,000,000 shares, valued at $7.65 per share, as consideration for services provided to us as our director and officer. This management agreement was terminated in September 2011.

On April 27, 2011 Brandon Colker and Jonathan Jazwinski, two of our directors, agreed to compensation of 450,000 shares each, for acting on our board of directors. The shares vest annually at 150,000 shares per year for a total of 3 years. The initial 150,000 shares allocated to each director were valued at $7.65 per share.  We do not have any written agreements regarding the compensation of our directors.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 27, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner	Beneficial Owner(1)	Class
Alexander Walsh	27,000,000 common	52.82%
320 E. Fairmont Dr.,
Tempe, AZ, 85282
Jonathan Jazwinski	150,000 common	*
3200 North Hayden Road, Suite 300
Scottsdale, AZ, 85251
Brandon Colker	150,000 common	*
3200 North Hayden Road, Suite 300
Scottsdale, AZ, 85251
All Officers and Directors	27,300,000 common	53.41%
As a Group
Gekko Industries, Inc.(2)	5,000,000 common	9.78%
Albrook, Calle Caoba
Local 55 A, Planta Baja
Ciudad De Panama, Panama
*represents an amount less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 13, 2011. As of October 13, 2011, there were 51,115,476 shares of our company’s common stock issued and outstanding.

(2)	Manuel Mauricio Monge Acuna has sole voting and investment control over Gekko Industries, Inc.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The promoters of our company are our directors and officers.

Director Independence

We currently act with three directors, consisting of Alexander Walsh, Jonathan Jazwinski and Brandon Colker. We have determined that Jonathan Jazwinski and Brandon Colker are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.           Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2011 and for fiscal year ended June 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30
	2011	2010
	($)	($)
Audit Fees	13,400	13,500

	Year Ended
	June 30
	2011	2010
	($)	($)
Audit Related Fees	<>	Nil
Tax Fees	<>	Nil
All Other Fees	<>	Nil
Total	13,400	13,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.           Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
No.

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB- 2 filed on September 20, 2006).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006).

3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009).

3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8-K/A filed on April 23, 2009).

3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010).

(10)	Material Contracts

10.1	Option to Enter Joint Venture Agreement between our company and USA Uranium Corp. dated July 31, 2009 (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2009).

10.2	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011).

10.3	Purchase Option Agreement between our company and Salta Water Co. dated January 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 2, 2011).

Exhibit	Description
No.

10.4	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011).

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM EXPLORATION GROUP, INC.

/s/ Alexander Walsh
Alexander Walsh
President, Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date: October 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer,
/s/ Alexander Walsh	Chief Financial Officer and Director	October 14, 2011
Alexander Walsh

/s/ Jonathan Jazwinski	Director	October 14, 2011
Jonathan Jazwinski

/s/ Brandon Colker	Director	October 14, 2011
Brandon Colker