Form 10-Q
period 2011-09-30
Lithium Exploration Group, Inc.
filed 2011-11-03
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to ___________________________________

Commission File Number 333-137481

LITHIUM EXPLORATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1781911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3200 N. Hayden Road, Suite 300, Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)

480-641-4790
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
[X] YES     [   ] NO

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES     [X] NO

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
51,115,476 common shares issued and outstanding as of November 3, 2011.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended September 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LITHIUM EXPLORATION GROUP, INC.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Consolidated Balance Sheets

	September 30,	June 30,
	2011	2011
	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$960,703	$1,009,993
Prepaid expenses	319,103	647,168
Total current assets	1,279,806	1,657,161

Investment (Note 8)	97,464	-

Total Assets	$1,377,270	$1,657,161

LIABILITIES

Current
Accounts payable and accrued liabilities	$156,003	$183,194
Derivative liability (Note 6)	1,680,724	2,060,240
Due to related party (Note 7)	47,537	47,537
Total current liabilities	1,884,264	2,290,971
Long-term liabilities
Convertible debentures	280,121	-
Accrued interest (Note 6)	45,000	-
Total long-term liabilities	325,121	-

Total Liabilities	2,209,385	2,290,971

STOCKHOLDERS’ DEFICIT

Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 500,000,000 common shares, $0.001 par value Issued and outstanding: 51,115,476 common shares (June 30, 2011 – 51,115,476)	51,116	51,116
Additional paid-in capital	24,781,907	24,781,907
Deficit accumulated during the exploration stage	(25,665,138)	(25,466,833)
Total Stockholders’ Deficit	(832,115)	(633,810)

Total Liabilities and Stockholders’ Deficit	$1,377,270	$1,657,161

The accompanying notes are an integral part of these financial statements

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

			Cumulative from
			Inception
	Three Months		(May 31, 2006)
	Ended		to September
	September 30,		30,
	2011	2010	2011

Revenue:	$-	$-	$-

Operating Expenses:
Advertising	10,788	-	37,883
Consulting	93,675	-	205,575
Director fees	-	-	17,595,000
General and administrative	16,677	96	39,945
Investor relations (Note 3)	451,200	-	601,600
Management fees	-	-	45,000
Mining expenses (Note 5)	77,046	-	6,355,952
Professional fees	31,572	6,760	191,599
Travel	14,792	-	29,789
Wages	56,950	-	56,950

Loss from operations	(752,700)	(6,856)	(25,159,293)

Other income (expenses)
Accretion on convertible debenture (Note 6)	(280,121)	-	(280,121)
Interest on convertible debenture (Note 6)	(45,000)	-	(45,000)
Gain on convertible debenture (Note 6)	1,385,541	-	1,493,975
Financing expense (Note 6)	(506,025)	-	(1,674,699)

Income (loss) before income taxes	(198,305)	(6,856)	(25,665,138)

Provision for Income Taxes (Note 4)	-	-	-

Net Income (Loss) for the Period	$(198,305)	$(6,856)	$(25,665,138)

Basic and Diluted Income (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	51,115,476	47,375,000

The accompanying notes are an integral part of these financial statements

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to September 30, 2011

	Common Stock
				Deficit Accumulated
	Number of		Additional	During the Exploration	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity(Deficit)

Inception – May 31, 2006	-	$-	$-	$-	$-

Common shares issued to a founder at $0.01 cash per share, June 6, 2006	20,000,000	20,000	-	-	20,000
Loss for the period (Unaudited)	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006 (Unaudited)	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at $0.01 per share, July 1, 2006	10,000,000	10,000	-	-	10,000
Common shares issued for cash at $0.04 per share, December 11, 2006	17,375,000	17,375	52,125	-	69,500
Loss for the year (Unaudited)	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007 (Unaudited)	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the year	-	-	-	(31,624)	(31,624)
Balance – June 30, 2009	47,375,000	47,375	52,125	(116,519)	(17,019)
Loss for the year	-	-	-	(20,639)	(20,639)
Balance – June 30, 2010	47,375,000	47,375	52,125	(137,158)	(37,658)
Common shares issued for cash at $1.00 per share, January 27, 2011	250,000	250	249,750	-	250,000
Common shares issued for cash at $5.25 per share, April 28, 2011	190,476	191	999,809	-	1,000,000
Common shares issued for mining expenses and related finder’s fees	500,000	500	49,500	-	50,000
Common shares issued for settlement of mining expenses	200,000	200	739,800	-	740,000
Common shares issued for director fees	2,300,000	2,300	17,592,700	-	17,595,000
Common shares issued for investor relations	300,000	300	701,700	-	702,000
Options issued for mining expenses			4,396,523		4,396,523
Loss for the year	-	-	-	(25,329,675)	(25,329,675)
Balance – June 30, 2011	51,115,476	51,116	24,781,907	(25,466,833)	(633,810)
Income for the period (Unaudited)	-	-	-	(198,305)	(198,305)
Balance – September 30, 2011 (Unaudited)	51,115,476	$51,116	$24,781,907	$(25,665,138)	$(832,115)

The accompanying notes are an integral part of these financial statements

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Three	Three
	Months	Months	Cumulative from
	Ended	Ended	Inceptions
	September	September	(May 31, 2006) to
	30,	30,	September 30,
	2011	2010	2011
Cash Flows from Operating Activities
Net income (loss) for the period	$(198,305)	$(6,856)	$(25,665,138)
Items not affecting cash:
Common shares issued for mining expenses and related finder’s fees	-	-	790,000
Common shares issued for director fees	-	-	17,595,000
Common shares issued for investor relations	-	-	702,000
Options issued for mining expenses	-	-	4,396,523
Interest accrued on derivative liability	45,000	-	45,000
Accretion –of beneficial conversion feature	280,121	-	280,121
Financing expense	506,025	-	1,674,699
Gain on derivative liability - warrants	(1,385,541)	-	(1,493,975)

Changes in operating assets and liabilities:
Prepaid expenses	328,065	200	(319,103)
Accounts payable and accrued liabilities	(27,191)	6,343	156,003
Net cash used in operations	(451,826)	(313)	(1,838,870)

Cash Flows from Investing Activities
Investment	(97,464)	-	(97,464)
Net cash used in investing activities	(97,464)	-	(97,464)

Cash Flows from Financing Activities
Advance from related party	-	217	47,537
Issuance of common shares for cash	-	-	1,349,500
Issuance of convertible debenture	500,000	-	1,500,000
Net cash provided by financing activities	500,000	217	2,897,037

Increase (decrease) in cash and cash
equivalents	(49,290)	(96)	960,703
Cash and cash equivalents - beginning of period	1,009,993	441	-
Cash and cash equivalents - end of period	$960,703	$345	$960,703

Supplementary Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
September 30, 2011
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

Effective November 30, 2010, the Company changed its name to “Lithium Exploration Group, Inc.,” by way of a merger with its wholly-owned subsidiary Lithium Exploration Group, Inc., which was formed solely for the change of name. All intercompany transactions (if any) have been eliminated upon consolidation.

A wholly owned subsidiary, 1617437 Alberta Ltd was incorporated in the province of Alberta, Canada on July 8, 2011.

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

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
September 30, 2011
(Unaudited)

2. Significant Accounting Policies - Continued

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $960,703 and $1,009,993 in cash and cash equivalents at September 30, 2011 and June 30, 2011, respectively.

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

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
September 30, 2011
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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to September 30, 2011.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to September 30, 2011, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to September 30, 2011.

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

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
September 30, 2011
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

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
September 30, 2011
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

Effective April 30, 2009, the Company effected a 10 for 1 forward split of its common stock, under which each shareholder of record on that date received ten (10) new shares of the Corporation’s $0.001 par value stock for every one (1) old share outstanding.

Since its inception (May 31, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount

06/06/06	Shares issued for cash	20,000,000	$ 0.001	$20,000
07/01/06	Shares issued for cash	10,000,000	0.001	10,000
12/11/06	Shares issued for cash	17,375,000	0.004	69,500
01/27/11	Shares issued for cash	250,000	1.000	250,000
04/27/11	Shares issued for director fees	2,300,000	7.650	17,595,000
02/01/11	Shares issued for mining expenses	250,000	0.100	25,000

03/07/11	Shares issued for finder’s fees	250,000	0.100	25,000
04/29/11	Shares issued for settlement of mining expenses	200,000	3.700	740,000
05/10/11	Shares issued for cash	190,476	5.250	1,000,000
06/11/11	Shares issued for investor relations	300,000	2.340	702,000

	Cumulative Totals	51,115,476		$20,436,500

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
September 30, 2011
(Unaudited)

3. Capital Stock - Continued

Of these shares, 32,300,000 were issued to directors and officers of the Company. 17,815,476 were issued to independent investors. 500,000 were issued for mining expenses (Note 5). 300,000 were issued for investor relation expenses. 200,000 were issued for debt settlement. There are no preferred shares outstanding. The Company has no stock option plan, warrants or potentially dilutive securities, other than an option granted to Glottech (See Note 5) for 2,000,000 shares and warrants issued as part of the convertible debenture (See Note 6). Such potentially dilutive securities have not been included in the computation of fully-diluted earnings per share as their effect would be anti-dilutive.

As per management agreements, the Company is obligated to issue 300,000 common shares to two directors by April 12, 2012 and April 27, 2013 respectively provided that they continue to serve as members to the Company’s board of directors.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards and other currently non-deductible items such as stock based compensation have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through September 30, 2011 of $3,955,711 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $69,406 and increased by approximately $2,400 during the periods ended September 30, 2011 and 2010, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2011, June 30, 2010 and June 30, 2009 are still open for examination by the Internal Revenue Service (IRS).

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
September 30, 2011
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

On April 29, 2011, the Company entered into a mutual release agreement. The Company is released from any obligations related to the Claims for considerations of a cash payment of CDN $ 54,624 (US$57,901) and the issuance of 200,000 common shares of the Company. The shares have been valued at a market price of $3.70 for a total of $740,000. The total amount of $797,901 has been recorded as mining expenses.

Mineral Permit, Valleyview Claims

On December 16, 2010, the Company entered into an Assignment Agreement to acquire the following:

a. )	An undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada.
b. )	All of the assignor’s rights, title and interest in and to the Option Agreement.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
September 30, 2011
(Unaudited)

5. Mineral Property Costs - Continued

Mineral Permit, Valleyview Claims - Continued

In consideration for the Assignment, the Company agreed to pay US$90,000 by way of cash or stock of equal value (consisting of amounts previously paid by the Assignor pursuant to the Option Agreement). The full $90,000 (consisting of option payments ‘i’ and ‘vi’ below) was expensed and included in the September 30, 2011 accounts payable balance. The Option shall be in good standing and exercisable by the Company by paying the following amounts on or before the dates specified in the following schedule:

i. )	CDN $40,000 (paid) upon execution of the agreement;
ii. )	CDN $60,000 on or before January 1, 2012;
iii. )	CDN $100,000 on or before January 1, 2013;
iv. )	CDN $300,000 on or before January 1, 2014; and
v. )	Paying all such property payments as may be required to maintain the mineral permits in good standing.
vi. )

The Optionee shall provide a refundable amount of CDN$50,000 (paid) to the Optionor by November 2, 2010, which shall be applied by the Optionor towards work assessment expenses acceptable to the Government of Alberta, with any unused portion to be applied against payments required to maintain the permits underlying the property in good standing.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
September 30, 2011
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

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
September 30, 2011
(Unaudited)

5. Mineral Property Costs - Continued

Glottech Technology

On March 17, 2011, the Company entered into a letter agreement to acquire one initial unit of proprietary and patented mechanical ultrasound technology for use in water purification, inclusive of its process of separating from water, as the primary fluid stock, the salt and other minerals and by –products contained therein, with Glottech – USA.

To acquire the unit, the Company must make the following payments:

a)	US$25,000 upon execution of the agreement (paid);
b)	US$75,000 within 180 days of execution of the agreement (paid);
c)	US$700,000 within 10 days of receipt of invoice from Glottech –USA LLC if the payment in b) is made (paid).
d)

The Company also granted an option to acquire 2,000,000 shares at $1.00 per share to Glottech – USA upon receipt of the operational ultrasonic generator that they are in the process of building for Lithium Exploration Group. The 2,000,000 shares are to be paid from outstanding shares owned by Alex Walsh, company CEO.

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

The option (resulting in additional mining expenses of $4,396,523) was valued using Black-Scholes method using the following assumptions:

  Risk-free interest rate - 0.18%
  Term – One Year
  Dividend yield – 0%
  Exercise price - $1.00
  Underlying stock price - $2.47
  Volatility – 257%

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
September 30, 2011
(Unaudited)

6. Convertible Debenture and Derivative Liabilities

Prior to June 30, 2011, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate total of $1,500,000.The debenture is due on December 28, 2012 and carries an interest rate of 12% per annum. The debenture is convertible at $0.83 per share subject to various prescribed conditions. During the period ended September 30, 2011, an interest expense of $45,000 was accrued.

Along with the debenture, the Company issued warrants to acquire a total of 1,807,229 shares of the Company for a period of five years at an exercise price of $0.913 of which 1,204,819 warrants were granted on June 29, 2011 and 602,410 warrants were granted on July 12, 2011.

The warrants bear a cashless exercise provision which resulted in derivative liability treatment under ASC topic 815-10-55 totaling $2,168,674 and $1,006,025 for warrants issued on June 29, 2011 and July 12, 2011 respectively. Because proceeds from the debenture as of June 30, 2011 were only $1,000,000, corresponding 1,204,819 warrants resulted in additional financing expenses of $1,168,674 in the year ended June 30, 2011. In July 2011, additional proceeds of $500,000 from the debenture were received. Corresponding 602,410 warrants resulted in additional financing expenses of $506,025 in the period ended September 30, 2011.

The Company used the Lattice Model for valuing warrants using the following assumptions:

  Risk-free interest rate – 0.96%
  Term – 5 year
  Dividend yield – 0%
  Underlying stock price - $0.93
  Volatility – 453%

At September 30, 2011, the warrants were valued at $1,680,724 resulting in a gain on derivative liability of $1,385,542 in the period ended September 30, 2011. The corresponding beneficial conversion feature of $1,500,000 was accreted to interest expenses over the term of debenture of 18 months. During the period ended September 30, 2011, an accretion of $280,121 was recognized.

7. Due to Related Party

As of September 30, 2011 and June 30, 2011, the Company was obligated to a director for a non-interest bearing demand loan with a balance of $47,537 and $47,537, respectively. The Company plans to pay the loan back as cash flows become available.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
September 30, 2011
(Unaudited)

8. Investment

On September 30, 2011, the Company paid US$97,464 (CDN $100,000) in consideration for 400,000 shares of First Reef Energy Inc. First Reef Energy Inc. holds a working interest in an exploration well being drilled near the Valleyview Project in Alberta, CA. The investment was made to gain access to drill logs, core samples, and any other data compiled from the drilling of the exploration well.

9. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2011, the Company had a working capital deficiency of $604,458 and an accumulated deficit of $25,665,137. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

10. Subsequent events

The Company has evaluated subsequent events from September 30, 2011 through the date of this report, and determined there are no additional items to disclose.

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

Corporate History

We were incorporated on May 31, 2006 in the State of Nevada under the name “Mariposa Resources, Ltd.” Effective November 30, 2010, we changed our name to “Lithium Exploration Group, Inc.” by way of a merger with our wholly-owned subsidiary Lithium Exploration Group, Inc., which was formed solely for the change of name.

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

Our Current Business

We are an exploration stage company that engages principally in the acquisition, exploration, and development of resource properties. Prior to June 25, 2009, we had the right to conduct exploration work on 20 mineral mining claims in Esmeralda County, Nevada. On July 31, 2009, we acquired an option to enter into a joint venture for the management and ownership of the Jack Creek Project, a mining project located in Elko County, Nevada. On September 25, 2009, the joint venture was terminated and we entered into an agreement with Beeston Enterprises Ltd., under which our company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada. On March 17, 2011 we terminated the option agreement with Beeston.

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

On March 17, 2011, we entered into a letter agreement with Glottech-USA, LLC for an acquisition of one initial unit of certain proprietary and patented mechanical ultrasound technology for use in the water treatment in regards to our lithium operations in Alberta, Canada. Our officer and director Alexander Walsh met the principals of Glottech-USA in 2009 in the course of operating his consulting company AW Enterprises LLC. Pursuant to the terms of the agreement, Glottech-USA will assemble and ship to our company one unit of the technology specifically designed for our water treatment purposes and will license the use of the technology. Furthermore, we have agreed that in the event that we have purchased a minimum of five technology units within twelve months from the date of execution, Glottech-USA has agreed that it will neither license nor lease the technology to any third party for the purposes of mineral extraction in the country of Canada.

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

(4)

monthly royalties, to be paid within 15 calendar days from the receipt of the invoice, in an amount of $2.00 per physical ton of water processed pursuant to the usage of the technology following satisfactory delivery and physical setup of the technology and continuing thereafter for as long as the technology remains in our possession.

In addition, as amended, the agreement provides for the issuance to Glottech-USA of an option to acquire up to 2,000,000 shares of our common stock owned by our president, Alexander Walsh. Such option is exercisable for a period of 12 months at an aggregate exercise price of $1.00. The share issuance to Glottech-USA will come from the shares held by president, Alexander Walsh. This pledge is written into the terms of the agreement and as such there is no separate pledge agreement between Mr. Walsh and Glottech-USA.

Glottech-USA’s technology is designed to separate suspended solids from water (brine), which is one step in the process that we are taking to produce commercially viable minerals. The technology produces extremely high temperatures which destroy organic substances such as bacteria and other toxic agents. We believe that Glottech-USA's technology can provide lower costs of operation as well as reduced time for site clean-up than traditional methods of water treatment. We anticipate using this application to extract dissolved solids like lithium, potassium, and magnesium from oil field brine. The disposal of produced water (brine) from oil and gas production in Alberta is a significant environmental issue for the province and presents a considerable economic issue for producers. We intend to partner with the use of the technology on our Valleyview Property in Alberta, in cooperation with oil and gas producers, to treat and dispose of their produced water while monetizing the minerals that are contained within that produced water stream that is being brought to the surface during the oil and gas production process. As we own the MAIM (Metallic and Industrial Mineral) claims to the minerals on the Valleyview Property, the minerals contained in their produced water stream fall under our rights. While we have had discussions with oil and gas consultants and oil operators regarding their difficulties in treating the brine at some of their fields, we have no formal agreements in place.

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

This initial unit was projected to be completed September 30, 2011 but has experienced delays due to modifications in the design of the generator and a hurricane in September impacting the production times for various part manufacturers. The generator is the critical component to the technology because the internal workings are where the cavitations are produced causing excitation of the molecules and heat which are the critical initial step to the separation of the suspended solids in the fluid stock. The final generator manufacturer was selected in the summer and after many design meetings with their team a decision was made in August to modify the design of the generator to make the components 40% larger, and configuring it vertically instead of horizontally. These adjustments were made to provide greater efficiency of the generator and the overall unit. They were collaboratively made and agreed upon by the scientist and engineers at Glottech and the engineers at the generator manufacturer. This modification to the generator design caused a material delay in the production but it also delayed the ordering of the other parts to the unit because each of the other components could not be designed and ordered until the generator design was finalized due to different size valves, different weight limits, and flow rates. The hurricane that caused flooding and power outages across the east coast in September also caused the generator manufacturer to be closed for nearly 2 weeks, delaying the ordered components for our generator.

We have been in communication with the COO of Glottech USA updating the progress of the unit weekly since the beginning of September. The initial generator parts arrived from the foundry and assembly began on November 1, 2011. This initial step is critical for the completion of the operational unit and allows for all of the other steps in the assembly process to begin. The only other major customized component that goes into the assembly of the unit is the phase separator. That phase separator has been ordered and delivery is expected on or before December 16, 2011.

Once the generator has been assembled, balanced, and tested at the manufacturer and the phase separator has been completed they will be sent to Glottech’s facility for final assembly of the unit. That process is scheduled to begin on or before November 21, 2011 and is projected to take 3 – 5 weeks. Assembly will begin at Glottech's facility when the generator is complete. Components will be installed into the overall system as they become available. Final assembly will proceed when the phase separator arrives at Glottech's facility. A fully assembled system is projected to be complete by mid January 2012. In working with Glottech management we have built this timeframe conservatively based upon information that we have today from the various vendors. Due to confidentiality of Glottech’s proprietary technology and vendor relationships we are unable to provide their names but we have received updates from each of the vendors to corroborate the information from Glottech and ensure the accuracy of the information provided above.

On May 3, 2011, we entered into a settlement agreement with Beeston Enterprises Ltd., in regard to all of Beeston’s claims against our company arising under an option agreement for the option of various mining claims from Beeston by our company dated September 25, 2009 and terminated by our company on March 17, 2011. Under the terms of the settlement Beeston received the sum of CDN$54,623.65 and 200,000 restricted shares of common stock of our company in full and complete settlement of all claims against our company including, but without limitation, all claims for the payment of various amounts due and owing to Beeston by our company under the terms of the option agreement for past and future mining claim maintenance fees, the costs for re-claiming four of the eight mining claims optioned under the option agreement and damages for the loss of four mining claims.

On June 29, 2011 we entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate total of $1,500,000; $1,000,000 paid on June 29, 2011 and $500,000 paid on July 12, 2011.

The initial debenture for $1,000,000 is due on December 28, 2012. The release of the full $1,500,000 to us is governed by the terms of an escrow agreement entered into on the same day. We received the initial $1,000,000 on June 29, 2011.

The debenture carries an interest rate of 12% per annum and is convertible at $0.83 per share subject to various prescribed conditions. Along with the debentures, we have issued warrants to acquire a total of 1,204,819 shares of our common stock for a period of five years at a price of $0.913. The warrants also include cashless exercise provisions in the event that the registration statement is not effective.

Pursuant to a registration rights agreement entered into with the investor on the same day, we are required to file a registration statement for the shares underlying the convertible debentures, as well as the warrants, within 30 days of the closing of the initial $1,000,000 and ensure that the registration statement is declared effective by the Securities and Exchange Commission within 120 days of the closing.

Also on June 29, 2011, Alexander Walsh, our officer and director, entered into a guaranty and pledge agreement whereby he pledged 25,000,000 shares of our common stock currently held by him, as collateral and guaranty for our obligations under the securities purchase agreement and the debentures.

On July 12, 2011 we received the remaining $500,000 from the investor and entered into a $500,000 convertible debenture. The debenture is due on December 28, 2012 and carries an interest rate of 12% per annum. The debenture is also convertible at $0.83 per share, subject to various prescribed conditions. Along with the debentures, we have issued to warrants to acquire a total of 602,410 shares of our common stock for a period of five years at a price of $0.913. The warrants also include cashless exercise provisions in the event that a registration statement covering is not effective. The debenture and warrants were entered into on July 12, 2011.

At our Valleyview Project we completed a 12 week sample testing program on May 31, 2011. We are initiating the process to complete the resource estimates for the Valleyview Project, and hope to have it completed by December 31, 2011. Immediate plans include conducting bulk sampling to be utilized in the design of a separation process to produce battery-grade lithium carbonate, potash (KCl), and magnesium hydroxide: Once the bulk sampling and separation process have been completed we will raise capital to build a pilot scale plant in Valleyview to begin the production of the outlined minerals. On July 28, 2011 we staked additional lands at our Valleyview Project bringing our contiguous claim holdings at the property to 517,960 acres.

On September 30, 2011 we invested CAD$100,000 in an exploration well at our Valleyview Project. The well is to be drilled to a total depth of 3500 meters taking core samples from multiple zones that have been targeted for hydrocarbon production. We made this investment because of our interest in the potential mineral production from these targeted zones and will have access to all data associated with the project. In return for our investment we also received 400,000 shares of working interest in the well valued at CAD$0.25 and will financially benefit from any value derived from the project if they find economically viable levels of oil and gas production. Drilling began on October 9, 2011 and is expected to be completed in November 2011. As of October 31, 2011 the well had been drilled to 3200 meters. The various cores samples that have been taken from zones on the way down to the target depth of 3500 meters have been sent to the lab for analysis.

APEX Geoscience Ltd., with whom we entered into a consulting agreement in August 2011, will assist us in furthering the Valleyview Project by completing a NI43-101 compliant technical report and resource estimate. The substantive steps and timeline of this project are as follows:

  July 20 to September 1, 2011: Download and prepare downhole GeoScout geological, geophysical, water chemistry and water production data required and forward to hydrogeological consultant. This part of the project has been completed.

  September 1 to October 30th, 2011: The water data from the testing program has been sent to the hydrogeological consultant and they have commenced downhole geological modeling of the pertinent reservoir geology in Micromine. Their report due at the end of October 2011 will give hydrogeological characteristics for the entire aquifer covering the 517,960 acres that we hold MAIM rights to at our Valleyview Project. A meeting between the hydrogeological consultant and Apex Geoscience is scheduled for November 10, 2011 to review the reported findings.

  October 30 to November 21, 2011: Receive and integrate aquifer data into Micromine. Start wire-framing aquifer data into a 3D model that will include porosity, effective porosity, permeability and potential flow dynamics. Once aquifer model is created and checked, integrate into some sort of basic formation water flow simulation model. Commence block modeling and in-situ resource estimate.

  November 21 to December 21, 2011: Complete resource estimation and create preliminary draft of Resource Technical Report, and upon review complete resource Technical Report. The report will only measure a resource estimate for the area from which we have received test sampling in the past and will be prepared to meet the NI43-101 technical report guidelines.

Our total budget for this project is $139,825. $60,500 is budgeted for reservoir characterization; $28,500 is budgeted for oilfield geological modeling; $18,075 is budgeted for formation water and reservoir geological modeling; $15,500 is budgeted for Li and other metal resource modeling; and $17,250 is budgeted for the 43-101 report preparation. Exploration work will be led by Mike Dufresne, President of APEX Geoscience Ltd.

On August 8, 2011 we retained a team of researchers from the University of Alberta to provide analysis of a separation process to target lithium, potassium, magnesium, and other mineral compounds in the Valleyview Project brine. The goal of working with the University of Alberta team is to develop novel and economical approaches/processes to separate the valuable minerals from the brine and develop a strategy to further refine the waste product to be utilized in various compounds of industrial salts. The first phase of the project is to be completed by the end of November 2011 and will develop a “white paper” of three to eight potential process flow candidates for further review in a pilot scale upon completion of the ultrasonic generator.

We have also initiated our exploration efforts at the Salta Project. On July 11, 2011 we contracted a firm to produce high resolution imaging of both sets of cateos to show road access to the properties and provide our exploration team the information they need to target the areas of the property that could produce the best early exploration results. On September 12, 2011 we engaged Montgomery & Associates to send a team to both properties associated with our Salta Project to get on site photographs and hand auger testing of the ground water. They will be collecting 20 – 30 samples to be sent for testing and capturing GPS coordinates for the samples to use for expanded exploration efforts. The team from Montgomery & Associates is set to travel to the property in November 2011.

Results of Operations

We have generated no revenues since inception and have incurred $752,700 and $6,856, respectively, in operating expenses for the three month periods ended September 30, 2011 and 2010.

The following provides selected financial data about our company for the three month periods ended September 30, 2011 and 2010.

Three months ended September 30, 2011 and 2010.

		Three months		Three months
		ended		ended
		September 30, 2011		September 30, 2010
Revenue	$	Nil	$	Nil
Operating Expenses		$752,700		$6,856
Net Loss		$(198,305)		$(6,856)

Operating expenses for the three months ended September 30, 2011 increased as a result of an increase in our operating expenses including $10,788 in advertising expenses, $93,675 in consulting fees, $16,677 in general and administrative expenses, $451,200 in investor relations; $77,046 in mining expenses, $31,572 in professional fees, $56,950 in wages and $14,792 in travel expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2011, and June 30, 2011, respectively.

Working Capital

	As at	As at
	September 30, 2011	June 30, 2011
Total assets	1,377,270	1,657,161
Total liabilities	2,209,385	2,290,971
Working capital	(604,458)	(633,810)

Cash Flows

	Three Months	Three Months
	ended	ended
	September 30, 2011	September 30, 2010
Net cash provided by (used in) operating activities	(451,826)	(313)
Net cash provided by (used in)investing activities	(97,464)	Nil
Net cash provided by (used in)financing activities	500,000	217
Increase (Decrease) in cash	(49,290)	(96)

We had cash of $960,703 as of September 30, 2011 as compared to cash of $1,009,993 as of June 30, 2011. We had a working capital deficit of $604,458 as of September 30, 2011 compared to a working capital of $633,810 as June 30, 2011.

The report of our auditors on our audited financial statements for the fiscal year ended June 30, 2011, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Anticipated Cash Requirements

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

On June, 29, 2011 we entered into a debenture agreement which provided $1,500,000 to the company fulfilling our planned exploration expenditures as well as providing working capital to the company’s future planning. Our present plan of operations calls for $650,000 in planned exploration, operation, and administrative expenses for the year end June 30, 2012.

We received the initial $1,000,000 on June 29, 2011 and the remaining $500,000 on July 12, 2011. The debentures mature on December 28, 2012 and carry an interest rate of 12% per annum. The interest is payable on the maturity date in cash or, at our option, in duly authorized, validly issued, fully paid and non-assessable shares of our common stock, subject to certain prescribed conditions. The debentures are also convertible, in whole or in part, into shares of common stock at a price equal to (i) the lesser of 65% of the lowest reported sale price of the common stock for the twenty trading days immediately prior to the date of conversion, or (ii) $0.83 per share, subject to various prescribed conditions. The investor may not convert the debentures at any time if upon such conversion the investor would become the beneficial owner of more than 4.99% of the outstanding shares of our common stock. The debentures include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock.

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

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. On June 29, 2011 we entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate total principal of $1,500,000. We received the initial $1,000,000 on June 29, 2011 and the remaining $500,000 on July 12, 2011. The investor has a right to invest an additional $1,500,000 on the same terms. We currently do not have any other arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $960,703 and $1,009,993 in cash and cash equivalents at September 30, 2011 and June 30, 2011, respectively.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-Up Costs,” our company expenses all costs incurred in connection with the start-up and organization of our company.

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

Concentrations of Credit Risk

Our company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. Our company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. Our company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

Foreign Currency Translations

Our company’s functional and reporting currency is the US dollar. All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to September 30, 2011.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to September 30, 2011, our company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to September 30, 2011.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006).

3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009).

3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8-K/A filed on April 23, 2009).

3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010).

(10)	Material Contracts

10.1	Option to Enter Joint Venture Agreement between our company and USA Uranium Corp. dated July 31, 2009 (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2009).

10.2	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011).

10.3	Purchase Option Agreement between our company and Salta Water Co. dated January 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 2, 2011).

10.4	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011).

10.5	Mutual Release between our company and Beeston Enterprises Ltd. dated May 3, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2011).

10.6	Securities Purchase Agreement between our company and an investor dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).

10.7	Registration Rights Agreement between our company and an investor dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).

10.8	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).

10.9	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).

10.10	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).

10.11	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).

10.12	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011).

10.13	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011).

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certification

Exhibit No.	Description

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITHIUM EXPLORATION GROUP, INC. (Registrant)

Date: November 3, 2011
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)