Form 10-Q/A
period 2011-09-30
Lithium Exploration Group, Inc.
filed 2011-11-16
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________________ to____________________________

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended September 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 3, 2011 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

Item 6. Exhibits

Exhibit No.	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006).

3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009).

3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8-K/A filed on April 23, 2009).

3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010).

(10)	Material Contracts

10.1	Option to Enter Joint Venture Agreement between our company and USA Uranium Corp. dated July 31, 2009 (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2009).

10.2	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011).

10.3	Purchase Option Agreement between our company and Salta Water Co. dated January 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 2, 2011).

10.4	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011).

10.5	Mutual Release between our company and Beeston Enterprises Ltd. dated May 3, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2011).

10.6	Securities Purchase Agreement between our company and an investor dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).

10.7	Registration Rights Agreement between our company and an investor dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).

10.8	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).

10.9	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).

10.10	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).

10.11	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).

10.12	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011).

10.13	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011).

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

Exhibit No.	Description

(32)	Section 1350 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: November 16, 2011	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)