Form 10-Q
period 2011-12-31
Lithium Exploration Group, Inc.
filed 2012-02-14
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number 333-137481

LITHIUM EXPLORATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1781911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3200 N. Hayden Road, Suite 235, Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)

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
53,115,476 common shares issued and outstanding as of January February 11 , 2012.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended December 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LITHIUM EXPLORATION GROUP, INC.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

The accompanying notes are an integral part of these financial statements

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Consolidated Balance Sheets
	December 31,	June 30,
	2011	2011
	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$568,458	$1,009,993
Prepaid expenses	205,568	647,168
Total current assets	774,026	1,657,161

Investment (Note 8)	197,393	-

Total Assets	$971,419	$1,657,161

LIABILITIES

Current
Accounts payable and accrued liabilities	$132,555	$183,194
Derivative liability (Note 6)	975,904	2,060,240
Due to related party (Note 7)	47,537	47,537
Convertible debentures	325,302	-
Accrued interest (Note 6)	82,677	-

Total Liabilities	1,563,975	2,290,971

STOCKHOLDERS’ DEFICIT

Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 500,000,000 common shares, $0.001 par value Issued and outstanding: 53,115,476 common shares (June 30, 2011 – 51,115,476)	53,116	51,116
Additional paid-in capital	26,639,907	24,781,907
Deficit accumulated during the exploration stage	(27,285,579)	(25,466,833)
Total Stockholders’ Deficit	(592,556)	(633,810)

Total Liabilities and Stockholders’ Deficit	$971,419	$1,657,161

The accompanying notes are an integral part of these financial statements

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

					Cumulative from
	Three Months		Six Months		Inception
	Ended December 31,		Ended December 31,		(May 31, 2006) to
	2011	2010	2011	2010	December 31, 2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
Advertising	14,484	-	25,272	-	52,367
Consulting	48,000	-	141,675	-	253,575
Director fees	-	-	-	-	17,595,000
General and administrative	9,018	748	25,695	844	48,963
Investor relations (Note 3)	130,400	-	581,600	-	732,000
Management fees	-	-	-	-	45,000
Mining expenses (Note 5)	94,558	90,000	171,604	90,000	6,450,510
Professional fees	36,976	3,923	68,548	10,683	228,575
Travel	7,598	-	22,390	-	37,387
Wages	41,369	-	98,319	-	98,319

Loss from operations	(382,403)	(94,671)	(1,135,103)	(101,527)	(25,541,696)

Other income (expenses)
Accretion of beneficial conversion feature (Note 6)	(45,181)	-	(325,302)	-	(325,302)
Interest on convertible debenture (Note 6)	(37,677)	-	(82,677)	-	(82,677)
Gain on derivative liability (Note 6)	704,820	-	2,090,361	-	2,198,795
Loss on discharge of indebtedness (Note 6)	(1,275,000)	-	(1,275,000)	-	(1,275,000)
Financing expense (Note 6)	(585,000)	-	(1,091,025)	-	(2,259,699)

Loss before income taxes	(1,620,441)	(94,671)	(1,818,746)	(101,527)	(27,285,579)

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net loss for the Period	(1,620,441)	(94,671)	(1,818,746)	(101,527)	(27,285,579)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.00)	$(0.04)	$(0.00)

Weighted Average Number of Common Shares Outstanding	51,963,302	47,375,000	51,539,389	47,375,000

The accompanying notes are an integral part of these financial statements

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to December 31, 2011
	Common Stock
				Deficit
				Accumulated
				During the
	Number of		Additional	Exploration	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at $0.01 cash per share, June 6, 2006	20,000,000	20,000	-	-	20,000
Loss for the period (Unaudited)	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006 (Unaudited)	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at $0.01 per share, July 1, 2006	10,000,000	10,000	-	-	10,000
Common shares issued for cash at $0.04 per share, December 11, 2006	17,375,000	17,375	52,125	-	69,500
Loss for the year (Unaudited)	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007 (Unaudited)	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the year	-	-	-	(31,624)	(31,624)
Balance – June 30, 2009	47,375,000	47,375	52,125	(116,519)	(17,019)
Loss for the year	-	-	-	(20,639)	(20,639)
Balance – June 30, 2010	47,375,000	47,375	52,125	(137,158)	(37,658)
Common shares issued for cash at $1.00 per share, January 27, 2011	250,000	250	249,750	-	250,000
Common shares issued for cash at $5.25 per share, April 28, 2011	190,476	191	999,809	-	1,000,000
Common shares issued for mining expenses and related finder’s fees	500,000	500	49,500	-	50,000
Common shares issued for settlement of mining expenses	200,000	200	739,800	-	740,000
Common shares issued for director fees	2,300,000	2,300	17,592,700	-	17,595,000
Common shares issued for investor relations	300,000	300	701,700	-	702,000
Options issued for mining expenses			4,396,523		4,396,523
Loss for the year	-	-	-	(25,329,675)	(25,329,675)
Balance – June 30, 2011	51,115,476	51,116	24,781,907	(25,466,833)	(633,810)
Common shares issued for debt conversion	2,000,000	2,000	1,858,000	-	1,860,000
Loss for the period (Unaudited)	-	-	-	(1,818,746)	(1,818,746)
Balance – December 31, 2011 (Unaudited)	53,115,476	$53,116	$26,639,907	$(27,285,579)	$(592,556)

The accompanying notes are an integral part of these financial statements

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative from
	Six Months	Six Months	Inceptions (May 31,
	Ended	Ended	2006) to December
	December 31, 2011	December 31, 2010	31, 2011
Cash Flows from Operating Activities
Net loss for the period	$(1,818,746)	$(101,527)	$(27,285,579)
Items not affecting cash:
Common shares issued for mining expenses and related finder’s fees	-	-	790,000
Common shares issued for director fees	-	-	17,595,000
Common shares issued for investor relations	-	-	702,000
Options issued for mining expenses	-	-	4,396,523
Interest accrued on convertible debenture	82,677	-	82,677
Accretion of beneficial conversion feature	325,302	-	325,302
Financing expense	1,091,025	-	2,259,699
Loss on discharge of indebtedness	1,275,000	-	1,275,000
Gain on derivative liability - warrants	(2,090,361)	-	(2,198,795)

Changes in operating assets and liabilities:
Prepaid expenses	441,600	200	(205,568)
Accounts payable and accrued liabilities	(50,639)	90,148	132,555
Net cash used in operations	(744,142)	(11,179)	(2,131,186)

Cash Flows from Investing Activities
Investment	(197,393)	-	(197,393)
Net cash used in investing activities	(197,393)	-	(197,393)

Cash Flows from Financing Activities
Advance from related party	-	10,738	47,537
Issuance of common shares for cash	-	-	1,349,500
Issuance of convertible debenture	500,000	-	1,500,000
Net cash provided by financing activities	500,000	10,738	2,897,037

Increase (decrease) in cash and cash equivalents	(441,535)	(441)	568,458
Cash and cash equivalents - beginning of period	1,009,993	441	-
Cash and cash equivalents - end of period	$568,458	$-	$568,458

Supplementary Cash Flow Information
Non-cash investing and financing activities:
Common stock issued for debt	$1,860,000	$-	$1,860,000
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
December 31, 2011
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

The Company is an exploration stage company that engages principally in the acquisition, exploration, and development of resource properties. Prior to June 25, 2009, the Company had the right to conduct exploration work on 20 mineral mining claims in Esmeralda County, Nevada, U.S.A. On July 31, 2009, the Company acquired an option to enter into a joint venture for the management and ownership of the Jack Creek Project, a mining project located in Elko County, Nevada. On September 25, 2009, the joint venture was terminated and the Company entered into an agreement with Beeston Enterprises Ltd., under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada. On December 16, 2010, the Company entered into an Assignment Agreement to acquire an undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada (see Note 5). On January 18, 2011, the Company entered into a Purchase Option Agreement to acquire an undivided 60% interest in certain mineral claims known as the Salta Aqua Claims located in Salta Province, Argentina after exploring the project further we have determined that a commercially viable economic mineral deposit was not found on the property and accordingly, on January 18, 2012, our company abandoned the Salta Project. See Note 5). To date, the Company’s activities have been limited to its formation, the raising of equity capital and its mining exploration work program.

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in FASC 915-10-05 “Development Stage Entities,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
December 31, 2011
(Unaudited)

2.	Significant Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiary 1617437 Alberta Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company. Significant estimates that may materially change in the near term include the valuation of derivative liabilities and the underlying warrants, as well as fair value of investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $568,458 and $1,009,993 in cash and cash equivalents at December 31, 2011 and June 30, 2011, respectively.

Prepaid expenses

Prepaid expenses mainly consist of legal retainers, deposit for mineral property exploration, and shares issued for investor relations. Legal retainers and deposit for mineral property exploration will be expensed in the period when services are completed. Shares issued for investor relations are amortized as investor relation expenses over service term.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-Up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
December 31, 2011
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

Potentially dilutive securities are not presented in the computation of EPS since their effects are anti-dilutive.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to December 31, 2011.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
December 31, 2011
(Unaudited)

2.	Significant Accounting Policies - Continued

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to December 31, 2011, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to December 31, 2011.

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
December 31, 2011
(Unaudited)

2.	Significant Accounting Policies - Continued

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2011-12 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
December 31, 2011
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

On January 18, 2011, the Company issued 250,000 common shares at a market price of $0.10 per share for mining expenses relating to the Salta Aqua Claims (Note 5)

On March 7, 2011, the Company issued 250,000 common shares at a market price of $0.10 per share for finder’s fees relating to the Salta Aqua Claims (Note 5)

On April 29, 2011, the Company issued 200,000 common shares at a market price of $3.70 per share for settlement of mineral claims in Clinton Mining District (Note 5)

On May 10, 2011, the Company issued 190,476 shares of common stock in a private placement to an unrelated off-shore investor at $5.25 per share for total cash proceeds of $1,000,000.

On June 11, 2011, the Company issued 300,000 common shares at a market price of $2.34 per share for investor relations.

On November 22, 2011, the Company issued 2,000,000 common shares at a deemed price of $0.93 per share for debenture conversion of $1,860,000 (Note 6).

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
December 31, 2011
(Unaudited)

3.	Capital Stock - Continued

Since its inception (May 31, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount

06/06/06	Shares issued for cash	20,000,000	$0.001	$20,000
07/01/06	Shares issued for cash	10,000,000	0.001	10,000
12/11/06	Shares issued for cash	17,375,000	0.004	69,500
01/18/11	Shares issued for mining expenses	250,000	0.100	25,000
01/27/11	Shares issued for cash	250,000	1.000	250,000
03/07/11	Shares issued for mining expenses	250,000	0.100	25,000
04/27/11	Shares issued for director fees	2,300,000	7.650	17,595,000
04/29/11	Shares issued for settlement of mining expenses	200,000	3.700	740,000
05/10/11	Shares issued for cash	190,476	5.250	1,000,000
06/11/11	Shares issued for investor relation	300,000	2.340	702,000

11/22/11	Shares issued for debenture conversion	2,000,000	0.930	1,860,000

	Cumulative Totals	53,115,476		$22,296,500

Of these shares, 32,300,000 were issued to directors and officers of the Company. 17,815,476 were issued to independent investors. 500,000 were issued for mining expenses (Note 5). 300,000 were issued for investor relation expenses. 200,000 were issued for debt settlement. 2,000,000 were issued for debenture conversion (Note 6). There are no preferred shares outstanding. The Company has no stock option plan, warrants or other dilutive securities, other than an option granted to Glottech for 2,000,000 shares (Note 5) and warrants issued to acquire 2,409,639 shares of the Company regarding a convertible debenture (Note 6).

As per management agreements, the Company is obligated to issue 300,000 common shares to two directors by April 27, 2012 and April 27, 2013 respectively provided that they continue to serve as members to the Company’s board of directors. 300,000 common shares were issued to the two directors on April 27, 2011.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
December 31, 2011
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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through December 31, 2011 of $5,675,549 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $1,254,000 and $18,000 during the periods ended December 31, 2011 and 2010, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2011, June 30, 2010 and June 30, 2009 are still open for examination by the Internal Revenue Service (IRS).

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
December 31, 2011
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

Mineral Permit

On December 16, 2010, the Company entered into an Assignment Agreement to acquire the following:

a. )	An undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada.
b. )	All of the assignor’s right, title and interest in and to the Option Agreement.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
December 31, 2011
(Unaudited)

5.	Mineral Property Costs - Continued

Mineral Permit - Continued

In consideration for the Assignment, the Company agreed to pay US$90,000 by way of cash or stock of equal value (consisting of amounts previously paid by the Assignor pursuant to the Option Agreement). The full $90,000 (consisting of option payments ‘i’ and ‘vi’ below) was expensed and included in the December 31, 2011 accounts payable balance. The Option shall be in good standing and exercisable by the Company by paying the following amounts on or before the dates specified in the following schedule:

i. )	CDN $40,000 (paid) upon execution of the agreement;
ii. )	CDN $60,000 (paid) on or before January 1, 2012;
iii. )	CDN $100,000 on or before January 1, 2013;
iv. )	CDN $300,000 on or before January 1, 2014; and
v. )	Paying all such property payments as may be required to maintain the mineral permits in good standing.
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
December 31, 2011
(Unaudited)

5.	Mineral Property Costs - Continued

Mineral Claims, Salta Agua Claims

By agreement dated January 18, 2011, the Company entered into a Purchase Option Agreement to acquire an undivided 60% interest in certain mineral claims known as the Salta Agua Claims located in Salta Province, Argentina.

To earn an undivided 60% interest in the Property, the Company must:

i)	pay to the Optionor a total of US$375,000 as follows:
	a)	US$25,000 (paid) upon execution of the agreement;
	b)	US$50,000 (paid) within thirty days after the effective date;
	c)	US$100,000 on or before January 18, 2012 (not paid);
	d)	US$100,000 on or before January 18, 2013;
	e)	US$100,000 on or before January 18, 2014;

ii)	allot and issue to the Optionor, up to a total of 1,000,000 common shares as follows:
	a)	250,000 Shares within thirty days after the effective date (issued)(Note 3);
	b)	250,000 Shares on or before January 18, 2012 (not issued);
	c)	250,000 Shares on or before January 18, 2013;
	d)	250,000 Shares on or before January 18, 2014;

iii)	incur Exploration Expenditures of not less than a cumulative total of US$4,000,000 as follows:
	a)	US$250,000 on or before January 18, 2013;
	b)	US$500,000 on or before January 18, 2014;
	c)	US$1,250,000 on or before January 18, 2015;
	d)	US$2,000,000 on or before January 18, 2016.

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

The agreement has been terminated subsequent to the period ended December 31, 2011 and no further payments are due on this option (see note 10).

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
December 31, 2011
(Unaudited)

5.	Mineral Property Costs - Continued

Glottech Technology

On March 17, 2011 and subsequently amended on November 18, 2011, the Company entered into a letter agreement to acquire one initial unit of proprietary and patented mechanical ultrasound technology for use in water purification, inclusive of its process of separating from water, as the primary fluid stock, the salt and other minerals and by –products contained therein, with Glottech – USA.

To acquire the unit, the Company must make the following payments:

a)	US$25,000 upon execution of the agreement (paid);
b)	US$75,000 within 180 days of execution of the agreement (paid);
c)	US$700,000 within 10 days of receipt of invoice from Glottech –USA LLC if the payment in b) is made (paid).
d)

The Company also granted an option to acquire 2,000,000 shares at $1.00 per share to Glottech – USA upon receipt of the operational ultrasonic generator that they are building for Lithium Exploration Group. The 2,000,000 shares are to be paid from outstanding shares owned by Alex Walsh, company CEO.

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

The option (resulting in additional mining expenses of $4,396,523) was valued using Black-Scholes method using the following assumptions:

  Risk-free interest rate - 0.18%
  Term – One Year
  Dividend yield – 0%
  Exercise price - $1.00
  Underlying stock price - $2.47
  Volatility – 257%

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
December 31, 2011
(Unaudited)

6.	Convertible Debenture

Prior to June 30, 2011, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate total of $1,500,000.The debenture is due on December 28, 2012 and carries an interest rate of 12% per annum. The debenture is convertible at $0.83 per share subject to various prescribed conditions. On November 22, 2011, $1,660,000 of the debenture was converted to 2,000,000 common shares at a deemed price of $0.93. During the period ended December 31, 2011, an interest expense of $82,677 was accrued.

The debentures include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock.

Along with the debenture, the Company issued warrants to acquire a total of 2,409,639 shares of the Company for a period of five years at an exercise price of $0.913 of which 1,204,819 warrants were granted on June 29, 2011and 602,410 warrants were granted on July 12, 2011.

The warrants include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock.

The warrants bear a cashless exercise provision which resulted in derivative liability treatment under ASC topic 815-10-55 totaling $2,168,674 and $1,006,025 for warrants issued on June 29, 2011 and July 12, 2011 respectively. Because proceeds from the debenture as of June 30, 2011 were only $1,000,000, corresponding 1,204,819 warrants resulted in additional financing expenses of $1,168,674 in the year ended June 30, 2011. In July 2011, additional proceeds of $500,000 from the debenture were received. Corresponding 602,410 warrants resulted in additional financing expenses of $506,025 in the period ended December 31, 2011. In November, 2011, $1,860,000 of the debenture was converted to 2,000,000 common shares of the Company at a deemed price of $0.93. Corresponding 1,204,819 warrants resulted in additional financing expenses of $1,860,000 in the period ended December 31, 2011.

The Company used the Lattice Model for valuing warrants using the following assumptions:

  Risk-free interest rate – 0.83%
  Term – 5 years
  Dividend yield – 0%
  Underlying stock price - $0.54
  Volatility – 453%

At December 31, 2011, the warrants were valued at $975,904 resulting in a gain on derivative liability of $2,090,361 in the six months period ended December 31, 2011. The corresponding beneficial conversion feature of the initial $1,500,000 was accreted to interest expense over the term of debenture of 18 months. During the six month period ended December 31, 2011, an accretion of $325,302 was recognized.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
December 31, 2011
(Unaudited)

7.	Due to Related Party

As of December 31, 2011 and June 30, 2011, the Company was obligated to a director for a non-interest bearing demand loan with a balance of $47,537 and $47,537, respectively. The Company plans to pay the loan back as cash flows become available.

8.	Investment

During the period ended December 31, 2011, the Company paid US$197,393 (CDN $200,000) in consideration for 800,000 shares of First Reef Energy Inc.

The Company intends to sell the securities purchased in the near term, and accordingly, has classified them as Available-for-Sale securities, wherein, unrealized gains or losses resulting from marking the securities to market are recorded in other comprehensive income. The securities are valued using Tier Three inputs in accordance with FASB ASC 870-10: Fair Value Measurements and Disclosure (FASB 157) resulting in estimated fair value of $197,393 at December 31, 2011. Resulting other comprehensive income is nominal.

9.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2011, the Company had a working capital deficiency of $789,949 and an accumulated deficit of $26,639,907. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

Notes to Consolidated Interim Financial Statements
December 31, 2011
(Unaudited)

10.	Subsequent Events

Employment Agreement

On January 12, 2012, the Company entered into an employment agreement with a director. Commencing on January 12, 2012, the director will be employed for 24 months ending on January 12, 2014. Pursuant to the agreement, annual salary of US$120,000 is payable monthly in cash or if the Company does not have available cash, in shares of the Company’s common stock.

Consulting Agreements

On January 12, 2012, the Company entered into two consulting agreements with consultants to provide services as members of the Board of Directors in regards to the Company’s management and operations. The compensation for the services to be provided by each consultant will be 150,000 shares of the Company’s common stock issuable at the beginning of each year from an effective date of April 27, 2011 to April 27, 2014, of which 150,000 shares have already been issued to each consultant in their first year of service.

The Company has evaluated subsequent events from December 31, 2011 through the date of this report, and determined there are no additional items to disclose.

Termination of Option Agreement

The option agreement related to Salta Aqua Claims has been terminated subsequent to the period ended December 31, 2011 (see note 5).

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

Corporate History

We were incorporated on May 31, 2006 in the State of Nevada under the name “Mariposa Resources, Ltd.” Prior to June 25, 2009, we had the right to conduct exploration work on 20 mineral mining claims in Esmeralda County, Nevada. On July 31, 2009, we acquired an option to enter into a joint venture for the management and ownership of the Jack Creek Project, a mining project located in Elko County, Nevada. On September 25, 2009, the joint venture was terminated and we entered into an agreement with Beeston Enterprises Ltd., under which our company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada. On March 17, 2011 we terminated the option agreement with Beeston. Effective November 30, 2010, we changed our name to “Lithium Exploration Group, Inc.” by way of a merger with our wholly-owned subsidiary Lithium Exploration Group, Inc., which was formed solely for the change of name.

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

On January 18, 2011, we entered into a purchase option agreement with Salta Water Co. and we have acquired a 60% interest on the Salta Aqua claims in Salta Province, Argentina. We have a further option to acquire the remaining 40% interest from Salta Water. On January 18, 2011, we issued 250,000 shares of common stock at a deemed price of $0.10 per share for mining expenses relating to the Salta Aqua Claims. The price of the issued shares was based on the market price of the shares on January 18, 2011.

On March 17, 2011, we entered into a letter agreement with Glottech-USA, LLC for an acquisition of one initial unit of certain proprietary and patented mechanical ultrasound technology for use in the water treatment in regards to our lithium operations in Alberta, Canada. Alexander Walsh, an office and director of our company, met the principals of Glottech-USA in 2009 in the course of operating his consulting company AW Enterprises LLC. Pursuant to the terms of the agreement, Glottech-USA will assemble and ship to our company one unit of the technology specifically designed for our water treatment purposes and will license the use of the technology. Furthermore, we have agreed that in the event that we have purchased a minimum of five technology units within twelve months from the date of execution, Glottech-USA has agreed that it will neither license nor lease the technology to any third party for the purposes of mineral extraction in the country of Canada.

On April 29, 2011, we entered into a settlement agreement with Beeston Enterprises Ltd., in regard to all of Beeston’s claims against our company arising under an option agreement for the option of various mining claims from Beeston by our company dated September 25, 2009 and terminated by our company on March 17, 2011. Under the terms of the settlement Beeston received the sum of CDN$54,623.65 and 200,000 restricted shares of common stock of our company in full and complete settlement of all claims against our company including, but without limitation, all claims for the payment of various amounts due and owing to Beeston by our company under the terms of the option agreement for past and future mining claim maintenance fees, the costs for re-claiming four of the eight mining claims optioned under the option agreement and damages for the loss of four mining claims.

At our Valleyview Project in the Swan Hills and Valleyview Region of west-central Alberta, we completed a 12 week sample testing program on May 31, 2011. We are initiating the process to complete the resource estimates for the Valleyview Project, and hope to have it completed by January 31, 2012. Immediate plans include conducting bulk sampling to be utilized in the design of a separation process to produce battery-grade lithium carbonate, potash (KCl), and magnesium hydroxide. Once the bulk sampling and separation process have been completed we will raise capital to build a pilot scale plant in Valleyview to begin the production of the outlined minerals. On July 28, 2011, we staked additional lands at our Valleyview Project bringing our contiguous claim holdings at the property to 517,960 acres. Additionally, on December 15, 2011, we staked an additional 135,000 acres approximately 50 miles south of the Valleyview Property. Our total MAIM (Metallic and Industrial Mineral) claim holdings in the Swan Hills region are now over 650,000 acres.

On June 29, 2011 we entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate total of $1,500,000. $1,000,000 was paid on June 29, 2011 and $500,000 was paid on July 12, 2011.

The initial debenture for $1,000,000 is due on December 28, 2012. The release of the full $1,500,000 to us is governed by the terms of an escrow agreement entered into on the same day.

The debenture initially carries an interest rate of 12% per annum and is convertible at $0.83 per share subject to various prescribed conditions. Along with the debentures, we have issued warrants to acquire a total of 1,204,819 shares of our common stock for a period of five years at a price of $0.913. The warrants also include cashless exercise provisions in the event that the registration statement is not effective.

Pursuant to a registration rights agreement entered into with the investor on the same day, we were required to file a registration statement for the shares underlying the convertible debentures, as well as the warrants, within 30 days of the closing of the initial $1,000,000 and ensure that the registration statement is declared effective by the Securities and Exchange Commission within 120 days of the closing. That process is still underway and has gone beyond the 120 day initial period activating a $0.10 penalty on the share conversion price for any conversions of stock. The price of the conversion is now $0.73.

Also on June 29, 2011, Alexander Walsh, an officer and director of our company, entered into a guaranty and pledge agreement whereby he pledged 25,000,000 shares of our common stock currently held by him, as collateral and guaranty for our obligations under the securities purchase agreement and the debentures.

On July 12, 2011 we received the remaining $500,000 from the investor and entered into a $500,000 convertible debenture. The debenture is due on December 28, 2012 and carries an interest rate of 12% per annum. The debenture is also convertible at $0.83 per share, subject to various prescribed conditions. Along with the debentures, we have issued warrants to acquire a total of 602,410 shares of our common stock for a period of five years at a price of $0.913. The warrants also include cashless exercise provisions in the event that a registration statement covering it is not effective. The debenture and warrants were entered into on July 12, 2011.

On November 22, 2011, we issued 2,000,000 shares of our common stock, at $0.2925 per share, upon receiving a notice of conversion from an investor converting $585,000 of a total $1,000,000 debt owed, pursuant to the securities purchase agreement entered into on June 29, 2011. The balance of debt remaining to the investor is $915,000.

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

  September 1 to October 30th, 2011: The water data from the testing program has been sent to the hydrogeological consultant and they have commenced downhole geological modeling of the pertinent reservoir geology in Micromine. Their report gave hydrogeological characteristics for the entire aquifer covering the 517,960 contiguous acres that we hold MAIM rights to at our Valleyview Project. A meeting between the hydrogeological consultant and Apex Geoscience took place on November 10, 2011 where they discussed the initial findings of the hydrogeological characteristics and how best to incorporate the findings into the technical report.

  October 30 to January 15, 2012: Receive and integrate aquifer data into Micromine. Start wire-framing aquifer data into a 3D model that will include porosity, effective porosity, permeability and potential flow dynamics. Once aquifer model is created and checked, integrate into some sort of basic formation water flow simulation model. Commence block modeling and in-situ resource estimate. The draft of the hydrogeological report arrived on January 15, 2012 and is being incorporated into the Resource Technical Report.

  January 16 to February 15, 2012: Complete resource estimation and create preliminary draft of Resource Technical Report, and upon review complete resource Technical Report. The report will only measure a resource estimate for the area from which we have received test sampling in the past and will be prepared to meet the NI43-101 technical report guidelines.

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

On August 8, 2011 we retained a team of researchers from the University of Alberta to provide analysis of a separation process to target lithium, potassium, magnesium, and other mineral compounds in the Valleyview Project brine. The goal of working with the University of Alberta team is to develop novel and economical approaches/processes to separate the valuable minerals from the brine and develop a strategy to further refine the waste product to be utilized in various compounds of industrial salts. The first phase of the project has been completed and we have been provided with a “white paper” of three potential process flow candidates for further review in a pilot scale upon completion of the ultrasonic generator.

We have also initiated our exploration efforts at the Salta Project. On July 11, 2011 we contracted a firm to produce high resolution imaging of both sets of cateos to show road access to the properties and provide our exploration team the information they need to target the areas of the property that could produce the best early exploration results. On September 12, 2011 we engaged Montgomery & Associates to send a team to both properties associated with our Salta Project to get on site photographs and hand auger testing of the ground water. On December 27-29, 2011 they traveled to the properties taking photos of the surrounding area and collected 15 samples. The samples taken from our property have been sent to a local laboratory for testing. From these samples we have determined that a commercially viable economic mineral deposit was not found on the property and accordingly, on January 18, 2012, our company abandoned the Salta Project.

On September 30, 2011 we invested CAD$100,000 in an exploration well at our Valleyview Project. The well is to be drilled to a total depth of 3500 meters taking core samples from multiple zones that have been targeted for hydrocarbon production. We made this investment because of our interest in the potential mineral production from these targeted zones and will have access to all data associated with the project. In return for our investment we also received 400,000 shares of working interest in the well valued at CAD$0.25 and will financially benefit from any value derived from the project if they find economically viable levels of oil and gas production. Drilling began on October 9, 2011 and was completed in November 2011. The operator identified 4 potentially producible zones for oil and gas. Subsequent to identifying producible zones for oil and gas, on November 28, 2011 we invested an additional CAD$100,000 to fund the completion of the well and maintain our 3.5% working interest in the well. The operator has perforated the well and should begin producing oil and gas from it in the first quarter of 2012. Our geological team at Apex Geoscience is reviewing the core samples to analyze the aquifers of interest to our lithium production and from the initial tests of the well we were able to recover 3 water samples to test for mineral content. We will begin doing additional testing of the content of the water after the well has been completed and is producing.

On November 18, 2011, we entered into another letter agreement with Glottech-USA, LLC, which will govern distribution rights, exclusivity and royalty provisions as they relate to Glottech’s proprietary and patented mechanical ultrasound technology for use in water purification in the process of separation of salt and other minerals from lithium bearing brine produced from oil and gas operations. This letter replaces all agreements previously entered into between our company and Glottech.

Pursuant to the terms of the agreement, we are granted an exclusive license to use and distribute the technology within the Swan Hills region of Alberta as well as the non-exclusive right to distribute the technology within Canada. Glottech has agreed not to distribute, or license, this product within Canada for the term of the agreement to any entities involved in the business of mineral exploration or production. Our distribution rights will be subject to a distribution agreement to be entered into by the two parties.

We will be subject to royalty payments on any revenue created by the use or distribution of the acquired technology. We have applied to the Securities and Exchange Commission for confidential treatment pursuant to Rule 26b-2 of the Securities Exchange Act of 1934 regarding the particulars of the royalty payments and distribution contract. We believe that public disclosure of these terms could potentially damage the ability of Glottech and our company to distribute the technology to other users.

Pursuant to the terms of the agreement we will acquire one initial unit of Glottech’s technology for operations in the Swan Hills region of Alberta. The use of this unit will be subject to a license and lease agreement to be entered into by both parties.

We have previously made the following payments in association with the production of a working unit of Glottech’s technology:

A.	$25,000 on March 21, 2011 in consideration for entering into the letter agreement dated March 17, 2011;
B.	$75,000 on May 27, 2011; and
C.	$700,000 on May 27, 2011.

The term of the letter agreement and consequently our ability to distribute the unit of Glottech’s technology shall be for an initial period of five years, automatically renewable thereafter for successive five year periods of time so long as we, directly or indirectly through third party purchasers, have licensed five technology units from Glottech per year.

Additionally, as part of the letter agreement, Alexander Walsh, an officer and director of our company, upon the delivery of an operational unit to us will also provide Glottech with the option, for a period of 12 months to acquire 2,000,000 shares of our common stock currently held by him, for a total price of $1 per share. If, for any reason, Mr. Walsh fails to deliver the 2,000,000 shares of our common stock to Glottech, it will be our responsibility to issue the shares from treasury.

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

We have been in communication with the chief operating officer of Glottech USA updating the progress of the unit weekly since the beginning of September 2011. The initial generator parts arrived from the foundry and assembly began on November 1, 2011. Due to delays at the foundry, the other parts of the generator arrived at the manufacturer’s facility sporadically between December 1 and December 27, 2011. As of January 11, 2012, all of the parts had arrived at the manufacturer and the assembly, balancing, and quality control testing of the unit is underway. The only other major customized component that goes into the assembly of the unit is the phase separator. That phase separator arrived on December 28, 2011 and has been mounted on the base of the unit. The assembly of other componentry has begun but certain parts of the final technology unit cannot be installed until arrival of the generator. Based on our most recent update from the manufacturer on December 28, 2011 was expected on January 28, 2012. The generator was delivered to Glottech USA’s facility in West Chester, PA on Friday February 3, 2012. It is being mounted and prepared for intial testing which we expect to take place before the end of February 2012.

On January 12, 2012 we entered into an employment agreement with Alexander Walsh, for services provided by Mr. Walsh as an officer and director of our company. The employment agreement is effective for a period of twenty four months from January 12, 2012 at an annual salary of $120,000 payable in monthly cash installments or, in the event cash is unavailable, in shares of our company’s common stock. The employment agreement also provides for liability insurance and reimbursement of any travel and out-of-pocket expenses incurred and approved by our company.

Also on January 12, 2012, we entered into consulting agreements with Brandon Colker and Jonathan Jazwinski for services provided by them as members of our board of directors in regards to its management and operations for a period of twenty four months from April 27, 2011. Pursuant to the terms of the consulting agreements, Mr. Colker and Mr. Jazwinski will each receive compensation payable in 150,000 shares of our company's common stock issuable at the beginning of every year served during the term of their agreements, with 150,000 for the first year having previously been issued.

Results of Operations

We have generated no revenues since inception and have incurred $382,403 and $1,135,103, respectively, in operating expenses for the three and six month periods ended December 31, 2011.

The following provides selected financial data about our company for the three and six month periods ended December 31, 2011 and 2010.

Three months ended December 31, 2011 and 2010.

		Three months		Three months
		ended		ended
		December 31,		December 31,
		2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$382,403		$94,671
Net Loss		$(1,620,441)		$(94,671)

Operating expenses for the three months ended December 31, 2011 increased as a result of an increase in our operations and commencement of exploration and raising capital, including $14,484 in advertising expenses, $48,000 in consulting fees, $9,018 in general and administrative expenses, $130,400 in investor relations; $94,558 in mining expenses, $36,976 in professional fees, $7,598 in travel expenses and $41,369 in wages.

Six months ended December 31, 2011 and 2010.

		Six months		Six months
		ended		ended
		December 31,		December 31,
		2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$1,135,103		$101,527
Net Loss		$(1,818,746)		$(101,527)

Operating expenses for the six months ended December 31, 2011 increased as a result of an increase in our operations and commencement of exploration and raising capital, including $25,272 in advertising expenses, $141,675 in consulting fees, $25,695 in general and administrative expenses, $581,600 in investor relations; $171,604 in mining expenses, $68,548 in professional fees, $22,390 in travel expenses and $98,319 in wages.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2011, and June 30, 2011, respectively.

Working Capital

	As at	As at
	December 31,	June 30,
	2011	2011
Total assets	971,419	1,657,161
Total liabilities	1,563,975	2,290,971
Working capital (deficit)	(789,949)	(633,810)

Cash Flows

	Six Months	Six Months
	ended	ended
	December 31,	December 31,
	2011	2010
Net cash provided by (used in) operating activities	(744,142)	(11,179)
Net cash provided by (used in)investing activities	(197,393)	Nil
Net cash provided by (used in)financing activities	500,000	10,738
Increase (Decrease) in cash	(441,535)	(441)

We had cash of $568,458 as of December 31, 2011 as compared to cash of $1,009,993 as of June 30, 2011. We had a working capital deficit of $789,949 as of December 31, 2011 compared to a working capital deficit of $633,810 as June 30, 2011.

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

On June 29, 2011 we entered into a debenture agreement which provided $1,500,000 to the company fulfilling our planned exploration expenditures as well as providing working capital to our company’s future planning. Our present plan of operations calls for $650,000 in planned exploration, operation, and administrative expenses for the year end June 30, 2012.

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

Along with the debentures, we also issued warrants to acquire a total of 1,807,229 shares of common stock for a period of five years at a price of $0.913 per share, subject to certain adjustments. The warrants also include cashless exercise provisions in the event that the Registration Statement is not effective. The investor may not exercise the warrants at any time if upon such exercise the investor would become the beneficial owner of more than 4.99% of the outstanding shares of our common stock. The warrants include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock.

We estimate that our expenses over the next 12 months will be approximately $350,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated	Estimated
	Completion	Expenses
	Date	($)
General and administrative	12 months	200,000
Mining expenses	12 months	100,000
Professional fees	12 months	50,000
Total		$350,000

We intend to meet our cash requirements for the next 12 months with the cash that we have on hand. On June 29, 2011 we entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate total principal of $1,500,000. We received the initial $1,000,000 on June 29, 2011 and the remaining $500,000 on July 12, 2011. The investor has a right to invest an additional $1,500,000 on the same terms. We currently do not have any other arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $568,458 and $1,009,993 in cash and cash equivalents at December 31, 2011 and June 30, 2011, respectively.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to December 31, 2011.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to December 31, 2011, our company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to December 31, 2011.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 22, 2011, we issued 2,000,000 shares of our common stock at a deemed price of $0.2925 per share for debenture conversion of $585,000. We have issued all of the shares pursuant to an exemption from registration relying on the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
No.
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006).
3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009).
3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8-K/A filed on April 23, 2009).
3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010).
(10)	Material Contracts
10.1	Option to Enter Joint Venture Agreement between our company and USA Uranium Corp. dated July 31, 2009 (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2009).
10.2	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011).
10.3	Purchase Option Agreement between our company and Salta Water Co. dated January 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 2, 2011).
10.4	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011).
10.5	Mutual Release between our company and Beeston Enterprises Ltd. dated May 3, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2011).
10.6	Securities Purchase Agreement between our company and an investor dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).
10.7	Registration Rights Agreement between our company and an investor dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).
10.8	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).
10.9	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).

Exhibit	Description
No.
10.10	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).
10.11	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011).
10.12	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011).
10.13	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011).
10.14	Letter Agreement between our company and Glottech-USA, LLC dated November 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 21, 2011).
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101*	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: February 14, 2012	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)