Form 10-Q
period 2012-03-31
Lithium Exploration Group, Inc.
filed 2012-05-10
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

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
54,049,908 common shares issued and outstanding as of May 4, 2012.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended March 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LITHIUM EXPLORATION GROUP, INC.
(formerly Mariposa Resources, Ltd.)

(An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	March 31,	June 30,
	2012	2011
	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$208,192	$1,009,993
Prepaid expenses	210,568	647,168
Total current assets	418,760	1,657,161

Investment (Note 8)	197,393	-

Total Assets	$616,153	$1,657,161

LIABILITIES

Current
Accounts payable and accrued liabilities	$12,496	$183,194
Derivative liability (Note 6)	1,463,855	2,060,240
Due to related party (Note 7)	45,332	47,537
Convertible debentures (Note 6)	1,533,133	-
Accrued interest (Note 6)	110,052	-

Total Current Liabilities	3,164,868	2,290,971

STOCKHOLDERS’ DEFICIT

Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 500,000,000 common shares, $0.001 par value

Issued and outstanding: 53,115,476 common shares (June 30, 2011 – 51,115,476 common shares)	53,116	51,116

Additional paid-in capital	26,639,907	24,781,907
Deficit accumulated during the exploration stage	(29,241,738)	(25,466,833)
Total Stockholders’ Deficit	(2,548,715)	(633,810)

Total Liabilities and Stockholders’ Deficit	$616,153	$1,657,161

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative from
	Three Months		Nine Months		Inception
	Ended March 31,		Ended March 31,		(May 31, 2006) to
	2012	2011	2012	2011	March 31, 2012

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
Advertising	43,818	5,828	69,090	5,828	96,185
Consulting	13,071	9,000	154,746	9,000	266,646
Director fees	-	-	-	-	17,595,000
General and administrative	10,696	5,782	36,391	5,928	59,659
Investor relations (Note 3)	32,000	-	613,600	-	764,000
Management fees	-	22,500	-	22,500	45,000
Mining expenses (Note 5)	52,514	135,000	224,118	225,000	6,503,024
Professional fees	22,087	20,415	90,635	31,796	250,662
Travel	9,925	6,166	32,315	6,166	47,312
Wages	48,891	-	147,210	-	147,210

Loss from operations	233,002	204,691	1,368,105	306,218	25,774,698

Other income (expenses)
Accretion of beneficial conversion feature (Note 6)	(511,044)	-	(1,533,133)	-	(1,533,133)
Interest on convertible debenture (Note 6)	(27,375)	-	(110,052)	-	(110,052)
Gain (loss) on derivative liability (Note 6)	(487,951)	-	1,602,410	-	1,710,844
Loss on discharge of indebtedness (Note 6)	-	-	(1,275,000)	-	(1,275,000)
Financing expense (Note 6)	-	-	(1,091,025)	-	(2,259,699)

Loss before income taxes	(1,259,372)	(204,691)	(3,774,905)	(306,218)	(29,241,738)

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net loss for the Period	(1,259,372)	(204,691)	(3,774,905)	(306,218)	(29,241,738)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.00)	$(0.07)	$(0.00)

Weighted Average Number of Common Shares Outstanding	53,115,476	47,375,000	52,060,931	47,375,000

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to March 31, 2012

	Common Stock			Deficit
				Accumulated
	Number of		Additional Paid-in	During the Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at $0.01 cash per share, June 6, 2006	20,000,000	20,000	-	-	20,000
Loss for the period (Unaudited)	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006 (Unaudited)	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at $0.01 per share, July 1, 2006	10,000,000	10,000	-	-	10,000
Common shares issued for cash at $0.04 per share, December 11, 2006	17,375,000	17,375	52,125	-	69,500
Loss for the year (Unaudited)	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007 (Unaudited)	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the year	-	-	-	(31,624)	(31,624)
Balance – June 30, 2009	47,375,000	47,375	52,125	(116,519)	(17,019)
Loss for the year	-	-	-	(20,639)	(20,639)
Balance – June 30, 2010	47,375,000	47,375	52,125	(137,158)	(37,658)
Common shares issued for cash at $1.00 per share, January 27, 2011	250,000	250	249,750	-	250,000
Common shares issued for cash at $5.25 per share, April 28, 2011	190,476	191	999,809	-	1,000,000
Common shares issued for mining expenses and related finder’s fees	500,000	500	49,500	-	50,000
Common shares issued for settlement of mining expenses	200,000	200	739,800	-	740,000
Common shares issued for director fees	2,300,000	2,300	17,592,700	-	17,595,000
Common shares issued for investor relations	300,000	300	701,700	-	702,000

Options issued for mining expenses			4,396,523		4,396,523
Loss for the year	-	-	-	(25,329,675)	(25,329,675)
Balance – June 30, 2011	51,115,476	51,116	24,781,907	(25,466,833)	(633,810)
Common shares issued for debt conversion	2,000,000	2,000	1,858,000	-	1,860,000

Loss for the period (Unaudited)	-	-	-	(3,774,905)	(3,774,905)
Balance – March 31, 2012 (Unaudited)	53,115,476	$53,116	$26,639,907	$(29,241,738)	$(2,548,715)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative from
	Nine Months	Nine Months	Inception (May 31,
	Ended	Ended	2006) to March 31,
	March 31, 2012	March 31, 2011	2012

Cash Flows from Operating Activities
Net loss for the period	$(3,774,905)	$(306,218)	$(29,241,738)
Items not affecting cash:
Common shares issued for mining expenses
and related finder’s fees	-	25,000	790,000
Common shares issued for director fees	-	-	17,595,000
Common shares issued for investor relations	-	-	702,000
Options issued for mining expenses	-	-	4,396,523
Interest accrued on convertible debenture	110,052	-	110,052
Accretion of beneficial conversion feature	1,533,133	-	1,533,133
Financing expense	1,091,025	-	2,259,699
Loss on discharge of indebtedness	1,275,000	-	1,275,000
Gain on derivative liability - warrants	(1,602,410)	-	(1,710,844)

Changes in operating assets and liabilities:
Prepaid expenses	436,600	(35,368)	(210,568)
Accounts payable and accrued liabilities	(170,698)	98,344	12,496
Net cash used in operations	(1,102,203)	(218,242)	(2,489,247)

Cash Flows from Investing Activities

Investment	(197,393)	-	(197,393)
Net cash used in investing activities	(197,393)	-	(197,393)

Cash Flows from Financing Activities
Advance from related party	(2,205)	10,738	45,332
Issuance of common shares for cash	-	250,000	1,349,500
Issuance of convertible debenture	500,000	-	1,500,000
Net cash provided by financing activities	497,795	260,738	2,894,832

Increase (decrease) in cash and cash equivalents	(801,801)	42,496	208,192
Cash and cash equivalents - beginning of period	1,009,993	441	-
Cash and cash equivalents - end of period	$208,192	$42,937	$208,192

Supplementary Cash Flow Information
Non-cash investing and financing activities:
Common stock issued for debt	$1,860,000	$-	$1,860,000
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2012
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
March 31, 2012
(Unaudited)

2. Significant Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiary; 1617437 Alberta Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $208,192 and $1,009,993 in cash and cash equivalents at March 31, 2012 and June 30, 2011, respectively.

Prepaid expenses

Prepaid expenses mainly consist of legal retainers, deposits for mineral property exploration, and shares issued for investor relations. Legal retainers and deposits for mineral property exploration will be expensed in the period when services are completed. Shares issued for investor relations are amortized as investor relation expenses over the service term.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-Up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2012
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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to March 31, 2012.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2012
(Unaudited)

2. Significant Accounting Policies - Continued

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to March 31 2012, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to March 31, 2012.

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
March 31, 2012
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
March 31, 2012
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
March 31, 2012
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

Of these shares, 32,300,000 were issued to directors and officers of the Company. 17,815,476 were issued to independent investors. 500,000 were issued for mining expenses (Note 5). 300,000 were issued for investor relations expenses. 200,000 were issued for debt settlement. 2,000,000 were issued for debenture conversion (Note 6). There are no preferred shares outstanding. The Company has no stock option plan, warrants or other dilutive securities, other than an option granted to Glottech for 2,000,000 shares (Note 5) and warrants issued to acquire 2,409,639 shares of the Company regarding a convertible debenture (Note 6).

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
March 31, 2012
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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through March 31, 2012 of $5,935,926 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $1,345,000 during the period ended March 31, 2012.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2012. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2011, June 30, 2010 and June 30, 2009 are still open for examination by the Internal Revenue Service (IRS).

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2012
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
March 31, 2012
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
March 31, 2012
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

Upon completion of the above terms, the Company was to acquire the remaining 40% interest in the Property by paying the sum of $6,000,000, payable either in a lump sum due 180 days later, or by paying $3,000,000 at such time and $3,000,000 plus interest at the rate of LIBOR plus 5% interest 12 months later.

Upon the commencement of Commercial Production, the Company was to pay to the Optionor a Royalty of 3% Gross Returns.

During the year ended June 30, 2011, the Company paid a finder’s fee of $10,000 and issued 250,000 common shares of the Company to the finder. The shares are valued at a market price of $0.10 for a total of $25,000.

The agreement has been terminated on January 18, 2012 and no further payments are due on this option.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2012
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

Commencing as of the end of an initial sixty day testing and training period following satisfactory delivery and physical setup of the technology, and continuing thereafter for as long as the technology remains in the possession of the Company, the Company shall pay continuing monthly royalties.

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

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2012
(Unaudited)

6. Convertible Debenture

Prior to June 30, 2011, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate total of $1,500,000.The debenture is due on December 28, 2012 and carries an interest rate of 12% per annum. The debenture is convertible at $0.83 per share subject to various prescribed conditions. On November 22, 2011, the debenture was converted to 2,000,000 common shares at a discounted price of $.2925 per share, trading at $.93 per share on issuance date. During the period ended March 31, 2012, an interest expense of $110,052 was accrued.

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

The warrants bear a cashless exercise provision which resulted in derivative liability treatment under ASC topic 815-10-55 totaling $2,168,674 and $1,006,025 for warrants issued on June 29, 2011 and July 12, 2011 respectively. Because proceeds from the debenture as of June 30, 2011 were only $1,000,000, corresponding 1,204,819 warrants resulted in additional financing expenses of $1,168,674 in the year ended June 30, 2011. In July 2011, additional proceeds of $500,000 from the debenture were received. Corresponding 602,410 warrants resulted in additional financing expenses of $506,025 in the period ended March 31, 2012. In November, 2011, the debenture was converted to 2,000,000 common shares of the Company at a discounted price of $.2925 per share, trading at $.93 per share on issuance date. The corresponding reduction in conversion price, relative to the fair value on the issuance date, resulted in additional financing expenses of $585,000 in the period ended December 31, 2012.

The Company used the Lattice Model for valuing warrants using the following assumptions:

  Risk-free interest rate – 1.04%
  Term – 5 years
  Dividend yield – 0%
  Underlying stock price - $0.81
  Volatility – 453%

At March 31, 2012, the warrants were valued at $1,463,855 resulting in a gain on derivative liability of $1,602,410 in the nine months period ended March 31, 2012. The corresponding beneficial conversion feature of the initial $1,500,000 was accreted to interest expense over the term of debenture of 18 months. During the nine month period ended March 31, 2012, an accretion of $1,533,133 was recognized.

Lithium Exploration Group, Inc.
(formerly Mariposa Resources, Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2012
(Unaudited)

7. Due to Related Party

As of March 31, 2012 and June 30, 2011, the Company was obligated to a director for a non-interest bearing demand loan with a balance of $45,332 and $47,537, respectively. The Company plans to pay the loan back as cash flows become available.

8. Investment

During the period ended March 31, 2012, the Company paid US$197,393 (CDN $200,000) in consideration for 800,000 shares of First Reef Energy Inc.

The Company intends to sell the securities purchased in the near term, and accordingly, has classified them as Available-for-Sale securities, wherein, unrealized gains or losses resulting from marking the securities to market are recorded in other comprehensive income. The securities are valued using in accordance with FASB ASC 870-10: Fair Value Measurements and Disclosure (FASB 157) resulting in estimated fair value of $197,393 at March 31, 2012. Resulting other comprehensive income is nominal.

9. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2012, the Company had a working capital deficiency of $1,944,903 and an accumulated deficit of $29,241,738. The Company intends to fund operations for fiscal 2012 and 2013 with our cash on hand of $208,192 (as at March 31, 2012) and the debenture entered into on March 28, 2012, pursuant to which we are entitled to collect $1,500,000 in net proceeds.

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
March 31, 2012
(Unaudited)

10. Commitments

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

Convertible Debentures

On March 28, 2012, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, within 45 days the investor will acquire convertible debentures with an aggregate total of $1,680,000, at an original issuance discount of $180,000; resulting in $1,500,000 net proceeds to the Company.

The debenture will be due within 12 months of receipt of funds, will carry no interest, and will be convertible at $0.45 per share subject to various prescribed conditions. Along with the debentures, the Company will issue warrants to acquire a total of 3,333,333 shares of common stock for a period of five year at a price of $0.69.

As of March 31, 2012, no funds have been received and no warrants have been issued.

11. Subsequent Events

On April 18, 2012, the Company issued an aggregate of 934,432 shares of its common stock, at $0.64 per share, upon receiving a notice of conversion from the convertible debenture investor to convert $45,836 in interest on the $500,000 debt and $215,000 in principal and $68,046 in interest on the $1,000,000 debt, pursuant to the securities purchase agreement. The balance of debt remaining to the investor is $500,000 in principal on the $500,000 debenture and $200,000 in principal on the $1,000,000 debenture.

On April 30, 2012, the Company issued 300,000 common shares to two directors as payment for the two consulting agreements referenced in Note 10.

The Company has evaluated subsequent events from March 31, 2012 through the date of this report, and determined there are no other items to disclose.

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

On January 18, 2011, we entered into a purchase option agreement with Salta Water Co. where we acquired a 60% interest on the Salta Aqua claims in Salta Province, Argentina with a further option to acquire the remaining 40% interest from Salta Water. On January 18, 2011, we issued 250,000 shares of common stock at a deemed price of $0.10 per share for mining expenses relating to the Salta Aqua Claims. The price of the issued shares was based on the market price of the shares on January 18, 2011. We contracted a firm to produce high resolution imaging of both sets of cateos to show road access to the properties and provide our exploration team the information they need to target the areas of the property that could produce the best early exploration results. We engaged Montgomery & Associates to send a team to both properties associated with our Salta Project to get on site photographs and hand auger testing of the ground water. The 15 samples taken from our property were sent to a local laboratory for testing. From these samples we determined that a commercially viable economic mineral deposit was not found on the property and accordingly, on January 18, 2012, our company abandoned the Salta Project.

On March 17, 2011, we entered into a letter agreement with Glottech-USA, LLC for an acquisition of one initial unit of certain proprietary and patented mechanical ultrasound technology for use in the water treatment in regards to our lithium operations in Alberta, Canada. Pursuant to the terms of the agreement, Glottech-USA will assemble and ship to our company one unit of the technology specifically designed for our water treatment purposes and will license the use of the technology. Furthermore, we have agreed that in the event that we have licensed a minimum of five technology units each year, Glottech-USA will neither license nor lease the technology to any third party for the purposes of mineral extraction in the country of Canada. If the initial unit is not tested and ready for delivery to us on or before May 31, 2012 the 5 unit requirement will be waived for the first year of the agreement. This agreement was updated and replaced with an agreement entered into on November 18, 2011. We applied for confidential treatment of some of the financial terms of this agreement. The acceptance of the confidential treatment was made effective in February of 2012 and will last until November 18, 2016.

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

At our Valleyview Project in the Swan Hills and Valleyview Region of west-central Alberta, we completed a 12 week sample testing program on May 31, 2011. Immediate plans include conducting bulk sampling to be utilized in the design of a separation process to produce battery-grade lithium carbonate, potash (KCl), and magnesium hydroxide. Once the bulk sampling and separation processes have been completed we will raise capital to build a pilot scale plant in Valleyview to begin the production of the outlined minerals. On July 28, 2011, we staked additional lands at our Valleyview Project bringing our contiguous claim holdings at the property to 517,960 acres. Additionally, on December 15, 2011, we staked an additional 135,000 acres approximately 50 miles south of the Valleyview Property. Our total MAIM (Metallic and Industrial Mineral) claim holdings in the Swan Hills region are now over 650,000 acres.

On June 29, 2011 we entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate total of $1,500,000. $1,000,000 was paid on June 29, 2011 and $500,000 was paid on July 12, 2011. The initial debenture for $1,000,000 is due on December 28, 2012. The release of the full $1,500,000 to us is governed by the terms of an escrow agreement entered into on the same day. The debenture initially carries an interest rate of 12% per annum and is convertible at $0.83 per share subject to various prescribed conditions. Along with the debentures, we have issued warrants to acquire a total of 1,204,819 shares of our common stock for a period of five years at a price of $0.913. The warrants also include cashless exercise provisions in the event that the registration statement is not effective. On November 22, 2011, we issued 2,000,000 shares of our common stock, at $0.2925 per share, upon receiving a notice of conversion from the investor converting $585,000 of a total $1,000,000 debt owed, pursuant to the securities purchase agreement entered into on June 29, 2011. On March 31, 2012 the balance of debt remaining to the investor was $915,000.

Pursuant to a registration rights agreement entered into with the investor on the same day, we were required to file a registration statement for the shares underlying the convertible debentures, as well as the warrants, within 30 days of the closing of the initial $1,000,000 and ensure that the registration statement is declared effective by the Securities and Exchange Commission within 120 days of the closing. The registration was made effective on February 29, 2012, but because effectiveness was granted following 120 days from closing of the registration rights agreement, we will incur a 10% penalty on all convertible debentures registered pursuant to the agreement. Accordingly, whereas the conversion price of the debentures was previously the lesser of (i) sixty five percent (65%) of the lowest reported sale price of our common stock for the twenty trading days immediately prior to the conversion date, or (ii) $0.83, the discounted conversion price will be the lesser of (i) fifty five percent (55%) of the lowest reported sale price of our common stock for the twenty trading days immediately prior to the conversion date, or (ii) $0.83.

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

In August 2011, pursuant to a consulting agreement, we engaged APEX Geoscience Ltd., to prepare a technical report and maiden resource estimate for our Valleyview mineral property. That report was prepared in compliance with Canadian National Instrument 43-101--Standards of Disclosure for Mineral Project in March, 2012, and is available on the homepage of our website at www.lithiumexplorationgroup.com.

Cautionary Note on Mineral Reserve and Resource Estimates

We are a reporting issuer in the United States and are required to disclose mineralization estimates in accordance with the reporting standards established by the SEC. However, the Valleyview Project 43-101 Report is prepared in accordance with Canadian National Instrument 43-101 -- Standards of Disclosure for Mineral Projects(NI 43-101) and includes terms such as “mineral resource”, “measured mineral resource”, “indicated mineral resource”, and “inferred mineral resource”, among others, which terms are defined in the Canadian Institute of Mining, Metallurgy and Petroleum Standards and are not defined in the Securities and Exchange Commission's Industry Guide 7. Accordingly, certain information or defined terms contained in the Valleyview Project Report are not comparable to similar information publicly reported by mining companies incorporated or operating in the United States, and are normally not permitted to be used in reports and registration statements filed with the SEC. For example, under Industry Guide 7, a mineral reserve is defined as a part of a mineral deposit, which could be economically and legally extracted or produced at the time the reserve determination is made, whereas NI 43-101 requires disclosure of mineral deposits that do not meet the criteria of Industry Guide 7. Investors are cautioned not to assume that any part or all of mineral deposits in the categories disclosed under NI 43-101will ever be converted into reserves. "Inferred mineral resources" as defined under NI 43-101 are subject to great uncertainty as to their existence, and economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

Our Valleyview Project is in the exploration stage and there is no assurance that we can establish the existence of any mineral resource on our property in commercially exploitable quantities. Until we do so, we cannot earn any revenues from operations and, if we fail to do so, we will lose all of the funds that we expend on exploration. Despite exploration work on our mineral property, we have not established that it contains any mineral reserve as defined under Industry Guide 7, and there can be no assurance that we will be able to do so. If we do not, our business could fail.

Even if we do eventually discover a mineral reserve on our property, there can be no assurance that we will be able to develop our property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines. The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

On August 8, 2011 we retained a team of researchers from the University of Alberta to provide analysis of a separation process to target lithium, potassium, magnesium, and other mineral compounds in the Valleyview Project brine. The goal of working with the University of Alberta team is to develop novel and economical approaches/processes to separate the valuable minerals from the brine and develop a strategy to further refine the waste product to be utilized in various compounds of industrial salts. The first phase of the project has been completed and we have been provided with a “white paper” of three potential process flow candidates for further review in a pilot scale upon completion of the ultrasonic generator. We are in the process of engaging the University of Alberta for Phase II of this study where they will actually perform separation testing on the Valleyview Brine to extract the targeted minerals.

On September 30, 2011 we invested CAD$100,000 in an exploration well at our Valleyview Project. The well is to be drilled to a total depth of 3500 meters taking core samples from multiple zones that have been targeted for hydrocarbon production. We made this investment because of our interest in the potential mineral production from these targeted zones and will have access to all data associated with the project. In return for our investment we also received 400,000 shares of working interest in the well valued at CAD$0.25 and will financially benefit from any value derived from the project if they find economically viable levels of oil and gas production. Drilling began on October 9, 2011 and was completed in November 2011. The operator identified 4 potentially producible zones for oil and gas. Subsequent to identifying producible zones for oil and gas, on November 28, 2011 we invested an additional CAD$100,000 to fund the completion of the well. The operator has perforated the well and is in the process of initiating production of oil and gas from the well. Our geological team at Apex Geoscience is reviewing the core samples to analyze the aquifers of interest to our lithium production and from the initial tests of the well we were able to recover 3 water samples to test for mineral content. We will begin doing additional testing of the content of the water over the next few months to identify its viability as part of our future plans.

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

Pursuant to the terms of the letter agreement, we are granted an exclusive license to use and distribute the technology within the Swan Hills region of Alberta as well as the non-exclusive right to distribute the technology within Canada. Glottech has agreed not to distribute, or license, this product within Canada for the term of the agreement to any entities involved in the business of mineral exploration or production. Our distribution rights will be subject to a distribution agreement to be entered into by the two parties.

We will be subject to royalty payments on any revenue created by the use or distribution of the acquired technology. We applied to the Securities and Exchange Commission for confidential treatment pursuant to Rule 26b-2 of the Securities Exchange Act of 1934 regarding the particulars of the royalty payments and distribution contract. The request was accepted in February of 2012 and will remain in place until October 18, 2016. We believe that public disclosure of these terms could potentially damage the ability of Glottech and our company to distribute the technology to other users.

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

The term of the letter agreement and consequently our ability to distribute the unit of Glottech’s technology shall be for an initial period of five years, automatically renewable thereafter for successive five year periods of time so long as we, directly or indirectly through third party purchasers, have licensed five technology units from Glottech per year. If the technology unit is not ready for delivery to us on or before May 31, 2012 our requirement of licensing 5 units per year will be waived for the first year of the contract.

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

We began testing of the unit on April 12, 2012 by flooding it with water to ensure that the componentry operated properly and that there were no leaks in the piping, followed by starting up the generator and running the entire unit to build pressure and temperature inside the ultrasonic generator. This testing process is expected to continue on site in Pennsylvania for 3 to 4 months operating the unit with different consistencies of brine and recording performance variables before moving it to the Valleyview Project location.

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

On March 28, 2012 we entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, within 45 days the investor will acquire convertible debentures with an aggregate total of $1,680,000, at an original issuance discount of $180,000; resulting in $1,500,000 net proceeds to us. The debentures will be due within 12 months of receipt of funds, will carry no interest, and will be convertible at $0.45 per share subject to various prescribed conditions. Along with the debentures, we will issue warrants to acquire a total of 3,333,333 shares of our common stock for a period of five years at a price of $0.69. The warrants will also include cashless exercise provisions.

Results of Operations

We have generated no revenues since inception and have incurred $233,002 and $1,368,105, respectively, in operating expenses for the three and nine month periods ended March 31, 2012.

The following provides selected financial data about our company for the three and nine month periods ended March 31, 2012 and 2011.

Three months ended March 31, 2012 and 2011.

		Three months		Three months
		ended		ended
		March 31,		March 31,
		2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$233,002		$204,691
Net Loss		$(1,259,372)		$(204,691)

Operating expenses for the three months ended March 31, 2012 increased as a result of an increase in our operations and commencement of exploration and raising capital, including $43,818 in advertising expenses, $13,071 in consulting fees, $10,696 in general and administrative expenses, $32,000 in investor relations; $52,514 in mining expenses, $22,087 in professional fees, $9,925 in travel expenses and $48,891 in wages.

Nine months ended March 31, 2012 and 2011.

		Nine months		Nine months
		ended		ended
		March 31,		March 31,
		2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$1,368,105		$306,218
Net Loss		$(3,774,905)		$(306,218)

Operating expenses for the nine months ended March 31, 2012 increased as a result of an increase in our operations and commencement of exploration and raising capital, including $69,090 in advertising expenses, $154,746 in consulting fees, $36,391 in general and administrative expenses, $613,600 in investor relations paid for with shares of company stock, $224,118 in mining expenses, $90,635 in professional fees, $32,315 in travel expenses and $147,210 in wages.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2012, and June 30, 2011, respectively.

Working Capital

	As at	As at
	March 31,	June 30,
	2012	2011
Total assets	$418,760	$1,657,161
Total liabilities	3,164,868	2,290,971
Working capital (deficit)	(2,746,108)	(633,810)

Cash Flows

	Nine Months	Nine Months
	ended	ended
	March 31,	March 31,
	2012	2011
Net cash provided by (used in) operating activities	$(1,102,203)	$(218,242)
Net cash provided by (used in) investing activities	(197,393)	Nil
Net cash provided by (used in) financing activities	497,795	260,738
Increase (Decrease) in cash	(801,801)	42,496

We had cash of $208,192 as of March 31, 2012 as compared to cash of $1,009,993 as of June 30, 2011. We had a working capital deficit of $2,746,108 as of March 31, 2012 compared to a working capital deficit of $633,810 at June 30, 2011.

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

On June 29, 2011 we entered into a debenture agreement which provided $1,500,000 to our company fulfilling our planned exploration expenditures as well as providing working capital to our company’s future planning. Our present plan of operations calls for up to $1,200,000 in planned exploration, operation, and administrative expenses for the year end June 30, 2012. We have used net cash of $1,102,203 in operations for the nine months ended March 31, 2012.

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

Along with the debentures, we also issued warrants to acquire a total of 1,807,229 shares of common stock for a period of five years at a price of $0.913 per share, subject to certain adjustments. The warrants also include cashless exercise provisions. The investor may not exercise the warrants at any time if upon such exercise the investor would become the beneficial owner of more than 4.99% of the outstanding shares of our common stock. The warrants include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock.

We estimate that our expenses over the next 12 months (beginning July 1, 2012) will be approximately $500,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated	Estimated
	Completion	Expenses
	Date
General and administrative	12 months	$300,000
Mining expenses	12 months	150,000
Professional fees	12 months	50,000
Total		$500,000

We intend to meet our cash requirements for fiscal 2012 and 2013 with our cash on hand of $208,192 (as at March 31, 2012) and the debenture entered into on March 28, 2012, pursuant to which we are entitled to collect $1,500,000 in net proceeds.

We currently do not have any other definitive arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

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

The consolidated financial statements include the accounts of our company and its subsidiary 1617437 Alberta Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $208,192 and $1,009,993 in cash and cash equivalents at March 31, 2012 and June 30, 2011, respectively.

Prepaid expenses

Prepaid expenses mainly consist of legal retainers, deposits for mineral property exploration, and shares issued for investor relations. Legal retainers and deposits for mineral property exploration will be expensed in the period when services are completed. Shares issued for investor relations are amortized as investor relation expenses over service term.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to March 31, 2012.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to March 31 2012, our company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to March 31, 2012.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
No.
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)
3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8-K/A filed on April 23, 2009)
3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)
(10)	Material Contracts
10.1	Option to Enter Joint Venture Agreement between our company and USA Uranium Corp. dated July 31, 2009 (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2009)
10.2	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011)
10.3	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011)
10.4	Mutual Release between our company and Beeston Enterprises Ltd. dated May 3, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 20, 2011)
10.5	Securities Purchase Agreement between our company and an investor dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.6	Registration Rights Agreement between our company and an investor dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.7	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.8	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.9	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.10	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.11	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)

Exhibit	Description
No.
10.12	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)
10.13	Letter Agreement between our company and Glottech-USA, LLC dated November 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 21, 2011)
10.14	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
10.15	Debenture dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
10.16	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: May 9, 2012	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)