Form 10-K
period 2012-06-30
Lithium Exploration Group, Inc.
filed 2012-09-27
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

For the fiscal year ended June 30, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-137481

LITHIUM EXPLORATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1781911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 N. Hayden Road, Suite 235, Scottsdale, AZ	85251
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	480.641.4790

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [X]     No [   ]

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2011 was $13,318,183 based on a $0.54 closing price for the Common Stock on December 30, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

56,735,734 shares of common stock issued & outstanding as of September 7, 2012

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

Our executive offices are located at 3200 N. Hayden Road, Suite 235, Scottsdale, Arizona 85251, and our telephone number is (480) 641-4790.

We have one wholly-owned subsidiary, 1617437 Alberta Ltd., an Alberta, Canada corporation. Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration-stage company that engages principally in the acquisition, exploration, and development of resource properties. Prior to June 25, 2009, we had the right to conduct exploration work on 20 mineral mining claims in Esmeralda County, Nevada. On July 31, 2009, we acquired an option to enter into a joint venture for the management and ownership of the Jack Creek Project, a mining project located in Elko County, Nevada. On September 25, 2009, the joint venture was terminated and we entered into an agreement with Beeston Enterprises Ltd., under which our company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada. On February 14, 2011, we sent notice to Beeston to terminate the option agreement.

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

On January 18, 2012, we elected not to pursue our option to purchase the property at our Salta Project in Argentina. The decision was made after reviewing the geological findings, evaluating both the short- and long-term financial commitments of the option agreement, considering the recent political unrest in Argentina, and, most importantly, the decision to focus our company’s attention on our Valleyview Project in Alberta, Canada.

On March 17, 2011, we entered into a letter agreement between our company and Glottech-USA, LLC, for an acquisition of one initial unit of certain proprietary and patented mechanical ultrasound technology for use in the water treatment in regards to our lithium operations in Alberta, Canada. Our officer and director Alex Walsh met the principals of Glottech-USA in 2009 in the course of operating his consulting company, AW Enterprises LLC. Pursuant to the terms of the agreement, Glottech-USA will assemble and ship to our company one unit of the technology specifically designed for our water treatment purposes and will license the use of the technology. Furthermore, in the event that we have purchased a minimum of five technology units within twelve months from the date of execution, Glottech-USA has agreed that it will neither license nor lease the technology to any third party for the purposes of mineral extraction in the country of Canada.

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

In addition, as amended, the agreement provides for the issuance to Glottech-USA of an option to acquire up to 2,000,000 shares of our common stock owned by our president, Alex Walsh. Such option is exercisable for a period of 12 months at a total price of $1.00. The share issuance to Glottech-USA will come from the shares held by president, Alex Walsh. This pledge is written into the terms of the agreement and as such there is no separate pledge agreement between Mr. Walsh and Glottech-USA.

Glottech-USA’s technology is designed to separate suspended solids from water (brine), which is one step in the process that we are taking to produce commercially viable minerals. The technology produces extremely high temperatures, which destroy organic substances such as bacteria and other toxic agents. We believe that Glottech-USA's technology can provide lower costs of operation as well as reduced time for site clean-up than traditional methods of water treatment. We anticipate using this application to extract dissolved solids like lithium, potassium, and magnesium from oil field brine. The disposal of produced water (brine) from oil and gas production in Alberta is a significant environmental issue for the province and presents a considerable economic issue for producers. We intend to use the technology on our Valleyview Property in Alberta, in cooperation with oil and gas producers, to treat and dispose of their produced water while monetizing the minerals that are contained within that produced water stream that is being brought to the surface during the oil and gas production process. As we own the MAIM (Metals and Industrial Minerals) claims to the minerals on the Valleyview Property, the minerals contained in their produced water stream fall under our rights. While we have had discussions with oil and gas consultants and oil operators regarding their difficulties in treating the brine at some of their fields, we have no formal agreements in place.

The technical process is based on the use of mechanical ultrasound generated through the production of a series of cavitations. Mechanical ultrasound is a machine-produced sound of a frequency above the upper limit of the normal range of human hearing. Cavitations are the rapid formation and collapse of bubbles in liquids, caused by the movement of something such as a propeller or by waves of high-frequency sound. The production of mechanical ultrasound allows Glottech-USA’s technology to distill the fluid stock. Using mechanical ultrasound for distillation has been attempted before, but the external energy requirement needed to produce the mechanical ultrasound was far too expensive to make it commercially viable. Glottech-USA’s technology uses the energy released during the cavitations in order to make it commercially viable from an economic perspective. During these cavitations, a millisecond of energy is released. During this release, temperatures can reach 5000 degrees Centigrade. As this is a pilot unit, no other units are currently in production.

On November 18, 2011, we entered into a letter agreement with Glottech-USA, LLC, which will govern distribution rights, exclusivity and royalty provisions as they relate to Glottech-USA’s proprietary and patented mechanical ultrasound technology for use in water purification in the process of separation of salt and other minerals from lithium-bearing brine produced from oil and gas operations.

Pursuant to the terms of the agreement, we are granted an exclusive license to use and distribute the technology within the Swan Hills region of Alberta as well as the non-exclusive right to distribute the technology within Canada. Glottech-USA has agreed not to distribute, or license, this product within Canada for the term of the agreement to any entities involved in the business of mineral exploration or production. Our distribution rights will be subject to a distribution agreement to be entered into by the two parties.

We will be subject to royalty payments on any revenue created by the use or distribution of the acquired technology. We have applied to the Securities and Exchange Commission for confidential treatment pursuant to Rule 26b-2 of the Securities Exchange Act of 1934 regarding the particulars of the royalty payments. We believe that public disclosure of these terms could potentially damage the ability of Glottech-USA and our company to distribute the technology to other users.

Pursuant to the terms of the agreement we will acquire one initial unit of Glottech-USA’s technology for operations in the Swan Hills region of Alberta. The use of this unit will be subject to a license and lease agreement to be entered into by both parties.

We have previously made the following payments in association with the production of a working unit of Glottech-USA’s technology:

A.	$25,000 on March 21, 2011 in consideration for entering into the letter agreement dated March 17, 2011;
B.	$75,000 on May 27, 2011; and
C.	$700,000 on May 27, 2011.

The term of the letter agreement, and consequently our ability to distribute the unit of Glottech-USA’s technology, shall be for an initial period of five years, automatically renewable thereafter for successive five-year periods of time so long as we, directly or indirectly through third party purchasers, have licensed five technology units from Glottech-USA per year. The initial year of the contract was waived from this obligation because the initial unit was not delivered to us before May 31, 2012.

Additionally, as part of the letter agreement, Alexander Walsh, our director and officer, will also provide Glottech-USA with the option, for a period of 12 months from delivery of the first unit, to acquire 2,000,000 shares of our common stock currently held by him, for a total price of $1. If, for any reason, Mr. Walsh fails to deliver the 2,000,000 shares of our common stock to Glottech, it will be our responsibility to issue the shares from treasury.

This letter agreement replaces all agreements previously entered into between our company and Glottech-USA.

On March 28, 2012, we entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, within 45 days the investor will acquire convertible debentures with an aggregate total of $1,680,000, at an original issuance discount of $180,000, resulting in $1,500,000 net proceeds to us.

The debentures will be due within 12 months of receipt of funds, will carry no interest, and will be convertible at $0.45 per share subject to various prescribed conditions. Along with the debentures, we will issue warrants to acquire a total of 3,333,333 shares of our common stock for a period of five years at a price of $0.69. The warrants will also include cashless exercise provisions.

On May 15, 2012, we entered into an amendment to the securities purchase agreement to adjust the exercise price of the warrant to be issued in conjunction with the closing of the securities purchase agreement from $0.69 per share to $0.45 per share.

Also on May 15, 2012, we received $1,500,000 from the investor and closed the securities purchase agreement. In conjunction with this closing we issued the convertible debenture in the amount of $1,680,000. The debenture is due on May 15, 2013, carries no interest, and is convertible at the lower of $0.45 per share or 65% of the lowest reported price of our common stock over the twenty trading days immediately prior to the date of conversion. Additionally, we issued the investor a warrant to acquire 3,333,333 shares of our common stock for a period of five years at an exercise price of $0.45 per share.

Effective August 14, 2012, we entered into an option agreement with GD Glottech-International, Limited to protect our license and distribution rights in the event that GD-Glottech-USA, LLC is unable to perform and honor the obligations contingent to a letter agreement dated November 8, 2011.

Pursuant to the terms of the option agreement, we are required to provide an initial amount of $150,000 to be held in escrow for the option to obtain a license on the patent rights, as set forth in the option agreement. We exercised this option agreement on September 1, 2012 and released the funds to GD International.

Given pending litigation against GD USA, and the uncertainties naturally inherent of any litigation (particularly as to outcome and timing thereof), we have moved to assure continuity of our licensing rights through entering into, and exercising, this option to contract directly with the technology inventor and patents owner, GD International. Thus, regardless of the outcome of the litigation, or indeed any action or inaction of GD USA, our interest in the technology is assured. As the fate of the current prototype is dependent upon the litigation, development of the next-generation prototype will begin shortly under the direction of the technology inventor.

Competition

The mineral exploration industry is highly competitive. We are a new exploration-stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

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

Intellectual Property

We have the trademark “Lithium Exploration Group” for the use of mining exploration, namely, lithium exploration services, in class 42 (U.S. CLS. 100 and 101). The registration number is 4,075,565 and was registered on December 20, 2011. We do not have any other intellectual property.

Government Regulation

Any operations at our Lithium properties will be subject to various federal and state laws and regulations in Canada which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or to our lithium properties with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of property in Canada.

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

Employees

We currently employ three individuals: Alexander Walsh as Chief Executive, Alex Koretsky as Chief Operating Officer, and Shanon Chilson as an administrative assistant and controller. Bryan Kleinlein, a consultant, is serving as our Chief Financial Officer. Outside consultants have been engaged for administrative duties and industry specialties. We also have two other directors, Jon Jazwinski and Brandon Colker, who spend approximately 15 hours per month on various company activities. Mr. Jazwinski’s primary role is to review the geological findings and exploration strategies taken by management at the direction of consultants. Mr. Colker’s primary role is to work with management on research and networking with global industry contacts and capital sources. Mr. Jazwinski and Mr. Colker are both responsible for shaping the direction of our company and assist with the submission of corporate filings.

Research and Development

We have not spent any amounts which have been classified as research and development activities in our financial statements during the last two fiscal years.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to exit the exploration phase of our company and reach development and revenue. We do not have enough cash on hand to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Subsidiaries

We have one wholly-owned subsidiary, 1617437 Alberta Ltd., a company incorporated in the province of Alberta, Canada on July 8, 2011. This subsidiary was formed to stake MAIM (Metallic and Industrial Mineral) rights in Alberta directly from the government. 1617437 Alberta Ltd. presently holds approximately 550,000 acres of MAIM rights in Alberta that were staked between July and December of 2011.

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

Item 1A.         Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements.” Such forward-looking statements include any projections and estimates made by us and by our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements.”

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

We had cash in the amount of $1,239,603 and working capital deficiency of $2,609,678 as of the period ended June 30, 2012. We currently do not generate any revenues from our operations. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because of the speculative nature of exploration of mineral properties, we may never discover a commercially exploitable quantity of minerals, our business may fail and investors may lose their entire investment.

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful, or that any minerals will be found, or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky. Substantial investment will be required to move the company toward the production of minerals. This may require bringing in a partner to make the necessary investment, but there are no plans at this time for any form of partnership or merger. We can provide investors with no assurance that exploration on our properties will establish that commercially exploitable reserves of minerals exist on our property. Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on our property, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

We have no known mineral reserves and we may not find any lithium and, even if we find lithium, it may not be in economic quantities. If we fail to find any lithium or if we are unable to find lithium in economic quantities, we will have to suspend operations.

We have no known mineral reserves. Additionally, even if we find lithium in sufficient quantity to warrant recovery, it ultimately may not be recoverable. Finally, even if any lithium is recoverable, we do not know that this can be done at a profit. Failure to locate lithium in economically recoverable quantities will cause us to suspend operations.

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

The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources, which may be acquired or discovered by us, will be affected by numerous factors beyond our control. These factors include market fluctuations in lithium pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of mineral resources and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuation of our operations.

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

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions, which may adversely affect our exploration and development activities.

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

Our independent certified public accounting firm, in their report on the audited financial statements for the year ended June 30, 2012, states that there is a substantial doubt that we will be able to continue as a going concern.

As of June 30, 2012, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

Risks relating to the industry in general

Planned exploration, and if warranted, development and mining activities involve a high degree of risk.

We cannot assure you of the success of our planned operations. Exploration costs are not fixed, and resources cannot be reliably identified until substantial development has taken place, which entails high exploration and development costs. The costs of mining, processing, development and exploitation activities are subject to numerous variables, which could result in substantial cost overruns. Mining for base or precious metals may involve unprofitable efforts, not only from dry properties, but from properties that are productive but do not produce sufficient net revenues to return a profit after accounting for mining, operating and other costs.

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

The value and price of your investment in our common shares, our financial results, and our exploration, development and mining activities may be significantly adversely affected by declines in the price of minerals and other precious metals. Mineral prices fluctuate widely and are affected by numerous factors beyond our control, such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral-producing countries throughout the world. The price of minerals fluctuates in response to many factors, which are beyond anyone’s prediction abilities. The prices used in making the estimates in our plans differ from daily prices quoted in the news media. Because mining occurs over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons. Such reasons include a belief that the low price is temporary, and/or the expense incurred is greater when permanently closing a mine.

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

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder's ability to buy and sell our stock.

In addition to the penny stock rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

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

Item 1B.         Unresolved Staff Comments

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2.           Properties

We currently rent an office totaling approximately 1400 square feet located at 3200 N. Hayden Road, Suite 235, Scottsdale, AZ, 85251 for $1930.64 a month. Our telephone number is 480-641-4790.

Valleyview Property

There are more than a hundred active oil or gas wells on our property. Oil and/or gas coexist within the same aquifers as our lithium- and potassium-bearing brines. In recovering the oil and gas, brine is also drawn to the surface, but generally in much larger quantities. The energy operator must process the brine and then separate it from the oil and/or gas. When this process is completed, the brine is returned to the aquifer. Given these circumstances, potential exists for a symbiotic relationship between us and other energy companies, with a result being that we may never have to drill to extract our own resource. Barrick Energy Inc., Paramount Resources, Signalta Resources Ltd, Penn West Petroleum Ltd and Canadian Natural Resources Ltd are among the companies actively operating wells on property for oil and gas deposits. We have rights to any minerals produced from their activity. In addition to lithium and potassium, other rare metals and minerals on the property include calcium, magnesium, iodine, and bromine. There can be no assurance that we will be able to locate and extract commercially viable amounts of lithium or any other minerals. This property is without known reserves and the proposed program is exploratory in nature to comply with the guidance in paragraph (b)(4)(i) of Industry Guide 7. There is significant infrastructure here, including power from a local utility and 12-month road access. At this point we have no intention of doing any drilling or traditional exploration of any kind. We will be sampling and taking the produced water from oil companies that is already coming to the surface and being separated from the oil and gas as part of their operation. Taking possession and processing the minerals and water will require certain permits and royalty agreements with the local and provincial governments.

Location and Access

The property covers approximately 650,000 acres through two contiguous land holdings. Our northern land holdings are approximately 517,000 acres surrounding Valleyview, Alberta and our southern land holdings are approximately 133,000 acres and are located just south and west of Fox Creek, Alberta. The north and south properties are approximately 20 miles apart. Almost all of the property has paved roads and year-round access. Alberta Provincial Highway 43 runs north to south and is the major access road for both properties. The properties are 1.5 hours driving distance from Grand Prairie, Alberta and 3.5 hours driving distance from Edmonton, Alberta.

Township 73
Range 26W5
Township 73
Range 15W5
Valleyview
Fox Creek
Oil pools
Oil field
Gas field
Gas pools
Dolomite reef complexes
Township 60
Range 26W5
Township 56
Range 18W5
Legend
LEXG Li Results to Date
Li ppm
AGS DIG2010-0001 Lithium
Lithium
Aquifers - after Hitchon et al. (1995)
Beaverhill Lake Elements
Description
Devonian Elements
Description
Woodbend Units
Description
LITHIUM EXPLORATION GROUP
Valleyview and Fox Creek Properties
Alberta, Canada
LITHIUM IN FORMATION
WATER - ALBERTA PROPERTIES
Kilometers
1:500,000
UTM Zone 11, NAD 1927
APEX Geoscience Ltd.
Edmonton, Alberta
February, 2012
Fort McMurray
High Prairie
Whitecourt
Edmonton
Calgary
LEXG Valleyview Property
LEXG Fox Creek Property
Alberta, Canada
Kilometers
1:10,000,000

Modified after Hitchon et al. (1995)

Ownership Interest

On December 16, 2010, we entered into an assignment agreement with Lithium Exploration VIII Ltd., a Nevada company, in regards to the acquisition of an option interest in the Valleyview Property. First Lithium Resources Inc. and Lithium Exploration VIII had entered into an option agreement dated October 6, 2010, in regards to an option interest in certain mineral permits in Alberta, Canada, which option agreement and interest have been assigned to our company. Specifically, Lithium Exploration acquired an option to acquire a 100% interest in five mineral permits (which are issued on a “per township” basis in Canada) totaling 45,952 hectares (110,000 acres) in Alberta, Canada, which we have assumed.

In regards to the option agreement for the property, our obligations for the property that we have assumed consist of:

Making payments in the aggregate amount of $500,000 in annual periodic payments escalating from $40,000 to $300,000, to January 1, 2014. Our next payment to First Lithium Resources Inc. is due on or before January 1, 2013.

Complying with the net smelter royalty payments upon commercial production, which consists of 1% to First Lithium and certain underlying royalties payable to the original property vendor (a 3% net smelter return royalty and a 5% gross overriding royalty, which latter royalty is specific to diamond production).

The first cash payment of $40,000 has been made by Lithium Exploration VIII, and in addition they also made a payment of $50,000 towards work assessment payments and for maintenance of the permits. In consideration for the assignment, we have paid Lithium Exploration VIII $90,000 in cash.

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

Current State and Plan of Operations

We completed a 12-week sample-testing program on May 31, 2011. We are initiating the process to complete the resource estimates for the Valleyview Project, and hope to have it completed by January 31, 2013. Immediate plans include conducting bulk sampling to be utilized in the design of a separation process to produce battery-grade lithium carbonate, potash (KCl), and magnesium hydroxide. This process is expected to begin in October of 2012. Once the bulk sampling and separation process have been completed we will raise capital to build a pilot scale plant in Valleyview to begin the production of the outlined minerals.

The substantive steps and timeline for our Valleyview Project for the recent past and coming months are as follows:

January 1 to January 15, 2012: Receive and integrate aquifer data into APEX technical report and Micromine. Commence block modeling and in-situ resource estimate.

January 16 to February 28, 2012: Complete resource estimation and create preliminary draft of Resource Technical Report, and, upon review, complete Resource Technical Report. Review of draft of Resource Technical Report and complete final draft of Resource Technical Report. This portion of the project has been completed.

April 1 to August 31, 2012: The following studies were commissioned to expand upon the results of the initial Resource Technical Report. All of the following studies have been commissioned with results to be provided periodically but to be finalized by the end of August 2012.

o

A QA/QC study was commissioned to define the parameters used for the initial testing program by Maxxam Analytics to ensure accuracy of those tests and future results using the same program. This study will also include duplicate sampling of wells that were tested in 2011 to ensure consistency and accuracy of the 2011 results. We completed this study in July of 2012 and intend to utilize it as the standard for future sampling efforts.

o

A five-phase study from Niven Fischer in Calgary, Alberta was commissioned to identify the ideal location for a pilot plant including pricing of land leases and environmental considerations for building the plant to process the brine, which we are targeting for mineral production. As part of the five phases, they also provided data on water disposal in the region (volume and pricing), background on oil and gas production in the region, and data on what it would take to license an injection well of our own for water disposal in the region. All five phases of the Niven Fischer study were completed by the end of July 2012.

o

The University of Alberta has been commissioned to begin lab testing of their mineral processing techniques that were designed in their 2011 study to produce lithium carbonate, potassium chloride, and magnesium hydroxide. This study has been delayed temporarily to allow for the testing of the ultrasonic generator to be completed.

o

A study was commissioned with the assistance of a former government official with the minerals and mining branch of the Alberta Government to outline the required steps and timelines to obtain the proper approvals for moving the Valleyview Project to a pilot scale project and eventually to full commercial production. This study was completed in June of 2012 and will be utilized in our development plans.

September 1 to December 31, 2012: Upon completion of all of the studies we will compile all of the data into a business plan and solicit input on next steps with the required firms to build an initial facility to house our pilot plant and ultrasonic technology unit. The planning can begin immediately even if the technology is not ready for delivery to the site on September 1.

Our total budget for above phase of studies is $150,000 and all of it has been deployed to venders.

Geology

In 1993, a data set comprising nearly 130,000 formation water analyses from the Alberta Basin was reviewed for potential economic industrial mineral interest (Hitchon, B., Underschultz, J.R. and Bachu, S. 1993: Industrial mineral potential of Alberta formation waters. Alberta Research Council, Alberta Geological Survey, Open File Report 1993-15, 85 p). The study identified anomalous values of certain elements in Devonian formation waters associated with producing oil and gas wells in the Valleyview and Swan Hills areas of west-central Alberta including brines with up to 140 mg/L lithium. This value is significant considering the median values of lithium in Alberta formation waters is 0.2 mg/L (based on 1,511 analyses; Eccles, D.R. and Berhane, H. (2011): Geological introduction to lithium-rich formation water in Alberta, west-central Alberta; Energy Resources Conservation Board, ERCB/AGS Open FileReport, 36 p.). Further modeling in 1995 (Bachu, S. Yuan, L.P. and Brulotte, M. (1995): Resource estimates of industrial minerals in Alberta formation waters. The Li-rich formation waters appear to be associated with carbonate build-ups of the Leduc Formation (both Leduc north and south) in the Woodbend Group and the Swan Hills Formation of the Beaverhill Lake Group. The Woodbend Group carbonates, including the Leduc and Cooking Lake formations, reach thicknesses of >300 m in places, while the Beaverhill Lake carbonate platform varies in thickness from >150 m in the southern reef portion to around 50 m in the northwest. However, in the Swan Hills area the carbonate platform of the Cooking Lake Formation and the reefs of the Leduc Formation (both of Woodbend Group) directly overlie the Beaverhill Lake Group carbonates, such that it is likely difficult to differentiate between the various formation waters. The source of lithium in oil field waters remains subject to debate. Explanations generally conform with those for Li-rich brine solutions and include recycling of earlier deposits/salars, mixing with pre-existing subsurface brines, weathering of volcanic and/or basement rocks, and transport from hydrothermal volcanic activity, but none of these hypotheses has clearly pointed to the ultimate source for the anomalous values of lithium. However, in a recent isotopic study, Eccles and Berhane (2011) suggested that any viable lithium source model in northwestern Alberta should invoke direct contact between Devonian formation water and the crystalline basement or with immature siliciclastics deposited above the basement (basal Cambrian sandstone, Granite Wash or the Gilwood Member), and mobilization of silicate-bearing fluids to the aquifer.

Item 3.           Legal Proceedings

Other than as set out below, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

On June 12, 2012, we filed a complaint with the court of common pleas of Chester County, Pennsylvania against Glottech-USA, LLC, Eldredge, Inc., and the Eldredge Companies, Inc. The complaint seeks an order of the court granting possession of the unit, in its current state, to our company. As the unit is currently located on the property of Eldredge, Inc., and the Eldredge Companies, Inc., these companies were included as defendants in the complaint.

We do not believe that Glottech-USA has sufficient capital to complete the technology unit. Our company does have the capital and believes that a formal complaint with the court of Chester County, Pennsylvania ordering that the unit be delivered to us, is the most efficient and expeditious manner in which to recover the technology unit and prepare it for testing and operations. We have provided full consideration to Glottech-USA and complied with all other agreed upon conditions for the delivery of the unit by Glottech-USA.

Item 4.          Mine Safety Disclosures

Not applicable.

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the Symbol "LEXG".

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended (1)	High	Low
June 30, 2012	$1.18	$0.38
March 31, 2012	$0.96	$0.54
December 31, 2011	$1.95	$0.45
September 30, 2011	$1.87	$0.86
June 30, 2011	$10.68	$1.20
March 31, 2011	$1.42	$0.10
December 31, 2010	$0.10	$0.10
September 30, 2010	$0.30	$0.30
June 30, 2010	$0.40	$0.30

Our common shares are issued in registered form. VStock Transfer, 77 Spruce St, Suite 201, Cedarhurst, New York 11516 (Telephone: (212)-828-8436; Facsimile: (646) 536-3179) is the registrar and transfer agent for our common shares.

On September 7, 2012, the list of stockholders for our shares of common stock showed 35 registered stockholders and 56,735,734 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on March 8, 2006. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

As of June 30, 2012, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2012.

Recent Sales of Unregistered Securities

None.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2012 and June 30, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending June 30, 2013.

General and Administrative Expenses

We expect to spend $650,000 during the twelve-month period ending June 30, 2013 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending June 30, 2013.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2013.

Results of Operations for the Years Ended June 30, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2012 and 2011.

Our operating results for the years ended June 30, 2012 and 2011 are summarized as follows:

		Year Ended
		June 30
		2012		2011

Revenue	$	Nil	$	Nil
Operating Expenses		$2,430,664		$24,812,912
Net Loss		$3,190,439		$25,891,334

Revenues

We have not earned revenues since our inception.

Operating Expenses

Our operating expenses for the year ended June 30, 2012 and June 30, 2011 are outlined in the table below:

		Year Ended
		June 30
		2012		2011

Advertising		$113,132		$27,095
Consulting		$274,423		$111,900
Director fees (Note 3)		$318,000		$17,595,000
General and administrative		$49,235		$13,361
Investor relations (Note 3)		$637,600		$150,400
Management fees	$	Nil		$45,000
Mining expenses (Note 5)		$465,153		$6,771,118
Professional fees		$313,911		$84,041
Travel		$45,329		$14,997
Wages		$213,881	$	Nil

The decrease in operating expenses for the year ended June 30, 2012, compared to the same period in fiscal 2011, was mainly due to a decrease in director and management fees and mining expenses.

Liquidity and Financial Condition

As of June 30, 2012, our total current assets were $1,239,603 and our total current liabilities were $3,849,281 and we had a working capital deficit of $2,609,678. Our financial statements report a net loss of $3,190,439 for the year ended June 30, 2012, and a net loss of $29,218,931 for the period from May 31, 2006 (date of inception) to June 30, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At		At
	June 30, 2012		June 30, 2011

Net Cash (Used in) Operations	$(1,545,792)		$(1,251,186)
Net Cash Provided by (Used In) Investing Activities	$(197,393)	$	Nil
Net Cash Provided by Financing Activities	$1,972,795		$2,260,738
Cash (decrease) increase during the year	$229,610		$1,009,552

We had cash in the amount of $1,239,603 as of June 30, 2012 as compared to $1,009,993 as of June 30, 2011. We had a working capital deficit of $2,609,678 as of June 30, 2012 compared to working capital deficit of $651,992 as of June 30, 2011.

Our principal sources of funds have been from sales of our common stock and convertible debentures.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $650,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated	Estimated
	Completion	Expenses
	Date	($)
General and administrative	12 months	500,000
Mining expenses	12 months	100,000
Professional fees	12 months	50,000
Total		$650,000

We intend to meet our cash requirements for the next 12 months through the use of the cash we have on hand. On May 15, 2012, our company entered into a securities purchase agreement. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate total of $1,680,000, at an original issuance discount of $180,000; resulting in $1,500,000 net proceeds to our company. The debenture is due on May 15, 2013 and carries no interest. The debenture is convertible at the lower of $0.43 and 65% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. It is also subject to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $2,584,615. We currently do not have any other arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Contractual Obligations

As a “smaller reporting company,” we are not required to provide tabular disclosure obligations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $1,239,603 and $1,009,993 in cash and cash equivalents at June 30, 2012 and June 30, 2011, respectively.

Concentration of Risk

Our company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of June 30, 2012 and 2011, our company had $1,016,716 and $784,993, respectively, in deposits in excess of federally insured limits in its US bank. Our company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to June 30, 2012.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to June 30 2012, our company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to June 30, 2012.

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

Warrants

We value our warrants with provisions resulting in derivative liabilities at fair value using the lattice model according to ASC-815-10-55. We revalue our warrants at the end of every period at fair value and record the difference in other income/expense in the consolidated statement of operations.

Convertible Debentures

We value our convertible debentures with provisions resulting in beneficial conversion features from the embedded derivative at fair value according to ASC-840-10-25-14, rather than have its conversion feature bifurcated and reported separately due to ASC-815-15-25-1b. Because the value of the derivative related to the warrant exceeds the proceeds of the loan, the company allocated 100% of the proceeds to the warrant derivative and took a day one loss for the difference between the proceeds and the fair value of the warrants, resulting in a debt discount on the full fair value of the debenture because no proceeds were available to be allocated to the debt or its beneficial conversion feature. That debt discount is accreted to interest expense over the stated life of the note using the interest method in accordance with ASC 470-20-35-7a and 835-30-35-2. Unaccreted debt discount on the date of conversion is accreted to interest expense on that date.

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did not, and are not currently expected to, have a material effect on our company’s financial statements, but will be implemented in our company’s future financial reporting when applicable.

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

Accounting Standards Updates ("ASUs") through ASU No. 2012-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to our company or their effect on the financial statements would not have been significant.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 8.           Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Report of Registered Independent Public Accountant.

Audited Balance Sheets as at June 30, 2012 and 2011.

Audited Statements of Operations for the years ended June 30, 2012 and June 30, 2011.

Audited Statements of Changes in Stockholders' Equity for the years ended June 30, 2012 and June 30, 2011.

Audited Statements of Cash Flows for the for the years ended June 30, 2012 and June 30, 2011.

Notes to the Financial Statements.

26

LITHIUM EXPLORATION GROUP, INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

ANDERSON BRADSHAW
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Lithium Exploration Group, Inc.

We have audited the accompanying consolidated balance sheets of Lithium Exploration Group, Inc. (an exploration stage company) (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lithium Exploration Group, Inc. as of June 30, 2012 and 2011, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 12, the Company determined it was necessary to restate the 2011 consolidated financial statements.

Anderson Bradshaw PLLC

Anderson Bradshaw PLLC
Certified Public Accountants
Salt Lake City, Utah
September 24, 2012

5296 S Commerce Dr
Suite # 300
SLC, Ut 84107
(T) 801.281.4700
(F) 801.281.4701

Suite A, 5/F.
Max Share Center
373 Kings Road
North Point, HK
(T) 852.21.555.333
(F) 852.21.165.222

abcpas.net

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
As of June 30,

	2012	2011
		(Restated)
ASSETS

Current
Cash and cash equivalents	$1,239,603	$1,009,993
Prepaid expenses	-	647,168

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
As of June 30,

Total current assets	1,239,603	1,657,161

Investment (Note 8)	197,393	-

Total Assets	$1,436,996	$1,657,161

LIABILITIES

Current
Accounts payable and accrued liabilities	$52,898	$183,194
Derivative liability (Note 6)	2,159,035	2,060,240
Due to related party (Note 7)	45,332	47,537
Convertible debentures (net of discount of $2,283,600 and $1,800,000) (Note 6)	1,573,743	18,182
Accrued interest (Note 6)	18,273	-

Total Current Liabilities	3,849,281	2,309,153

STOCKHOLDERS’ DEFICIT

Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 500,000,000 common shares, $0.001 par value Issued and outstanding: 54,416,272 common shares (June 30, 2011 – 51,115,476)	54,417	51,116
Additional paid-in capital	26,752,229	25,325,384
Deficit accumulated during the exploration stage	(29,218,931)	(26,028,492)
Total Stockholders’ Deficit	(2,412,285)	(651,992)

Total Liabilities and Stockholders’ Deficit	$1,436,996	$1,657,161

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations

			Cumulative from
	Year Ended June 30,		Inception
	2012	2011	(May 31, 2006)
		(Restated)	to June 30, 2012

Revenue	$-	$-	$-

Operating Expenses:
Advertising	113,132	27,095	140,227
Consulting fees (Notes 3 & 7)	274,423	111,900	386,323
Director fees (Note 3)	318,000	17,595,000	17,913,000
General and administrative	49,235	13,361	72,503
Investor relations (Note 3)	637,600	150,400	788,000
Management fees
	-	45,000	45,000
Mining expenses (Notes 3 & 5)	465,153	6,771,118	7,287,536
Professional fees	313,911	84,041	473,938
Travel	45,329	14,997	60,326
Wages	213,881	-	213,881

Loss from operations	(2,430,664)	(24,812,912)	(27,380,734)

Other income (expenses)
Interest expense (Note 6)	(3,733,671)	(1,186,856)	(4,920,527)
Gain on derivative liability (Note 6)	2,973,896	108,434	3,082,330

Loss before income taxes	(3,190,439)	(25,891,334)	(29,218,931)

Provision for Income Taxes (Note 4)	-	-	-

Net loss for the Year	(3,190,439)	(25,891,334)	(29,218,931)

Basic and Diluted Loss per Common Share	$(0.06)	$(0.55)

Weighted Average Number of Common Shares Outstanding	54,375,949	47,818,327

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to June 30, 2012

	Common Stock			Deficit
			Additional	Accumulated
	Number of		Paid-in	During the	Stockholders’
	Shares	Amount	Capital	Exploration Stage	Equity (Deficit)

Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at $0.01 cash per share, June 6, 2006	20,000,000	20,000	-	-	20,000
	-	-	-
Loss for the period (Unaudited)				(2,687)	(2,687)
Balance – June 30, 2006 (Unaudited)	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at $0.01 per share, July 1, 2006	10,000,000	10,000	-	-	10,000
Common shares issued for cash at $0.04 per share, December 11, 2006	17,375,000	17,375	52,125	-	69,500
Loss for the year (Unaudited)	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007 (Unaudited)	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the year	-	-	-	(31,624)	(31,624)
Balance – June 30, 2009	47,375,000	47,375	52,125	(116,519)	(17,019)
Loss for the year	-	-	-	(20,639)	(20,639)
Balance – June 30, 2010	47,375,000	47,375	52,125	(137,158)	(37,658)
Common shares issued for cash at $1.00 per share, January 27, 2011	250,000	250	249,750	-	250,000
Common shares issued for cash at $5.25 per share, April 28, 2011	190,476	191	999,809	-	1,000,000
Common shares issued for mining expenses and related finder’s fees	500,000	500	49,500	-	50,000
Common shares issued for settlement of mining expenses	200,000	200	739,800	-	740,000
Common shares issued for director fees	2,300,000	2,300	17,592,700	-	17,595,000
Common shares issued for investor relations	300,000	300	701,700	-	702,000

Options issued for mining expenses			4,940,000		4,940,000
Loss for the year	-	-	-	(25,891,334)	(25,891,334)
Balance – June 30, 2011(Restated)	51,115,476	51,116	25,325,384	(26,028,492)	(651,992)
Common shares issued for consulting fees	366,364	366	367,634	-	368,000
Common shares issued for debt conversion	2,934,432	2,935	1,059,211	-	1,062,146

Loss for the year	-	-	-	(3,190,439)	(3,190,439)

Balance – June 30, 2012	54,416,272	$54,417	$26,752,229	$(29,218,931)	$(2,412,285)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to June 30, 2012

			Cumulative from
	Year Ended	Year Ended	Inceptions (May
	June 30, 2012	June 30, 2011	31, 2006) to June
		(Restated)	30, 2012

Cash Flows from Operating Activities
Net loss for the year	$(3,190,439)	$(25,891,334)	$(29,218,931)
Items not affecting cash:
Common shares issued for mining expenses
and related finder’s fees	-	790,000	790,000
Common shares issued for director fees	318,000	17,595,000	17,913,000
Common shares issued for investor relations	-	702,000	702,000
Common shares issued for consulting fees	50,000	-	50,000
Options issued for mining expenses	-	4,940,000	4,940,000
Interest accrued on derivative liability	132,155	-	132,155
Interest expense	3,601,516	1,186,856	4,788,372
Gain on derivative liability	(2,973,896)	(108,434)	(3,082,330)

Changes in operating assets and liabilities:
Prepaid expenses	647,168	(646,968)	-
Accounts payable and accrued liabilities	(130,296)	181,694	52,898
Net cash used in operations	(1,545,792)	(1,251,186)	(2,932,836)

Cash Flows from Investing Activities
Investment	(197,393)	-	(197,393)
Net cash used in investing activities	(197,393)	-	(197,393)

Cash Flows from Financing Activities
Advance from related party	-	10,738	47,537
Repayment to related party	(2,205)	-	(2,205)
Issuance of common shares for cash	-	1,250,000	1,349,500
Issuance of convertible debentures	2,000,000	1,000,000	3,000,000
Issuance cost of convertible debentures	(25,000)	-	(25,000)
Net cash provided by financing activities	1,972,795	2,260,738	4,369,832

Increase in cash and cash equivalents	229,610	1,009,552	1,239,603
Cash and cash equivalents - beginning of year	1,009,993	441	-
Cash and cash equivalents - end of year	$1,239,603	$1,009,993	$1,239,603

Supplementary Cash Flow Information
Non-cash investing and financing activities:
Common stock issued for debt	$1,062,146	$-	$1,062,146
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,239,603 and $1,009,993 in cash and cash equivalents at June 30, 2012 and June 30, 2011, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of June 30, 2012 and 2011, the Company had $1,016,716 and $784,993, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to June 30, 2012.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

2. Significant Accounting Policies - Continued

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to June 30 2012, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to June 30, 2012.

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

Warrants

We value our warrants with provisions resulting in derivative liabilities at fair value using the lattice model according to ASC-815-10-55. We revalue our warrants at the end of every period at fair value and record the difference in other income/expense in the consolidated statement of operations.

Convertible Debentures

We value our convertible debentures with provisions resulting in beneficial conversion features from the embedded derivative at fair value according to ASC-840-10-25-14, rather than have its conversion feature bifurcated and reported separately due to ASC-815-15-25-1b. Because the value of the derivative related to the warrant exceeds the proceeds of the loan, the company allocated 100% of the proceeds to the warrant derivative and took a day one loss for the difference between the proceeds and the fair value of the warrants, resulting in a debt discount on the full fair value of the debenture because no proceeds were available to be allocated to the debt or its beneficial conversion feature. That debt discount is accreted to interest expense over the stated life of the note using the interest method in accordance with ASC 470-20-35-7a and 835-30-35-2. Unaccreted debt discount on the date of conversion is accreted to interest expense on that date.

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did not, and are not currently expected to, have a material effect on the Company’s financial statements, but will be implemented in the Company’s future financial reporting when applicable.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

Accounting Standards Updates ("ASUs") through ASU No. 2012-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Share Issuances

For the year ended June 30, 2012:

On November 22, 2011, the Company issued 2,000,000 common shares at a deemed price of $0.2925 per share for debenture conversion of $585,000 (Note 6).

On April 18, 2012, the Company issued 610,795 common shares at a deemed price of $0.352 per share for debenture conversion of $215,000 (Note 6).

On April 18, 2012, the Company issued 323,637 common shares at a market price of $0.81 for conversion of interest payable and interest expense of $262,146 (Note 6).

On April 27, 2012, the Company issued 300,000 common shares at a market price of $1.06 per share for director fees (Note 10).

On May 1, 2012, the Company issued 26,041 common shares at a market price of $0.96 per share for consulting fees (Note 10).

On May 15, 2012, the Company issued 40,323 common shares at a market price of $0.62 per share for consulting fees (Note 10)

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

3. Capital Stock - Continued

For the year ended June 30, 2011:

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

3. Capital Stock - Continued

Since its inception (May 31, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount

06/06/06	Shares issued for cash	20,000,000	$0.001	$20,000
07/01/06	Shares issued for cash	10,000,000	0.001	10,000
12/11/06	Shares issued for cash	17,375,000	0.004	69,500
01/18/11	Shares issued for mining expenses	250,000	0.100	25,000
01/27/11	Shares issued for cash	250,000	1.000	250,000
03/07/11	Shares issued for mining expenses	250,000	0.100	25,000
04/27/11	Shares issued for director fees	2,300,000	7.650	17,595,000
04/29/11	Shares issued for settlement of mining expenses	200,000	3.700	740,000
05/10/11	Shares issued for cash	190,476	5.250	1,000,000
06/11/11	Shares issued for investor relation	300,000	2.340	702,000
11/22/11	Shares issued for debenture conversion	2,000,000	0.2925	585,000
4/18/12	Shares issued for debenture conversion	610,795	0.352	215,000
4/18/12	Shares issued for interest		0.810	262,146
		323,637
4/27/12	Shares issued for director fees	300,000	1.060	318,000
5/1/12	Shares issued for consulting fees	26,041	0.960	25,000
5/15/12	Shares issued for consulting fees	40,323	0.620	25,000

	Cumulative Totals	54,416,272		$21,866,646

Of these shares, 32,666,364 were issued to directors and officers of the Company. 17,815,476 were issued to independent investors. 500,000 were issued for mining expenses (Note 5). 300,000 were issued for investor relation expenses. 200,000 were issued for debt settlement. 2,934,432 were issued for debenture and interest conversion (Note 6). There are no preferred shares outstanding. The Company has no stock option plan, warrants or other dilutive securities, other than an option granted to Glottech for 2,000,000 shares (Note 5) and warrants issued to acquire 5,140,562 shares of the Company regarding a convertible debenture (Note 6).

As per management agreements, the Company is obligated to issue 300,000 common shares to two directors by April 27, 2013 provided that they continue to serve as members to the Company’s board of directors. 300,000 common shares were issued to the two directors on April 27, 2011 and April 27, 2012 respectively.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through June 30, 2012 of $6,307,488 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $1,475,522 and $9,109,972 during the years ended June 30, 2012 and 2011, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2012. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2012, June 30, 2011, June 30, 2010 and June 30, 2009 are still open for examination by the Internal Revenue Service (IRS).

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

4. Provision for Income Taxes - Continued

	2012
	Amount	Tax Effect (35%)

Net operating losses	$3,190,439	$1,116,654
Shares issued for consulting fees and director fees	(368,000)	(128,800)
Accretion of debt discount	(1,580,561)	(553,196)
Gain on derivative liability	2,973,896	1,040,864

Total	4,215,774	1,475,522

Valuation allowance	(4,215,774)	(1,475,522)

Net deferred tax asset (liability)	$-	$-

	2011
	Amount	Tax Effect (35%)

Net operating losses	$2,091,744	$732,110
Shares issued for directors fees, mining expenses, investor relations	19,087,000	6,680,450
Accretion of debt discount	18,182	6,364
Options granted for mining expenses	4,940,000	1,729,000
Gain on derivative liability	(108,434)	(37,952)

Total	26,028,492	9,109,972

Valuation allowance	(26,028,492)	(9,109,972)

Net deferred tax asset (liability)	$-	$-

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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
d)

The Company also granted an option to acquire 2,000,000 shares for $1.00 to Glottech – USA upon receipt of the operational ultrasonic generator that they are building for Lithium Exploration Group. The 2,000,000 shares are to be paid from outstanding shares owned by Alex Walsh, company CEO.

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

On June 12, 2012, the Company filed a compliant with the court of common pleas of Chester County, Pennsylvania against Glottech – USA, LLC, Eldredge, Inc., and the Eldredge Companies, Inc. The complaint seeks an order of the court granting possession of the unit, in its current state, to the Company.

The option (resulting in additional mining expenses of $4,940,000 was valued using the fair market value of the shares to be issued.

Effective August 14, 2012, the Company entered into an option agreement with GD Glottech-International, Limited (“GD International”) to protect our license and distribution rights in the event that GD-Glottech-USA, LLC (“GD USA”) is unable to perform and honor the obligations contingent to a letter agreement dated November 8, 2011.

Pursuant to the terms of the option agreement, we are required to provide an initial deposit of $150,000 to be held in escrow for the option to obtain a license on the patent rights, as set forth in the option agreement. We exerised this option agreement on September 1, 2012 and released the funds to GD International.

Given pending litigation against GD USA, and the uncertainties natually inherent of any litigation (particularly as to outcome and timing thereof), we have moved to assure continuity of our licensing rights through entering into, and exerising, this option to contract directly with the technology inventor and patents owner, GD International. Thus, regardless of the outcome of the litigation, or indeed any action or inaction of GD USA, our interest in the technology is assured. As the fate of the current prototye is dependent upon the litigation, development of the next-generation prototype will begin shortly under the direction of the technology inventor.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

6. Convertible Debentures

On June 29, 2011, the company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate face amount of $1,500,000. The debenture is due on December 28, 2012 and carries an interest rate of 12% per annum, with an effective interest rate of 680.71% . The debenture is convertible at the lower of $0.83 and 55% of the lowest reported sales price of the common stock for the 10 days immediately prior to conversion date subject to various prescribed conditions. The convertible loan has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible debenture as a standalone instrument is to be measure at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $2,727,273. On November 22, 2011, $585,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.2925 per share in accordance with the terms of the agreement. On April 18, 2012, $215,000 in face value of the debenture was converted to 610,795 common shares at a price of $0.352 per share in accordance with the terms of the agreement. During the year ended June 30, 2012, an interest expense of $132,155 was accrued. On April 18, 2012, accrued interest on the debenture was converted to 323,637 common share at the same rate used for conversion of principal.

On May 15, 2012, the Company entered into another securities purchase agreement with the same investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate face value of $1,680,000, at an original issuance discount of $180,000; resulting in $1,500,000 net proceeds to the Company. The debenture is due on May 15, 2013 and carries no interest, with an effective interest rate of 561.35% . The debenture is convertible at the lower of $0.43 and 65% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. It is also subject to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $2,584,615.

Along with the debenture issued on June 29, 2011, the Company issued warrants to acquire a total of 1,807,299 shares of the Company for a period of five years at an exercise price of $0.913 of which 1,204,819 warrants were granted on June 29, 2011 and 602,410 warrants were granted on July 12, 2011. Along with the debenture entered into on May 15, 2012, the company issued warrants to acquire a total of 3,333,333 shares of the Company for a period of five years at an exercise price of $0.45.

The warrants bear a cashless exercise provision. The warrants also include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock, which provision resulted in derivative liability treatment under ASC topic 815-10-55. Fair values totaled $2,168,674, $1,006,025 and $2,066,666 for warrants issued on June 29, 2011, July 12, 2011 and May 15, 2012 respectively.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

6. Convertible Debentures – Continued

The Company used the Lattice Model for valuing warrants using the following assumptions:

  Risk-free interest rate – 0.72%
  Term – 5 years
  Dividend yield – 0%
  Underlying stock price - $0.42
  Volatility – 274%

At June 30, 2012, the warrants were valued at $2,159,035 resulting in a gain on derivative liability of $2,973,896 in the year ended June 30, 2012. The corresponding debt discount of the debentures were accreted to interest expense over the terms of debentures of 18 months and 12 months respectively. During the year ended June 30, 2012, an accretion of $1,476,667 was recognized as interest expense.

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise Price	Remaining life
Balance, June 30, 2010	-	$-	-
Warrants issued	1,204,819	$0.913	5 years
Exercised	-	$-	-
Cancelled	-	$-	-
Expired	-	$-	-
Balance, June 30, 2011	1,204,819	$0.913	5 years
Warrants issued	3,935,743	$0.521	4.75 years
Exercised	-	$-	-
Cancelled	-	$-	-
Expired	-	$-	-
Balance, June 30, 2012	5,140,562	$0.613	4.57 years

7. Related Party Transactions

During the year ended June 30, 2012, the Company incurred consulting fees of $81,000 (2011 - $Nil) with directors and officers.

During the year ended June 30, 2012, the Company incurred director fees of $318,000 (2011 - $17,595,000) with directors.

As of June 30, 2012, the Company was obligated to a director for a non-interest bearing demand loan with a balance of $45,332 (2011 - $47,537). The Company plans to pay the loan back as cash flows become available.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

8. Investment

During the year ended June 30, 2012, the Company paid US$197,393 (CDN $200,000) in consideration for 800,000 shares of First Reef Energy Inc.

The Company intends to sell the securities purchased in the near term, and accordingly, has classified them as Available-for-Sale securities, wherein, unrealized gains or losses resulting from marking the securities to market are recorded in other comprehensive income. The securities are valued using Tier Three inputs in accordance with FASB ASC 870-10: Fair Value Measurements and Disclosure (FASB 157) resulting in estimated fair value of $197,393 at June 30, 2012. Resulting other comprehensive income is nominal.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

9. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2012, the Company had a working capital deficiency of $2,609,678 and an accumulated deficit of $29,218,931. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

10. Commitments

Employment Agreements

On January 12, 2012, the Company entered into an employment agreement with a director and officer. Commencing on January 12, 2012, the director and officer will be employed for 24 months ending on January 12, 2014. Pursuant to the agreement, annual salary of US$120,000 is payable monthly in cash or if the Company does not have available cash, in shares of the Company’s common stock.

On May 1, 2012, the Company entered into an employment agreement with an officer. Commencing on May 1, 2012, the officer will be employed for 12 months ending on May 1, 2013. Pursuant to the agreement, annual salary of US$100,000 is payable monthly or in more frequent installments in cash. On May 1, 2012, the officer received 26,041 common shares of the Company at a market price of $0.96 per share for a total of $25,000 as a signing bonus (Note 3).

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

10. Commitments - Continued

Consulting Agreements

On January 12, 2012, the Company entered into two consulting agreements with consultants to provide services as members of the Board of Directors in regards to the Company’s management and operations. The compensation for the services to be provided by each consultant will be 150,000 shares of the Company’s common stock issuable at the beginning of each year from an effective date of April 27, 2011 to April 27, 2014, of which 150,000 shares have already been issued to each consultant in each of their first and second years of service (Note 3).

On May 1, 2012, the Company entered into two consulting agreements with consultants. Pursuant to agreements, consultants will receive monthly payments of $5,000 and $10,000 respectively ending on July 31, 2012.

On May 15, 2012, the Company entered into a consulting agreement with a contractor to provide services in regards to the Company’s management and operations. Resulting from the consulting agreement the contractor became an officer of the Company. Commencing on May 15, 2012, the officer will be employed for 12 months ending on May 15, 2013. Pursuant to the agreement, a monthly salary of US$3,000 is payable in cash. On May 15, 2012, the officer received 40,323 common shares of the Company at a market price of $0.62 per share for a total of $25,000 as a signing bonus (Note 3).

11. Subsequent Event

On July 10, 2012, the Company issued a total of 1,504,415 common shares at a discounted price of $0.1925 per share to convert $19,600 in interest and $270,000 in principal with a fair value of $490,909 pursuant to the security purchase agreement entered prior to June 30, 2011. After the conversion, the initial $1,000,000 debenture received prior to June 30, 2011 has been fully satisfied and the remaining balance of the initial $500,000 debenture received on July 12, 2011 is $430,000 with a fair value of $781,818 (Note 6).

The Company has evaluated subsequent events from June 30, 2012 through the date of this report, and determined there are no other items to disclose.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

12. Restatement of June 30, 2011 Financial Statement

Subsequent to the issuance of the June 30, 2011 financial statements, management determined that an option had not been properly valued. The financial statements have been revised to accurately record the transaction. Accordingly, the balance sheet as of June 30, 2011 and the statements of operations, changes in stockholders’ equity (deficit) and cash flows have been revised as follows:

	As Previously
Effect of corrections	Reported	As Restated	Adjustment

BALANCE SHEET
At June 30, 2011
LIABILITIES
Convertible debentures	-	18,182	18,182

STOCKHOLDERS’ EQUITY
Additional paid-in capital	24,781,907	25,325,384	543,477
Deficit accumulated during the
exploration stage	(25,466,833)	(26,028,492)	(561,659)

STATEMENT OF OPERATIONS
Year ended June 30, 2011
Mining expenses	6,227,641	6,771,118	543,477
Loss from operations	(24,269,435)	(24,812,912)	(543,477)
Interest expense	(1,168,674)	(1,186,856)	(18,182)
Net loss	(25,329,675)	(25,891,334)	(561,659)
Basic and diluted loss per share	$(0.53)	$(0.55)	$(0.02)

STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
At June 30, 2011
Additional paid-in capital	24,781,907	25,325,384	543,477
Loss for the year	(25,329,675)	(25,891,334)	(561,659)
Deficit accumulated during the
exploration stage	(25,466,833)	(26,028,492)	(561,659)

STATEMENT OF CASH FLOWS
Year ended June 30, 2011
Net loss for the year	(25,329,675)	(25,891,334)	(561,659)
Options issued for mining expenses	4,396,523	4,940,000	543,477
Interest expense	1,168,674	1,186,856	18,182

13. Reclassifications

Certain items on the 2011 financial statements have been reclassed to conform to the 2012 presentation.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On or about August 1, 2012, Child, Van Wagoner & Bradshaw, PLLC (“CVB”), the principal accountant for our company ceased its accounting practice for SEC reporting companies. At or about the same time Anderson Bradshaw PLLC was established as a successor firm to CVB to continue performing audits for SEC reporting companies. As Anderson Bradshaw is viewed as a separate legal entity, our company dismissed CVB as our principal accountant and engaged Anderson Bradshaw, as our principal accountant for our fiscal year ending June 30, 2012 and the interim periods for 2012 and 2013. The decision to change principal accountants was approved by our board of directors.

None of the reports of CVB, on our company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

There were no disagreements between our company and CVB, for the two most recent fiscal years and any subsequent interim period through August 1, 2012 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of CVB, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, CVB has not advised our company that:

1)	internal controls necessary to develop reliable financial statements did not exist; or

2)

information has come to the attention of CVB which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

3)

the scope of the audit should be expanded significantly, or information has come to the attention of CVB that they have concluded will, or if further investigated , might materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended June 30, 2012.

(b) New independent registered public accounting firm

On or about August 1, 2012 we engaged Anderson Bradshaw as our principal accountant to audit our financial statements as successor to CVB. During our two most recent fiscal years or subsequent interim period, we have not consulted with the entity of Anderson Bradshaw regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did the entity of Anderson Bradshaw provide advice to our company, either written or oral, that was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, during our two most recent fiscal years or subsequent interim period, we have not consulted the entity of Anderson Bradshaw on any matter that was the subject of a disagreement or a reportable event.

Item 9A.         Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.

Our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) and our chief financial officer (principal accounting officer and principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2012, our company’s internal control over financial reporting was not effective based on present company activity. The company is in the process of adopting specific internal control mechanisms with our board and officers collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

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

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed
Alexander Walsh	President, Chief Executive Officer and Director	31	November 4, 2010
Jonathan Jazwinski	Director	31	January 21, 2011
Brandon Colker	Director	40	January 21, 2011
Alexander Koretsky	Chief Operating Officer	42	May 1, 2012
Bryan A. Kleinlein	Chief Financial Officer	40	May 15, 2012

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Alexander Walsh, President, Chief Executive Officer, Secretary, Treasurer and Director

Mr. Walsh was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of Lithium Exploration in November 2010. From May 2008 to November of 2010, Alex Walsh was a management consultant at AW Enterprises, LLC. AW Enterprises was established as a management consulting firm assisting small and middle market businesses in expanding their revenue and profits through strategic partnerships. Mr. Walsh’s efforts included strategic planning for companies looking to raise capital and assisting clients with forming strategic partnerships that could increase their revenue and profits. From May 2006 to May 2008, Mr. Walsh was a small business consultant and managing partner for Business Strategies Group. Business Strategies Group is a highly specialized team focusing on providing employee benefits, retirement programs, and insurance products to small and middle market companies.

He attended DePauw University in Greencastle, Indiana where he majored in economics and management.

Mr. Walsh was chosen as one of our directors due to his background in venture capital, investor relations and corporate development.

Bryan Kleinlein, Chief Financial Officer

Bryan Kleinlein was appointed Chief Financial Officer on May 15, 2012. Mr. Kleinlein is a consultant to the company who is serving as our Chief Financial Officer. Mr. Kleinlein has over 15 years of Finance and Treasury experience with a specialty in global business. Mr. Kleinlein has been responsible for managing $1 billion of global capital expenditures as well as leading strategic financial planning, analysis and international expansion efforts of other multi-national companies. From 2006 to 2011, Mr. Kleinlein was Director of International Finance and Treasury for FreeLife International, Inc in Phoenix, Arizona.

Mr. Kleinlein holds an MBA from Thunderbird – School of Global Management. He acquired his Bachelors in Finance from Illinois State University, where he received scholastic and athletic honors.

Alexander Koretsky, Chief Operating Officer

Alexander Koretsky was appointed our Chief Operating Officer on May 1, 2012. Mr. Koretsky is a business executive with experience in planning and launching various ventures. His expertise includes business development, strategic alliances, multi-disciplinary team management and project delivery. From January 2005 to November 2008, Mr. Koretsky was Director of Strategy for TCS Bank (Moscow, Russia). From March 2009 to November 2009, Mr. Koretsky was Marketing Director at StreamLogic in Los Altos, California. From November of 2009 to April of 2011, Mr. Koretsky was a Managing Director at Sustainable Venture Capital in Walnut Creek, CA. Mr. Koretsky was also a consultant to Lithium Exploration Group from July of 2011 to December of 2011 assisting management in various strategic matters.

Mr. Koretsky is a graduate of USC's Marshall School of Business with a Bachelor's Degree in Business Administration. He was born in California and is fluent in Russian having lived for many years in both St. Petersburg and Moscow.

Jonathan Jazwinski, Director.

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

From May 2005 to present, Mr. Jazwinski has been employed with Freeport-McMoRan. From May 2005 to June 2011, Mr. Jazwinski worked at Freeport-McMoRan Sierrita leading the short-range planning department. From July 2011 to today, Mr. Jazwinski has been the Lead Mining Engineer at Freeport-McMoRan Baghdad.

Mr. Jazwinski is a member of the Society for Mining, Metallurgy and Exploration and has current MSHA (Mine Safety and Health Administration) certification for surface metal mining. Mr. Jazwinski was chosen as one of our directors due to his experience in the mining industry.

Mr. Jazwinski is an independent director based on the definition of independence in the listing standards of the NYSE Corporate Governance Rules.

Brandon Colker, Director.

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

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Our Code of Ethics and Business Conduct was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB on September 28, 2007. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Lithium Exploration Group, Inc. 3200 N. Hayden Road, Suite 235, Scottsdale, AZ 85251.

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2012 and 2011; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Walsh(1) President, Chief Executive Officer, Chief Financial Officer	2012 2011	120,000 Nil	Nil Nil	Nil 15,300,000	Nil Nil	Nil Nil	Nil Nil	Nil 45,000	120,000 15,345,0 00
Bryan A. Kleinlein(2) Chief Financial Officer	2012 2011	6,000 N/A	25,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	31,000 N/A
Alexander Koretsky(3) Chief Operating Officer	2012 2011	20,000 N/A	25,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	45,000 N/A
Nanuk Warman(4) Former President, Chief Executive Officer and Chief Financial Officer	2012 2011	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Alexander Walsh was appointed President, Chief Executive Officer, Chief Financial Officer and director on November 4, 2010 and resigned as Chief Financial Officer on May 15, 2012.

(2)	Bryan A. Kleinlein was appointed Chief Financial Officer on May 15, 2012.

(3)	Alexander Koretsky was appointed Chief Operating Officer on May 1, 2012.

(4)	Nanuk Warman resigned as an officer and director on November 4, 2010.

Stock Options/SAR Grants

During the period from inception to June 30, 2012, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2012 or June 30, 2011 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2012.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We paid $17,595,000 in directors fees in our fiscal year ending June 30, 2011 and $318,000 in directors fees in our fiscal year ending June 30, 2012.

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

Effective January 12, 2012, we entered into an employment agreement with Alexander Walsh for provision of services as our president and chief executive officer. The employment agreement will terminate on January 12, 2014.

Pursuant to the terms of the employment agreement, Mr. Walsh will receive an annual salary of $120,000 payable in monthly cash installments or, in the event cash is unavailable, in shares of our company’s common stock. The employment agreement also provides for liability insurance and any travel and out-of-pocket expenses incurred and approved by our company.

Also on January 12, 2012, we entered into consulting agreements, effective April 27, 2011, with Brandon Colker and Jonathan Jazwinski, both directors of our company, to provide services on behalf of our company. The consulting agreements will terminate on April 27, 2014.

On May 1, 2012, we entered into an employment agreement with Alexander Koretsky whereby, Mr. Koretsky has agreed to provide certain duties and services as chief operating officer of our company for the period ending May 1, 2013. As compensation, our company has agreed to pay to Mr. Koretsky an initial salary of $100,000 per annum in addition to a signing bonus in the amount of $25,000 converted into 26,041 shares of our company’s common stock at $0.96 per share.

Also on May 15, 2012, our company entered into a management consulting agreement with Bryan A. Kleinlein whereby, Mr. Kleinlein has agreed to provide certain duties and services as chief financial officer of our company for the period ending May 15, 2013. As compensation, our company has agreed to pay to Mr. Kleinlein a salary of $3,000 per month in addition in addition to a signing bonus in the amount of $25,000 converted into 40,323 shares of our company’s common stock at $0.62 per share.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 7, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Class
Alexander Walsh	27,000,000 common	47.59%
320 E. Fairmont Dr.,
Tempe, AZ, 85282
Jonathan Jazwinski	300,000 common	*
3200 North Hayden Road, Suite 235
Scottsdale, AZ, 85251
Brandon Colker	300,000 common	*
3200 North Hayden Road, Suite 235
Scottsdale, AZ, 85251
Alexander Koretsky	26,041 common	*
3200 North Hayden Road, Suite 235
Scottsdale, AZ, 85251
Bryan A. Kleinlein	40,323 common	*
3200 North Hayden Road, Suite 235
Scottsdale, AZ, 85251
All Officers and Directors	27,666,364 common	48.76%
As a Group
Gekko Industries, Inc.(2)	5,000,000 common	8.81%
Albrook, Calle Caoba
Local 55 A, Planta Baja
Ciudad De Panama, Panama
*represents an amount less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 7, 2012. As of September 7, 2012, there were 56,735,734 shares of our company’s common stock issued and outstanding.

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

Item 14.         Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2012 and for fiscal year ended June 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30
	2012 ($)	2011 ($)
Audit Fees	24,900	13,400
Audit Related Fees	Nil	Nil
Tax Fees	550	Nil
All Other Fees	Nil	Nil
Total	25,450	13,400

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

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006).

3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009).

3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8-K/A filed on April 23, 2009).

3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010).

(10)	Material Contracts

10.1	Option to Enter Joint Venture Agreement between our company and USA Uranium Corp. dated July 31, 2009 (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2009).

10.2	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011).

10.3	Purchase Option Agreement between our company and Salta Water Co. dated January 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 2, 2011).

10.4	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011).

10.5	Letter Agreement with Glottech-USA, LLC dated November 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 21, 2011).

10.6	Employment Agreement with Alexander Walsh dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012).

10.7	Consulting Agreement with Brandon Colker dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012).

Exhibit No.	Description

10.8	Consulting Agreement with Jonathan Jazwinski dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012).

10.9	Securities Purchase Agreement dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012).

10.10	Debenture dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012).

10.11	Debenture dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May18, 2012).

10.12	Employment Agreement with Alexander Koretsky dated May 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2012).

10.13	Management Consulting Agreement with Bryan A. Kleinlein dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2012).

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(101)**	Interactive Data File (Form 10-K for the Year Ended April 30, 2012)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

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

LITHIUM EXPLORATION GROUP, INC.

/s/ Alexander Walsh
Alexander Walsh
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: September 26, 2012

/s/ Bryan A. Kleinlein
Bryan A. Kleinlein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: September 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer,
/s/ Alexander Walsh	and Director	September 26, 2012
Alexander Walsh

/s/ Jonathan Jazwinski	Director	September 26, 2012
Jonathan Jazwinski

/s/ Brandon Colker	Director	September 26, 2012
Brandon Colker