Form 10-Q
period 2012-09-30
Lithium Exploration Group, Inc.
filed 2012-11-14
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

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
38,379,262 common shares issued and outstanding as of November 6, 2012.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim financial statements for the three month period ended September 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LITHIUM EXPLORATION GROUP, INC.
(An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30,	June 30,
	2012	2012
	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$681,819	$1,239,603
Prepaid expenses	185,631	-
Total current assets	867,450	1,239,603

Investment (Note 8)	197,393	197,393

Total Assets	$1,064,843	$1,436,996

LIABILITIES

Current
Accounts payable and accrued liabilities	$66,512	$52,898
Derivative liability (Note 6)	1,482,940	2,159,035
Due to related party (Note 7)	45,332	45,332
Convertible debentures (net of discount of $40,042and $2,283,600) (Note 6)	2,726,392	1,573,743
Accrued interest (Note 6)	10,809	18,273

Total Current Liabilities	4,331,985	3,849,281

STOCKHOLDERS’ DEFICIT

Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 500,000,000 common shares, $0.001 par value

Issued and outstanding: 58,316,762 common shares (June 30, 2012 – 54,416,272)	58,318	54,417
Additional paid-in capital	27,367,928	26,752,229
Deficit accumulated during the exploration stage		(29,218,931)
	(30,693,388)
Total Stockholders’ Deficit	(3,267,142)	(2,412,285)

Total Liabilities and Stockholders’ Deficit	$1,064,843	$1,436,996

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative from
	Three Months		Inception
	Ended September 30,		(May 31, 2006) to
	2012	2011	September 30, 2012

Revenue	$-	$-	$-

Operating Expenses:
Advertising	39,652	10,788	179,879
Consulting fees (Notes 3 & 7)	87,989	93,675	474,312
Director fees (Note 3)	-	-	17,913,000
General and administrative	17,730	16,677	90,233
Investor relations (Note 3)	24,000	451,200	812,000
Management fees	-	-	45,000
Mining expenses (Notes 3 & 5)	34,321	77,046	7,321,857
Professional fees	93,031	31,572	566,969
Travel	13,689	14,792	74,015
Wages	75,355	56,950	289,236

Loss from operations	(385,767)	(752,700)	(27,766,501)

Other income (expenses)
Interest expense (Note 6)	(1,764,785)	(831,146)	(6,685,312)
Gain on derivative liability (Note 6)	676,095	1,385,541	3,758,425

Loss before income taxes	(1,474,457)	(198,305)	(30,693,388)

Provision for Income Taxes (Note 4)	-	-	-

Net loss for the period	(1,474,457)	(198,305)	(30,693,388)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.00)

Weighted Average Number of Common Shares Outstanding	56,309,009	51,115,476

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to September 30, 2012 (Unaudited)

	Common Stock
				Deficit Accumulated
	Number of		Additional Paid-in	During the Exploration	Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception – May 31, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at $0.01 cash per share, June 6, 2006	20,000,000	20,000	-	-	20,000
Loss for the period (Unaudited)	-	-	-	(2,687)	(2,687)

Balance – June 30, 2006 (Unaudited)	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at $0.01 per share, July 1, 2006	10,000,000	10,000	-	-	10,000
Common shares issued for cash at $0.04 per share, December 11, 2006	17,375,000	17,375	52,125	-	69,500
Loss for the year (Unaudited)	-	-	-	(59,320)	(59,320)

Balance – June 30, 2007 (Unaudited)	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the year	-	-	-	(31,624)	(31,624)
Balance – June 30, 2009	47,375,000	47,375	52,125	(116,519)	(17,019)
Loss for the year	-	-	-	(20,639)	(20,639)
Balance – June 30, 2010	47,375,000	47,375	52,125	(137,158)	(37,658)
Common shares issued for cash at $1.00 per share, January 27, 2011	250,000	250	249,750	-	250,000
Common shares issued for cash at $5.25 per share, April 28, 2011	190,476	191	999,809	-	1,000,000
Common shares issued for mining expenses and related finder’s fees	500,000	500	49,500	-	50,000
Common shares issued for settlement of mining expenses	200,000	200	739,800	-	740,000
Common shares issued for director fees	2,300,000	2,300	17,592,700	-	17,595,000
Common shares issued for investor relations	300,000	300	701,700	-	702,000

Options issued for mining expenses			4,940,000		4,940,000
Loss for the year	-	-	-	(25,891,334)	(25,891,334)
Balance – June 30, 2011	51,115,476	51,116	25,325,384	(26,028,492)	(651,992)
Common shares issued for consulting fees	366,364	366	367,634	-	368,000
Common shares issued for debt conversion	2,934,432	2,935	1,059,211	-	1,062,146
Loss for the year	-	-	-	(3,190,439)	(3,190,439)
Balance – June 30, 2012	54,416,272	54,417	26,752,229	(29,218,931)	(2,412,285)
Common shares issued for debt conversion	3,900,490	3,901	615,699	-	619,600
Loss for the period (Unaudited)	-	-	-	(1,474,457)	(1,474,457)

Balance – September 30, 2012	58,316,762	$58,318	$27,367,928	$(30,693,388)	$(3,267,142)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative from
	Three Months	Three Months	Inceptions (May 31,
	Ended	Ended	2006) to September 30,
	September 30, 2012	September 30, 2011	2012

Cash Flows from Operating Activities
Net loss for the period	$(1,474,457)	$(198,305)	$(30,693,388)
Items not affecting cash:
Common shares issued for mining expenses and related finder’s fees	-	-	790,000
Common shares issued for director fees	-	-	17,913,000
Common shares issued for investor relations	-	-	702,000
Common shares issued for consulting fees	-	-	50,000
Options issued for mining expenses	-	-	4,940,000
Interest accrued on derivative liability	12,136	45,000	144,291
Interest expense	1,752,649	786,146	6,541,021
Gain on derivative liability	(676,095)	(1,385,541)	(3,758,425)

Changes in operating assets and liabilities:
Prepaid expenses	(185,631)	328,065	(185,631)
Accounts payable and accrued liabilities	13,614	(27,191)	66,512
Net cash used in operations	(557,784)	(451,826)	(3,490,620)

Cash Flows from Investing Activities
Investment	-	(97,464)	(197,393)
Net cash used in investing activities	-	(97,464)	(197,393)

Cash Flows from Financing Activities
Advance from related party	-	-	47,537
Repayment to related party	-	-	(2,205)
Issuance of common shares for cash	-	-	1,349,500
Issuance of convertible debentures	-	500,000	3,000,000
Issuance cost of convertible debentures	-	-	(25,000)
Net cash provided by financing activities	-	500,000	4,369,832

Increase (decrease) in cash and cash equivalents	(557,784)	(49,290)	681,819
Cash and cash equivalents - beginning of period	1,239,603	1,009,993	-
Cash and cash equivalents - end of period	$681,819	$960,703	$681,819

Supplementary Cash Flow Information
Non-cash investing and financing activities:
Common stock issued for debt	$619,600	$-	$1,681,746
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2012
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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2012
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $681,819 and $1,239,603 in cash and cash equivalents at September 30, 2012 and June 30, 2012, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of September 30, 2012 and June 30, 2012, the Company had $362,838 and $1,016,716, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

Prepaid expenses

Prepaid expenses mainly consist of legal retainers and deposit paid to obtain a license on patents rights. Legal retainers will be expensed in the period when services are completed. Deposit for patent rights will be expensed as exploration cost when the Company is licensed.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-Up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2012
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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to September 30, 2012.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2012
(Unaudited)

2. Significant Accounting Policies - Continued

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to September 30 2012, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to September 30, 2012.

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2012
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

Accounting Standards Updates ("ASUs") through ASU No. 2012-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2012
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

Share Issuances

For the period ended September 30, 2012:

On July 10, 2012, the Company issued 1,504,415 common shares at a deemed price of $0.1925 per share for debenture conversion of $289,600 (Note 6).

On August 21, 2012, the Company issued 815,047 common shares at a deemed price of $0.1595 per share for debenture conversion of $130,000 (Note 6).

On September 17, 2012, the Company issued 1,581,028 common shares at a deemed price of $0.1265 per share for debenture conversion of $200,000 (Note 6).

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

On May 15, 2012, the Company issued 40,323 common shares at a market price of $0.62 per share for consulting fees (Note 10).

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2012
(Unaudited)

3. Capital Stock - Continued

Since its inception (May 31, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount

06/06/06	Shares issued for cash	20,000,000	$0.001	$20,000
07/01/06	Shares issued for cash	10,000,000	0.001	10,000
12/11/06	Shares issued for cash	17,375,000	0.004	69,500
01/18/11	Shares issued for mining expenses	250,000	0.100	25,000
01/27/11	Shares issued for cash	250,000	1.000	250,000
03/07/11	Shares issued for mining expenses	250,000	0.100	25,000
04/27/11	Shares issued for director fees	2,300,000	7.650	17,595,000
04/29/11	Shares issued for settlement of mining expenses	200,000	3.700	740,000
05/10/11	Shares issued for cash	190,476	5.250	1,000,000
06/11/11	Shares issued for investor relation	300,000	2.340	702,000
11/22/11	Shares issued for debenture conversion	2,000,000	0.2925	585,000
4/18/12	Shares issued for debenture conversion	610,795	0.352	215,000
4/18/12	Shares issued for interest	323,637	0.810	262,146
4/27/12	Shares issued for director fees	300,000	1.060	318,000
5/1/12	Shares issued for consulting fees	26,041	0.960	25,000
5/15/12	Shares issued for consulting fees	40,323	0.620	25,000
7/10/12	Shares issued for debenture conversion	1,504,415	0.1925	289,600
8/21/12	Shares issued for debenture conversion	815,047	0.1595	130,000
9/17/12	Shares issued for debenture conversion	1,581,028	0.1265	200,000

	Cumulative Totals	58,316,762		$22,486,246

Of these shares, 32,666,364 were issued to directors and officers of the Company. 17,815,476 were issued to independent investors. 500,000 were issued for mining expenses (Note 5). 300,000 were issued for investor relation expenses. 200,000 were issued for debt settlement. 6,834,922 were issued for debenture and interest conversion (Note 6). There are no preferred shares outstanding. The Company has no stock option plan, warrants or other dilutive securities, other than an option granted to Glottech for 2,000,000 shares (Note 5) and warrants issued to acquire 5,140,562 shares of the Company regarding a convertible debenture (Note 6).

As per management agreements, the Company is obligated to issue 300,000 common shares to two directors by April 27, 2013 provided that they continue to serve as members to the Company’s board of directors. 300,000 common shares were issued to the two directors on April 27, 2011 and April 27, 2012 respectively.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2012
(Unaudited)

4. Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 740-20-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through September 30, 2012 of $7,314,766 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $358,641 and $69,406 during the periods ended September 30, 2012 and 2011, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2012. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2012, June 30, 2011, June 30, 2010 and June 30, 2009 are still open for examination by the Internal Revenue Service (IRS).

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2012
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

i.)	CDN $40,000 (paid) upon execution of the agreement;
ii.)	CDN $60,000 (paid) on or before January 1, 2012;
iii.)	CDN $100,000 on or before January 1, 2013;
iv.)	CDN $300,000 on or before January 1, 2014; and
v.)	Paying all such property payments as may be required to maintain the mineral permits in good standing.
vi.)

The Optionee shall provide a refundable amount of CDN$50,000 (paid) to the Optionor by November 2, 2010, which shall be applied by the Optionor towards work assessment expenses acceptable to the Government of Alberta, with any unused portion to be applied against payments required to maintain the permits underlying the property in good standing.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2012
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

On June 12, 2012, the Company filed a complaint with the court of common pleas of Chester County, Pennsylvania against Glottech – USA, LLC, Eldredge, Inc., and the Eldredge Companies, Inc. The complaint seeks an order of the court granting possession of the unit, in its current state, to the Company.

Effective August 14, 2012, the Company entered into an option agreement with GD Glottech-International, Limited (“GD International”) to protect our license and distribution rights in the event that GD-Glottech-USA, LLC (“GD USA”) is unable to perform and honor the obligations contingent to a letter agreement dated November 8, 2011.

Pursuant to the terms of the option agreement, we are required to provide an initial deposit of $150,000 to be held in escrow for the option to obtain a license on the patent rights, as set forth in the option agreement. A further $15,000 was required for exercising the option agreement and it will be credited to future fees when patents rights are exercised. We exerised this option agreement on September 1, 2012 and released the funds to GD International.

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2012
(Unaudited)

6. Convertible Debentures

On June 29, 2011, the company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate face amount of $1,500,000. The debenture is due on December 28, 2012 and carries an interest rate of 12% per annum, with an effective interest rate of 680.71% . The debenture is convertible at the lower of $0.83 and 55% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The convertible loan has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible debenture as a standalone instrument is to be measure at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $2,727,273. On November 22, 2011, $585,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.2925 per share in accordance with the terms of the agreement. On April 18, 2012, $215,000 in face value of the debenture was converted to 610,795 common shares at a price of $0.352 per share in accordance with the terms of the agreement. On July 10, 2012, $270,000 in face value of the debenture was converted to 1,402,597 common shares at a price of $0.1925 per share in accordance with the terms of the agreement. On August 21, 2012, $130,000 in face value of the debenture was converted to 815,047 common shares at a price of $0.1595 per share in accordance with the terms of the agreement. On September 17, 2012, $200,000 in face value of the debenture was converted to 1,581,028 common shares at a price of $0.1265 per share in accordance with the terms of the agreement. During the period ended September 30, 2012, an interest expense of $12,136 was accrued. On July 10, 2012, accrued interest of $19,600 on the debenture was converted to 101,818 common share at the same rate used for conversion of principal. Unpaid principal at September 30, 2012 is $100,000.

On May 15, 2012, the Company entered into another securities purchase agreement with the same investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate face value of $1,680,000, at an original issuance discount of $180,000; resulting in $1,500,000 net proceeds to the Company. The debenture is due on May 15, 2013 and carries no interest, with an effective interest rate of 561.35% . The debenture is convertible at the lower of $0.45 and 65% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. It is also subject to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $2,584,615.

On September 17, 2012, the Company entered into an amended agreement to revise conversion price of the debentures entered on June 29, 2011 and May 15, 2012. The debentures are now convertible at the lower of $0.20 and 65% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions.

Along with the debenture issued on June 29, 2011, the Company issued warrants to acquire a total of 1,807,229 shares of the Company for a period of five years at an exercise price of $0.913 of which 1,204,819 warrants were granted on June 29, 2011 and 602,410 warrants were granted on July 12, 2011. Along with the debenture entered into on May 15, 2012, the company issued warrants to acquire a total of 3,333,333 shares of the Company for a period of five years at an exercise price of $0.45. Effective September 17, 2012, the excise price of warrants granted on June 29, 2011, July 12, 2011 and May 15, 2012 is revised to $0.20 per amended agreement.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2012
(Unaudited)

6. Convertible Debentures – Continued

The warrants bear a cashless exercise provision. The warrants also include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock, which provision resulted in derivative liability treatment under ASC topic 815-10-55. Fair values at issuance totaled $2,168,674, $1,006,025 and $2,066,666 for warrants issued on June 29, 2011, July 12, 2011 and May 15, 2012 respectively.

The Company used the Lattice Model for valuing warrants using the following assumptions:

  Risk-free interest rate – 0.72%
  Term – 5 years
  Dividend yield – 0%
  Underlying stock price - $0.42
  Volatility – 274%

At September 30, 2012, the warrants were valued at $1,482,940 resulting in a gain on derivative liability of $676,095 in the period ended September 30, 2012. The corresponding debt discount of the debentures were accreted to interest expense over the terms of debentures of 18 months and 12 months respectively. During the period ended September 30, 2012, an accretion of $1,143,274 was recognized as interest expense.

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2011	1,204,819	$0.913	5 years
Warrants issued	3,935,743	$0.521	4.75 years
Exercised	-	$-	-
Cancelled	-	$-	-
Expired	-	$-	-
Balance, June 30, 2012	5,140,562	$0.613	4.57 years
Warrants issued	-	$-	-
Exercised	-	$-	-
Cancelled	-	$-	-
Expired	-	$-	-
Exercise price revised	-	$0.200	-
Balance, September 30, 2012	5,140,562	$0.200	4.32 years

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2012
(Unaudited)

7. Related Party Transactions

During the period ended September 30, 2012, the Company incurred consulting fees of $9,000 (2011 -$25,000) with directors and officers.

As of September 30, 2012, the Company was obligated to a director for a non-interest bearing demand loan with a balance of $45,332 (June 30, 2012 - $45,332). The Company plans to pay the loan back as cash flows become available.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

8. Investment

During the year ended June 30, 2012, the Company paid US$197,393 (CDN $200,000) in consideration for 800,000 shares of First Reef Energy Inc.

The Company intends to sell the securities purchased in the near term, and accordingly, has classified them as Available-for-Sale securities, wherein, unrealized gains or losses resulting from marking the securities to market are recorded in other comprehensive income. The securities are valued using Tier Three inputs in accordance with FASB ASC 870-10: Fair Value Measurements and Disclosure (FASB 157) resulting in estimated fair value of $197,393 at September 30, 2012. Resulting other comprehensive income is nominal.

9. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2012, the Company had a working capital deficiency of $3,464,535 and an accumulated deficit of $30,693,388. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2012
(Unaudited)

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

On May 1, 2012, the Company entered into two consulting agreements with consultants. Pursuant to agreements, consultants will receive monthly payments of $5,000 and $10,000 respectively ending on July 31, 2012. The agreements expired on July 31, 2012.

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

11. Subsequent Events

On October 24, 2012, the Company entered into a Share Exchange Agreement with Alexander Walsh, its President and director. Pursuant to the Agreement, the Company has issued to Mr. Walsh 20,000,000 Series A Convertible Preferred shares in consideration of the cancellation and return to treasury of 20,000,000 common shares owned by Mr. Walsh. The Series A Convertible Preferred Shares have a par value of $0.001 per share and are convertible on a one for one basis into shares of common stock subject to a one year hold period expiring on October 24, 2013. There are no other preferential rights attached to the Series A Convertible Preferred Shares. The securities were issued in reliance on Section 4(2) of the Securities Act of 1933.

The Company has evaluated subsequent events from September 30, 2012 through the date of this report, and determined there are no other items to disclose.

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

On January 18, 2011, we entered into a purchase option agreement with Salta Water Co. and we acquired a 60% interest on the Salta Aqua claims in Salta Province, Argentina. We had a further option to acquire the remaining 40% interest from Salta Water. On February 1, 2011, we issued 250,000 common shares at a deemed price of $0.10 per share for mining expenses relating to the Salta Aqua Claims. The price of the issued shares was based on the market price of the shares on January 31, 2011.

On January 18, 2012, we elected not to pursue our option to purchase the property at our Salta Project in Argentina. The decision was made after reviewing the geological findings, evaluating both the short and long-term financial commitments of the option agreement, considering the recent political unrest in Argentina, and, most importantly, the decision to focus our company’s attention on our Valleyview Project in Alberta, Canada.

On March 17, 2011, we entered into a letter agreement between our company and Glottech-USA, LLC, for an acquisition of one initial unit of certain proprietary and patented mechanical ultrasound technology for use in the water treatment in regards to our lithium operations in Alberta, Canada. Our officer and director, Alexander Walsh, met the principals of Glottech-USA in 2009 in the course of operating his consulting company, AW Enterprises LLC.

On November 8, 2011, we entered into a letter agreement with Glottech-USA. Pursuant to the terms of the agreement of November 8, 2011, we were granted an exclusive license to use and distribute the technology within the Swan Hills region of Alberta as well as a non-exclusive right to distribute the technology within Canada.

We previously made the following payments in association with the production of a working unit of Glottech-USA’s technology:

A.	$25,000 on March 21, 2011 in consideration for entering into the letter agreement dated March 17, 2011;
B.	$75,000 on May 27, 2011; and
C.	$700,000 on May 27, 2011.

As part of the November 8, 2011 agreement, our officer and director, Alexander Walsh, agreed to provide Glottech-USA with the option, for a period of 12 months from delivery of the first unit, to acquire 2,000,000 shares of our common stock currently held by him, for a total price of $1.00. Additionally, if, for any reason, Mr. Walsh failed to deliver the 2,000,000 shares of our common stock to Glottech-USA, we agreed to issue the shares from treasury.

On October 1, 2012, we entered into a license agreement and a sales agency agreement with GD Glottech regarding Glottech’s proprietary and patented mechanical ultrasound technology for use in water purification in the process of separation of salt and other minerals from lithium bearing brine produced from oil and gas operations.

Pursuant to the sales agency agreement we have been appointed as sales agent for the patented mechanical ultrasound technology within Canada. Our appointment will be exclusive within the field of non petro-chemical mining and non-exclusive in all other fields of use. In consideration of the sales agency rights, we have agreed to issue to GD Glottech 2,000,000 common shares in our capital stock, which obligation has been satisfied through the transfer to GD Glottech of 2,000,000 shares held by our officer and director, Alexander Walsh. It was the explicit intention of the parties that this share transfer fulfills the prior obligations of Alexander Walsh and Lithium Exploration Group with respect to the option contemplated in the March and November 2011 agreements with Glottech-USA. We will receive a royalty in respect of sales of the technology secured by us. The term of the initial agreement will be for 5 years with the possibility of extension if sales targets are achieved.

Pursuant to the license agreement, we have obtained the exclusive right to use the mechanical ultrasound technology within the field of non-petro-chemical mining within the territory of Canada. We may also sublicense our rights under the license in respect of one or more units of the technology to any entity operating within the field of use in which we own or beneficially own at least a 20% equity interest. Glottech has agreed to supply us with up to 5 technology units per 12-month period from the effective date of the license term, which will start from the month of delivery of the unit of the technology. The first unit of the technology provided under the license will be provided at no additional cost to us and subsequent units shall be subject to a fee based on the then current retail price of the units. If we sublicense any of our rights, the term of the applicable license will be for 5 years from the date the applicable unit is delivered. Pursuant to the license agreement, Glottech shall provide ongoing technical assistance and training in respect of our use of the technology at our cost.

In consideration of the license, we will pay to Glottech a royalty based on the tonnage of water produced by our use of the technology in accordance with the agreement. A minimum annual royalty will be applicable. The term of the license agreement shall be for an initial period of 5 years and shall be renewable for additional terms of 5 years provided that we satisfy the minimum royalty requirements during each period.

GD Glottech’s technology is designed to separate suspended solids from water (brine), which is one step in the process that we are taking to produce commercially viable minerals. The technology produces extremely high temperatures, which destroy organic substances such as bacteria and other toxic agents. We believe that GD Glottech's technology can provide lower costs of operation as well as reduced time for site clean-up than traditional methods of water treatment. We anticipate using this application to extract dissolved solids like lithium, potassium, and magnesium from oil field brine. The disposal of produced water (brine) from oil and gas production in Alberta is a significant environmental issue for the province and presents a considerable economic issue for producers. We intend to use the technology on our Valleyview Property in Alberta, in cooperation with oil and gas producers, to treat and dispose of their produced water while monetizing the minerals that are contained within that produced water stream that is being brought to the surface during the oil and gas production process. As we own the MAIM (Metals and Industrial Minerals) claims to the minerals on the Valleyview Property, the minerals contained in their produced water stream fall under our rights. While we have had discussions with oil and gas consultants and oil operators regarding their difficulties in treating the brine at some of their fields, we have no formal agreements in place.

The technical process is based on the use of mechanical ultrasound generated through the production of a series of cavitations. Mechanical ultrasound is a machine-produced sound of a frequency above the upper limit of the normal range of human hearing. Cavitations are the rapid formation and collapse of bubbles in liquids, caused by the movement of something such as a propeller or by waves of high-frequency sound. The production of mechanical ultrasound allows GD Glottech’s technology to distill the fluid stock. Using mechanical ultrasound for distillation has been attempted before, but the external energy requirement needed to produce the mechanical ultrasound was far too expensive to make it commercially viable. GD Glottech’s technology uses the energy released during the cavitations in order to make it commercially viable from an economic perspective. During these cavitations, a millisecond of energy is released. During this release, temperatures can reach 5000 degrees Centigrade. As this is a pilot unit, no other units are currently in production.

On June 12, 2012, we filed suit against Glottech-USA in the Court of Common Pleas of Chester County, Pennsylvania, alleging that Glottech-USA misused our funds and was in breach of our agreements that called for Glottech-USA to deliver one initial unit of the mechanical ultrasound technology. We further alleged that Glottech-USA was financially insolvent and unable to fulfill its promises to us.

Effective August 14, 2012, we entered into an option agreement with GD Glottech-International, Ltd. (“GD Glottech”, to protect our license and distribution rights in the event that Glottech-USA became unable to perform and honor its obligations to us.

Pursuant to the terms of the option agreement, we were required to provide an initial amount of $150,000 to be held in escrow for the option to obtain a license on the patent rights, as set forth in the option agreement. On September 1, 2012 Glottech-USA’s license to the technology expired and on the same day we exercised this option agreement on September 1, 2012 and released the funds to GD Glottech.

On October 19, 2012, GD Glottech moved to intervene as an interested party in the litigation pending against Glottech-USA. GD Glottech cited its role as owner of the patents as a basis for intervening in the litigation against Glottech-USA. We believe GD Glottech’s entry into the litigation against Glottech-USA is favorable to our cause in the litigation.

On October 22, 2012 the Court of Common Pleas in Chester County, Pennsylvania, granted our motion to amend our complaint against Glottech-USA to add claims for fraud and damages reflective of the malfeasance which we allege against Glottech-USA and its officers.

Given pending litigation against Glottech USA, and the uncertainties naturally inherent of any litigation (particularly as to outcome and timing thereof), we have moved to assure continuity of our licensing rights through entering into, and exercising, this option to contract directly with the technology inventor and patents owner, GD Glottech. Thus, regardless of the outcome of the litigation, or indeed any action or inaction of Glottech USA, our interest in the technology is assured.

On June 29, 2011, we entered into a securities purchase agreement with Hagen Investments Ltd. Pursuant to the terms of the agreement, Hagen acquired convertible debentures with an aggregate total of $1,500,000. $1,000,000 was paid on June 29, 2011 and $500,000 was paid on July 12, 2011. The initial debenture for $1,000,000 is due on December 28, 2012. The release of the full $1,500,000 to us is governed by the terms of an escrow agreement entered into on the same day. The debenture initially carries an interest rate of 12% per annum and is convertible at $0.83 per share subject to various prescribed conditions. Along with the debentures, we have issued warrants to acquire a total of 1,204,819 shares of our common stock for a period of 5 years at a price of $0.913. The warrants also include cashless exercise provisions in the event that the registration statement is not effective. On November 22, 2011, we issued 2,000,000 shares of our common stock, at $0.2925 per share, upon receiving a notice of conversion from Hagen converting $585,000 of a total $1,000,000 debt owed, pursuant to the securities purchase agreement entered into on June 29, 2011. On September 30, 2012 the principal balance of debt remaining to Hagen was $100,000 plus interest accruing at a rate of 12% per annum from July 12, 2011.

Pursuant to a registration rights agreement entered into with Hagen on the same day, we were required to file a registration statement for the shares underlying the convertible debentures, as well as the warrants, within 30 days of the closing of the initial $1,000,000 and ensure that the registration statement is declared effective by the Securities and Exchange Commission within 120 days of the closing. The registration was made effective on February 29, 2012, but because effectiveness was granted following 120 days from closing of the registration rights agreement, we will incur a 10% penalty on all convertible debentures registered pursuant to the agreement. Accordingly, whereas the conversion price of the debentures was previously the lesser of (i) 65% of the lowest reported sale price of our common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.83, the discounted conversion price will be the lesser of (i) 55% of the lowest reported sale price of our common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.83.

Also on June 29, 2011, our officer and director, Alexander Walsh, entered into a guaranty and pledge agreement whereby he pledged 25,000,000 shares of our common stock currently held by him, as collateral and guaranty for our obligations under the securities purchase agreement and the debentures.

On March 28, 2012, we entered into a securities purchase agreement with Hagen. Pursuant to the terms of the agreement, within 45 days Hagen will acquire convertible debentures with an aggregate total of $1,680,000, at an original issuance discount of $180,000, resulting in $1,500,000 net proceeds to us.

The debentures will be due within 12 months of receipt of funds, will carry no interest, and will be convertible at $0.45 per share subject to various prescribed conditions. Along with the debentures, we will issue warrants to acquire a total of 3,333,333 shares of our common stock for a period of 5 years at a price of $0.69. The warrants will also include cashless exercise provisions.

On May 15, 2012, we entered into an amendment to the securities purchase agreement to adjust the exercise price of the warrant to be issued in conjunction with the closing of the securities purchase agreement from $0.69 per share to $0.45 per share.

Also on May 15, 2012, we received $1,500,000 from Hagen and closed the securities purchase agreement. In conjunction with this closing we issued the convertible debenture in the amount of $1,680,000. The debenture is due on May 15, 2013, carries no interest, and is convertible at the lower of $0.45 per share or 65% of the lowest reported price of our common stock over the 20 trading days immediately prior to the date of conversion. Additionally, we issued Hagen a warrant to acquire 3,333,333 shares of our common stock for a period of 5 years at an exercise price of $0.45 per share.

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

On September 17, 2012, we entered into an agreement to modify the securities purchase agreements, we originally entered into with Hagen, dated June 29, 2011 and March 28, 2012, whereby Hagen acquired warrants and convertible debentures to purchase shares of our common stock. The parties have agreed to reduce the exercise price of the warrant and to reduce the conversion price of the debenture from the prices set forth in the original securities purchase agreements.

The pricing mechanisms of the warrant and the convertible debenture in the original securities purchase agreements have been amended such that the exercise price per share of the common stock under the warrant shall be $0.20, subject to adjustment, and the conversion price of the debenture shall be the lesser of (i) 65% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.20.

Excluding the modifications to the exercise price of the warrant and to reduce the conversion price of the debenture, the original securities purchase agreements, dated June 29, 2011 and March 28, 2012, will remain un-amended and in full force and effect.

Results of Operations

We have generated no revenues since inception and have incurred $385,767 in operating expenses for the three month period ended September 30, 2012.

The following provides selected financial data about our company for the three month periods ended September 30, 2012 and 2011.

Three months ended September 30, 2012 and 2011.

		Three months		Three months
		ended		ended
		September 30,		September 30,
		2012		2011
Revenue	$	Nil	$	Nil
Operating expenses (loss)		$(385,767)		$(752,700)
Interest expense (loss)		$(1,755,410)		$(831,146)
Gain on derivative liability		$676,095		$1,385,541
Net loss		$(1,465,082)		$(198,305)

Operating expenses for the three months ended September 30, 2012 decreased as a result of a decrease in consulting fees, investor relations, mining expenses and travel expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2012, and June 30, 2012, respectively.

Working Capital

	As at	As at
	September 30,	June 30,
	2012	2012
Total assets	$867,450	$1,239,603
Total liabilities	(4,322,610)	(3,849,281)
Working capital (deficit)	(3,455,160)	(2,609,678)

Cash Flows

	Three Months	Three Months
	ended	ended
	September 30,	September 30,
	2012	2011
Net cash provided by (used in) operating activities	$(557,784)	$(451,826)
Net cash provided by (used in) investing activities	Nil	(97,464)
Net cash provided by (used in) financing activities	Nil	500,000
Increase (Decrease) in cash	(557,784)	(49,290)

We had cash of $681,819 as of September 30, 2012 compared to cash of $1,239,603 as of June 30, 2012. We had a working capital deficit of $3,455,160 as of September 30, 2012 compared to a working capital deficit of $2,609,678 as of June 30, 2012.

The report of our auditors on our audited financial statements for the fiscal year ended June 30, 2012, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

We intend to meet our cash requirements for the next 12 months through the use of the cash we have on hand and through additional financings. On May 15, 2012, our company entered into a securities purchase agreement. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate total of $1,680,000, at an original issuance discount of $180,000; resulting in $1,500,000 net proceeds to our company. The debenture is due on May 15, 2013 and carries no interest. The debenture was originally convertible at the lower of $0.43 or 65% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date. In September 2012 the convertible debentures’ exercise price was revised to the lower of $0.20 or 65% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. It is also subject to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $2,584,615. We currently do not have any other arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $681,819 and $1,239,603 in cash and cash equivalents at September 30, 2012 and June 30, 2012, respectively.

Concentration of Risk

Our company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of September 30, 2012 and June 30, 2012, our company had $362,838 and $1,016,716, respectively, in deposits in excess of federally insured limits in its US bank. Our company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

Prepaid Expenses

Prepaid expenses mainly consist of legal retainers and deposit paid to obtain a license on patents rights. Legal retainers will be expensed in the period when services are completed. Deposit for patent rights will be expensed as exploration cost when our company is licensed.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to September 30, 2012.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to September 30 2012, our company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to September 30, 2012.

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

Convertible Debentures

We value our convertible debentures with provisions resulting in beneficial conversion features from the embedded derivative at fair value according to ASC-840-10-25-14, rather than have its conversion feature bifurcated and reported separately due to ASC-815-15-25-1b. Because the value of the derivative related to the warrant exceeds the proceeds of the loan, our company allocated 100% of the proceeds to the warrant derivative and took a day one loss for the difference between the proceeds and the fair value of the warrants, resulting in a debt discount on the full fair value of the debenture because no proceeds were available to be allocated to the debt or its beneficial conversion feature. That debt discount is accreted to interest expense over the stated life of the note using the interest method in accordance with ASC 470-20-35-7a and 835-30-35-2. Unaccreted debt discount on the date of conversion is accreted to interest expense on that date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

On August 27, 2012 we filed a motion to amend our complaint to include claims of breach of trust and fiduciary duty, breach of good faith and fair dealing, breach of contract, conversion of funds, fraud, and the imposition of a constructive trust. We believe that this action is necessary to protect our interest against possible misuse of funds by Glottech-USA, LLC and its principals. We will also seek damages as appropriate.

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

On October 24, 2012, we issued to 20,000,000 Series A Convertible Preferred shares in consideration of the cancellation and return to treasury of 20,000,000 common shares owned by our president and director, Alexander Walsh. The Series A Convertible Preferred Shares have a par value of $0.001 per share and are convertible on a one for one basis into shares of common stock subject to a one year hold period expiring on October 24, 2013. There are no other preferential rights attached to the Series A Convertible Preferred Shares. The securities were issued in reliance on Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
No.
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)
3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8-K/A filed on April 23, 2009)
3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)
(10)	Material Contracts
10.1	Option to Enter Joint Venture Agreement between our company and USA Uranium Corp. dated July 31, 2009 (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2009)
10.2	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011)
10.3	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011)
10.4	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.5	Registration Rights Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.6	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.7	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.8	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.9	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.10	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)
10.11	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)
10.12	Letter Agreement between our company and Glottech-USA, LLC dated November 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 21, 2011)
10.13	Employment Agreement between our company and Alexander Walsh dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)
10.14	Consulting Agreement between our company and Brandon Colker dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)
10.15	Consulting Agreement between our company and Jonathan Jazwinski dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)
10.16	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
10.17	Debenture dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)

Exhibit	Description
No.
10.18	Debenture dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 18, 2012)
10.19	Employment Agreement with Alexander Koretsky dated May 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2012)
10.20	Management Consulting Agreement with Bryan A. Kleinlein dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2012)
10.21	Option Agreement between our company and GD Glottech-International, Limited dated August 14, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)
10.22	Agreement between our company and Hagen Investments Ltd. dated September 17, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 18, 2012)
10.23	License Agreement with GD Glottech-International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)
10.24	Sales Agreement with GD Glottech International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)
(21)	Subsidiaries of the Registrant
21.1	1617437 Alberta Ltd., an Alberta corporation (wholly-owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: November 14, 2012	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Date: November 14, 2012	/s/ Bryan A. Kleinlein
Bryan A. Kleinlein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)