Form 10-Q
period 2012-12-31
Lithium Exploration Group, Inc.
filed 2013-02-19
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 000-54881

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

[X] YES        [_] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] YES        [_] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

[_] YES        [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[_] YES        [_] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 40,587,787 common shares issued and outstanding as of February 5, 2013.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three and six month periods ended December 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LITHIUM EXPLORATION GROUP, INC.
(An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31,	June 30,
	2012	2012
	(Unaudited)	(Restated)
ASSETS

Current
Cash and cash equivalents	$210,369	$1,239,603
Prepaid expenses	16,610	-
Total current assets	226,979	1,239,603

Investment (Note 8)	197,393	197,393

Total Assets	$424,372	$1,436,996

LIABILITIES

Current
Accounts payable and accrued liabilities	$37,941	$52,898
Convertible note payable (Note 5)	106,667	-
Derivative liability (Note 6)	1,387,949	2,159,035
Due to related party (Note 7)	45,332	45,332
Convertible debentures (net of discount of $2,125,886 and $3,738,145) (Note 6)	458,729	119,198
Accrued interest (Note 6)	-	18,273

Total Current Liabilities	2,036,618	2,394,736

STOCKHOLDERS’ DEFICIT

Capital stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
500,000,000 common shares, $0.001 par value

Issued and outstanding:
20,000,000 preferred shares	20,000	-
(June 30, 2012 – nil)
39,464,118 common shares	39,465	54,417
(June 30, 2012 – 54,416,272)
Additional paid-in capital	28,755,107	27,406,774
Deficit accumulated during the exploration stage	(30,426,818)	(28,418,931)
Total Stockholders’ Deficit	(1,612,246)	(957,740)

Total Liabilities and Stockholders’ Deficit	$424,372	$1,436,996

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Cumulative from
	Ended	Ended	Ended	Ended	Inception
	December 31,	December 31,	December 31,	December 31,	(May 31, 2006) to
	2012	2011	2012	2011	December 31,
		(Restated)		(Restated)	2012

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
Advertising	15,696	14,484	55,348	25,272	195,575
Consulting fees (Notes 3 & 7)	67,693	48,000	155,682	141,675	542,005
Director fees (Note 3)	-	-	-	-	17,913,000
General and administrative	17,625	9,018	35,355	25,695	107,858
Investor relations (Note 3)	44,000	130,400	68,000	581,600	856,000
Management fees	-	-	-	-	45,000
Mining expenses (Notes 3 & 5)	409,668	94,558	443,989	171,604	7,731,525
Professional fees	104,940	36,976	197,971	68,548	671,909
Travel	30,935	7,598	44,624	22,390	104,950
Wages	78,010	41,369	153,365	98,319	367,246

Loss from operations	(768,567)	(382,403)	(1,154,334)	(1,135,103)	(28,535,068)

Other income (expenses)
Interest expense (Note 6)	(459,854)	(1,095,308)	(1,624,639)	(1,657,788)	(5,745,166)
Gain on derivative liability (Note 6)	94,991	704,820	771,086	2,090,361	3,853,416

Loss before income taxes	(1,133,430)	(772,891)	(2,007,887)	(702,530)	(30,426,818)

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net loss for the period	(1,133,430)	(772,891)	(2,007,887)	(702,530)	(30,426,818)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.01)	$(0.04)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	44,242,052	51,963,302	50,288,495	51,539,389

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to December 31, 2012

	Preferred Shares		Common Shares
						Deficit
						Accumulated
						During the
	Number of		Number of		Additional	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Inception – May 31, 2006	-	$-	-	$-	$-	$-	$-
Common shares issued to a founder at $0.01 cash per share, June 6, 2006	-		- 20,000,000	20,000	-	-	20,000
Loss for the period (Unaudited)	-	-	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006 (Unaudited)	-	-	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at $0.01 per share, July 1, 2006	-	-	10,000,000	10,000	-	-	10,000
Common shares issued for cash at $0.04 per share, December 11, 2006	-	-	17,375,000	17,375	52,125	-	69,500
Loss for the year (Unaudited)	-	-	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007 (Unaudited)	-	-	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	-	-	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the year	-	-	-	-	-	(31,624)	(31,624)
Balance – June 30, 2009	-	-	47,375,000	47,375	52,125	(116,519)	(17,019)
Loss for the year	-	-	-	-	-	(20,639)	(20,639)
Balance – June 30, 2010	-	-	47,375,000	47,375	52,125	(137,158)	(37,658)
Common shares issued for cash at $1.00 per share, January 27, 2011	-	-	250,000	250	249,750	-	250,000
Common shares issued for cash at $5.25 per share, April 28, 2011	-	-	190,476	191	999,809	-	1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to December 31, 2012

	Preferred Shares		Common Shares
						Deficit
						Accumulated
						During the
	Number of		Number of		Additional	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Common shares issued for mining expenses and related finder’s fees	-	-	500,000	500	49,500	-	50,000
Common shares issued for settlement of mining expenses	-	-	200,000	200	739,800	-	740,000
Common shares issued for director fees	-	-	2,300,000	2,300	17,592,700	-	17,595,000
Common shares issued for investor relations	-	-	300,000	300	701,700	-	702,000
Options issued for mining expenses	-	-			4,940,000		4,940,000
Loss for the year	-	-	-	-	-	(25,891,334)	(25,891,334)
Balance – June 30, 2011	-	-	51,115,476	51,116	25,325,384	(26,028,492)	(651,992)
Common shares issued for consulting fees	-	-	366,364	366	367,634	-	368,000
Common shares issued for debt conversion	-	-	2,934,432	2,935	1,713,756	-	1,716,691
Loss for the year	-	-	-	-	-	(2,390,439)	(2,390,439)
Balance – June 30, 2012 (Restated)	-	-	54,416,272	54,417	27,406,774	(28,418,931)	(957,740)
Common shares issued for investor relations	-	-	80,129	80	19,920	-	20,000
Common shares issued for mining expenses	-	-	118,056	118	29,882	-	30,000
Common shares issued for debt conversion	-	-	4,849,661	4,850	1,298,531	-	1,303,381
Common shares exchanged for preferred shares	20,000,000	20,000	(20,000,000)	(20,000)	-	-	-
Net loss for the period (Unaudited)	-	-	-	-	-	(2,007,887)	(2,007,887)
Balance – December 31, 2012	20,000,000	$20,000	39,464,118	$39,465	$28,755,107	$(30,426,818)	$(1,612,246)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative from
	Six Months	Six Months	Inception
	Ended	Ended	(May 31, 2006) to
	December 31, 2012	December 31, 2011	December 31, 2012
		(Restated)

Cash Flows from Operating Activities
Net loss for the period	$(2,007,887)	$(702,530)	$(30,426,818)
Items not affecting cash:
Common shares issued for mining expenses and related finder’s fees	30,000	-	820,000
Common shares issued for director fees	-	-	17,913,000
Non-cash mining expenses	106,667	-	106,667

Common shares issued for investor relations	20,000	-	722,000

Common shares issued for consulting fees	-	-	50,000
Options issued for mining expenses	-	-	4,940,000
Interest expense	1,624,639	1,657,788	5,745,166
Gain on derivative liability	(771,086)	(2,090,361)	(3,853,416)

Changes in operating assets and liabilities:
Prepaid expenses	(16,610)	441,600	(16,610)
Accounts payable and accrued liabilities	(14,957)	(50,639)	37,941
Net cash used in operations	(1,029,234)	(744,142)	(3,962,070)

Cash Flows from Investing Activities
Investment	-	(197,393)	(197,393)
Net cash used in investing activities	-	(197,393)	(197,393)

Cash Flows from Financing Activities
Advance from related party	-	-	47,537
Repayment to related party	-	-	(2,205)
Issuance of common shares for cash	-	-	1,349,500
Issuance of convertible debentures	-	500,000	3,000,000
Issuance cost of convertible debentures	-	-	(25,000)
Net cash provided by financing activities	-	500,000	4,369,832

Increase (decrease) in cash and cash equivalents	(1,029,234)	(441,535)	210,369
Cash and cash equivalents - beginning of period	1,239,603	1,009,993	-
Cash and cash equivalents - end of period	$210,369	$568,458	$210,369

Supplementary Cash Flow Information
Non-cash investing and financing activities:
Common stock issued for debt	$730,653	$585,000	$1,792,799
Promissory note issued for expenses	$106,667	$-	$106,667
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2012
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
December 31, 2012
(Unaudited)

2. Significant Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2012 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $210,369 and $1,239,603 in cash and cash equivalents at December 31, 2012 and June 30, 2012, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of December 31, 2012 and June 30, 2012, the Company had $nil and $1,016,716, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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
December 31, 2012
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

Net Income or (Loss) per Share

The Company has adopted FASC Topic No. 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income(loss) by the weighted average number of shares of common stock and preferred shares respectively outstanding during the period.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to December 31, 2012.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2012
(Unaudited)

2. Significant Accounting Policies - Continued

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to December 31, 2012, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to December 31, 2012.

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

Warrants

We value our warrants with provisions resulting in derivative liabilities at fair value using the lattice model according to ASC-815-10-55. We revalue our warrants at the end of every period at fair value and record the difference in other income(expense) in the consolidated statement of operations.

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
December 31, 2012
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

Accounting Standards Updates ("ASUs") through ASU No. 2013-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2012
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

For the period ended December 31, 2012:

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

On October 25, 2012, the Company cancelled 20,000,000 common shares owned by its President and in exchange, 20,000,000 preferred shares were issued to its President.

On November 1, 2012, the Company issued 62,500 common shares at a market price of $0.24 per share for mining expenses.

On November 13, 2012, the Company issued 41,667 common shares at a market price of $0.24 per share for investor relation expenses.

On November 22, 2012, the Company issued 949,171 common shares at a deemed price of $0.1170 per share for debenture conversion of $111,053 (Note 6).

On December 1, 2012, the Company issued 55,556 common shares at a market price of $0.27 per share for mining expenses.

On December 13, 2012, the Company issued 38,462 common shares at a market price of $0.26 per share for investor relation expenses.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2012
(Unaudited)

3. Capital Stock - Continued

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
December 31, 2012
(Unaudited)

3. Capital Stock - Continued

Since its inception (May 31, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount

06/06/06	Shares issued for cash	20,000,000	$0.001	$20,000
07/01/06	Shares issued for cash	10,000,000	0.001	10,000
12/11/06	Shares issued for cash	17,375,000	0.004	69,500
01/18/11	Shares issued for mining expenses	250,000	0.100	25,000
01/27/11	Shares issued for cash	250,000	1.000	250,000
03/07/11	Shares issued for mining expenses	250,000	0.100	25,000
04/27/11	Shares issued for director fees	2,300,000	7.650	17,595,000
04/29/11	Shares issued for settlement of mining expenses	200,000	3.700	740,000
05/10/11	Shares issued for cash	190,476	5.250	1,000,000
06/11/11	Shares issued for investor relation	300,000	2.340	702,000
11/22/11	Shares issued for debenture conversion	2,000,000	0.2925	585,000
4/18/12	Shares issued for debenture conversion	610,795	0.352	215,000
4/18/12	Shares issued for interest	323,637	0.810	262,146
4/27/12	Shares issued for director fees	300,000	1.060	318,000
5/1/12	Shares issued for consulting fees	26,041	0.960	25,000
5/15/12	Shares issued for consulting fees	40,323	0.620	25,000
7/10/12	Shares issued for debenture conversion	1,504,415	0.1925	289,600
8/21/12	Shares issued for debenture conversion	815,047	0.1595	130,000
9/17/12	Shares issued for debenture conversion	1,581,028	0.1265	200,000
10/25/12	Shares cancelled in exchange for preferred shares	(20,000,000)	0.0010	(20,000)
11/1/12	Shares issued for mining expenses	62,500	0.2400	15,000
11/13/12	Shares issued for investor relation	41,667	0.2400	10,000
11/22/12	Shares issued for debenture conversion	949,171	0.1170	111,053
12/1/12	Shares issued for mining expenses	55,556	0.2700	15,000
12/13/12	Shares issued for investor relation	38,462	0.2600	10,000
	Cumulative Totals	39,464,118		$22,627,299

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2012
(Unaudited)

3. Capital Stock - Continued

Of these shares, 10,666,364 were issued to directors and officers of the Company. 17,815,476 were issued to independent investors. 618,056 were issued for mining expenses (Note 5). 380,129 were issued for investor relation expenses. 200,000 were issued for debt settlement. 7,784,093 were issued for debenture and interest conversion (Note 6). 2,000,000 were issued for a mining option settlement (Note 5). As of December 31, 2012, the Company has issued 20,000,000 preferred shares to an officer and director of the Company. The preferred shares have a par value of $0.001 per share and are convertible on a one for one basis into common shares subject to a one year hold period expiring on October 24, 2013. There are no other preferential rights attached to the preferred shares. Other than the convertible debenture and convertible note, the Company has no stock option plan, warrants or other potentially dilutive securities, other than warrants issued to acquire 5,140,562 shares of the Company regarding a convertible debenture (Note 6).

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through December 31, 2012 of $8,113,160 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $631,985 and $808,082 during the periods ended December 31, 2012 and 2011, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2012. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2012, June 30, 2011, June 30, 2010 and June 30, 2009 are still open for examination by the Internal Revenue Service (IRS).

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2012
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

In consideration for the Assignment, the Company agreed to pay US$90,000 by way of cash or stock of equal value (consisting of amounts previously paid by the Assignor pursuant to the Option Agreement). The Option shall be in good standing and exercisable by the Company by paying the following amounts on or before the dates specified in the following schedule:

i.)	CDN $40,000 (paid) upon execution of the agreement;

ii.)	CDN $60,000 (paid) on or before January 1, 2012;

iii.)	CDN $100,000 on or before January 1, 2013 (amended);

iv.)	CDN $300,000 on or before January 1, 2014; and

v.)	Paying all such property payments as may be required to maintain the mineral permits in good standing.

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2012
(Unaudited)

5. Mineral Property Costs - Continued

On December 31, 2012, the Company entered into an agreement to amend the original payment requirement of CDN$100,000 due on January 1, 2013 to the following payments: CDN $20,000 cash payment due on January 1, 2013 and CDN $80,000 by a 15% one year promissory note starting January 1, 2013. The promissory note is interest free until March 31, 2013. After then, interest will accrue on the principal balance then in arrears at the rate of 15% per annum. No payments shall be payable until December 31, 2013. At any time, the optionor may elect to convert the remaining balance of CDN $80,000 plus accrued interest into common shares of the Company at 75% of the closing market price of the Company’s common shares on the election day. The full $100,000 (consisting of cash payment and note payable) was expensed at December 31, 2012 with corresponding liabilities of $20,000 and $80,000 being reported in accounts payable and note payable respectively. The note is subject to be measured at its fair value in accordance with ASC 480-10-25-14. The fair value at issuance was $106,667. An additional $26,667 was charged to mining expense and the note balance at December 31, 2012 is $106,667.

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

d)

The Company also granted an option to acquire 2,000,000 shares for $1.00 to Glottech – USA upon receipt of the operational ultrasonic generator that they are building for Lithium Exploration Group. The 2,000,000 shares are to be paid from outstanding shares owned by Alex Walsh, company CEO. During the year ended June 30, 2011, the option resulting in additional mining expenses of $4,940,000 was valued using the fair market value of the shares to be issued. On October 1, 2012, Alex Walsh and GD International entered into an agreement to transfer 2,000,000 common shares owned by Alex Walsh to GD International. The shares were received by GD International on October 29, 2012.

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2012
(Unaudited)

5. Mineral Property Costs - Continued

Pursuant to the terms of the option agreement, we are required to provide an initial deposit of $150,000 to be held in escrow for the option to obtain a license on the patent rights, as set forth in the option agreement. A further $15,000 was required for exercising the option agreement and it will be credited to future fees when patent rights are exercised. We exerised this option agreement on September 1, 2012 and released the funds to GD International.

On October 1, 2012, the Company entered into a sales agency agreement with GD International.The agreement shall replace all agreements entered previously. Pursuant to the agreement, the Company is appointed as GD International’s sales agent for the technology within the territory. As a consideration, 2,000,000 common shares of the Company shall be issued to GD International (issued: see d) above). GD International retains all right, title and interest in the technology. The term of this agreement will be an intial period of five years. The term shall be automatically renewable thereafter for successive five year periods provided that the Company has sold not less than 25 or more technology units during each applicable five year period.

6. Convertible Debentures

On June 29, 2011, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate face amount of $1,500,000. The debenture is due on December 28, 2012 and carries an interest rate of 12% per annum, with an effective interest rate of 680.71%. The debenture is convertible at the lower of $0.83 and 55% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The convertible loan has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible debenture as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $2,727,273. On November 22, 2011, $585,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.2925 per share in accordance with the terms of the agreement. On April 18, 2012, $215,000 in face value of the debenture was converted to 610,795 common shares at a price of $0.352 per share in accordance with the terms of the agreement. On July 10, 2012, $270,000 in face value of the debenture was converted to 1,402,597 common shares at a price of $0.1925 per share in accordance with the terms of the agreement. On August 21, 2012, $130,000 in face value of the debenture was converted to 815,047 common shares at a price of $0.1595 per share in accordance with the terms of the agreement. On September 17, 2012, $200,000 in face value of the debenture was converted to 1,581,028 common shares at a price of $0.1265 per share in accordance with the terms of the agreement. On November 22, 2012, $100,000 in face value of the debenture was converted to 854,701 common shares at a price of $0.117 per share in accordance with the terms of the agreement. During the period ended December 31, 2012, an interest expense of $12,380 was accrued. On July 10, 2012, accrued interest of $19,600 on the debenture was converted to 101,818 common share at the same rate used for conversion of principal. On November 22, 2012, accrued interest of $11,053 on the debenture was converted to 94,470 common shares at the same rate used for conversion of principal. All principal has been repaid as of December 31, 2012.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2012
(Unaudited)

6. Convertible Debentures – Continued

On May 15, 2012, the Company entered into another securities purchase agreement with the same investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate face value of $1,680,000, at an original issuance discount of $180,000; resulting in $1,500,000 net proceeds to the Company. The debenture is due on May 15, 2013 and carries no interest, with an effective interest rate of 561.35%. The debenture is convertible at the lower of $0.45 and 65% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. It is also subject to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $2,584,615.

On September 17, 2012, the Company entered into an amended agreement to revise the conversion price of the debentures entered on June 29, 2011 and May 15, 2012. The debentures are now convertible at the lower of $0.20 and 65% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions.

Along with the debenture issued on June 29, 2011, the Company issued warrants to acquire a total of 1,807,229 shares of the Company for a period of five years at an exercise price of $0.913 of which 1,204,819 warrants were granted on June 29, 2011 and 602,410 warrants were granted on July 12, 2011. Along with the debenture entered into on May 15, 2012, the Company issued warrants to acquire a total of 3,333,333 shares of the Company for a period of five years at an exercise price of $0.45. Effective September 17, 2012, the excise price of warrants granted on June 29, 2011, July 12, 2011 and May 15, 2012 is revised to $0.20 per the amended agreement.

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
  Volatility – 274%

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2012
(Unaudited)

6. Convertible Debentures – Continued

At December 31, 2012, the warrants were valued at $1,387,949 resulting in a gain on derivative liability of $771,086 in the period ended December 31, 2012. The corresponding debt discount of the debentures were accreted to interest expense over the terms of debentures of 18 months and 12 months respectively. During the period ended December 31, 2012, an accretion of $896,634 was recognized as interest expense.

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2011	1,204,819	$0.913	5 years
Warrants issued	3,935,743	$0.521	4.75 years
Exercised	-	$-	-
Cancelled	-	$-	-
Expired	-	$-	-
Balance, June 30, 2012	5,140,562	$0.613	4.57 years
Warrants issued	-	$-	-
Exercised	-	$-	-
Cancelled	-	$-	-
Expired	-	$-	-
Exercise price revised	-	$0.200	-
Balance, December 31, 2012	5,140,562	$0.200	4.07 years

7. Related Party Transactions

During the period ended December 31, 2012, the Company incurred consulting fees of $18,000 (2011 - $25,000) with directors and officers.

As of December 31, 2012, the Company was obligated to a director for a non-interest bearing demand loan with a balance of $45,332 (June 30, 2012 - $45,332). The Company plans to pay the loan back as cash flows become available.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2012
(Unaudited)

8. Investment

During the year ended June 30, 2012, the Company paid US$197,393 (CDN $200,000) in consideration for 800,000 shares of First Reef Energy Inc.

The Company intends to sell the securities purchased in the near term, and accordingly, has classified them as Available-for-Sale securities, wherein, unrealized gains or losses resulting from marking the securities to market are recorded in other comprehensive income. The securities are valued using Tier Three inputs in accordance with FASB ASC 870-10: Fair Value Measurements and Disclosure (FASB 157) resulting in estimated fair value of $197,393 at December 31, 2012. Resulting other comprehensive income is nominal.

9. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2012, the Company had a working capital deficiency of $1,782,972 and an accumulated deficit of $30,400,151. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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
December 31, 2012
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

On October 1, 2012, the Company’s solely owned subsidiary entered into an agreement with a consultant to provide consulting services for mining operations. Pursuant to agreement, the consultant will receive a cash payment of $20,000 per month for five months starting October 15, 2012.

On November 1, 2012, the Company entered into an agreement with a consultant to provide consulting services for mining operations. Pursuant to agreement, the consultant will receive a number of common shares of the Company valued at $15,000 per month for six months starting November 1, 2012.

On November 13, 2012, the Company entered into an agreement with a consultant to provide public relations and investor relations services. Pursuant to agreement, the consultant will receive a number of common shares of the Company valued at $10,000 per month for six months starting November 13, 2012.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2012
(Unaudited)

11. Subsequent Events

Subsequent to December 31, 2012, the Company issued 55,556 common shares at a market price of $0.27 per share for mining expenses and 40,000 common shares at a market price of $0.25 per share for investor relation expenses.

On January 30, 2012, the Company converted outstanding warrants to purchase 5,140,562 shares of the Company’s common stock on a cashless basis, resulting in the issuance of 1,028,113 common shares equal to approximately 2.6% of outstanding common stock. The converted warrants were originally issued in partial consideration of an aggregate convertible debt investment in the Company of $3,680,000 made in June and July 2011 and March 2012. Absent the cashless exercise, the warrants were exercisable for the lesser of $0.20 per share and sixty five percent (65%) of the lowest reported sale price of our common stock for the twenty trading days immediately prior to the conversion date.

On February 13, 2013 the Company entered into a securities purchase agreement with JMJ Financial. Pursuant to the terms of the agreement, the Company will also enter into a convertible promissory note in the principal amount of $1,100,000 (for consideration of up to $1,000,000), of which $100,000 shall be paid to the Company upon closing of the convertible promissory note and a common stock purchase warrant for the purchase of up to 540,540 shares of our common stock at an exercise price of $0.185 for a period of five years. The convertible promissory note shall have a maturity date of February 13, 2016. The remainder of the convertible debenture can be drawn down on by mutual agreement from JMJ Financial and the Company.

The Company has evaluated subsequent events from December 31, 2012 through the date of this report, and determined there are no other items to disclose.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2012
(Unaudited)

12. Restatement of December 31, 2011 Financial Statement

Subsequent to the issuance of the December 31, 2011 financial statements, management determined that convertible debentures had not been properly valued. The financial statements have been revised to accurately record the transaction. Accordingly, the statements of operations and cash flows have been revised as follows:

	As Previously
Effect of corrections	Reported	As Restated	Adjustment

STATEMENT OF OPERATIONS

Three months period ended December 31, 2011
Interest expense	$(1,942,858)	$(1,095,308)	$847,550
Net loss	(1,620,441)	(772,891)	847,550
Basic and diluted loss per share	$(0.03)	$(0.01)	$0.02

Six months period ended December 31, 2011
Interest expense	$(2,774,004)	$(1,657,788)	$1,116,216
Net loss	(1,818,746)	(702,530)	1,116,216
Basic and diluted loss per share	$(0.04)	$(0.01)	$0.03

STATEMENT OF CASH FLOWS
Six months period ended December 31, 2011
Net loss for the period	$(1,818,746)	$(702,530)	$1,116,216
Interest expense	$2,774,004	$1,657,788	$(1,116,216)

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2012
(Unaudited)

13. Restatement of June 30, 2012 Financial Statement

Subsequent to the issuance of the June 30, 2012 financial statements, management determined that convertible debentures had not been properly valued. The financial statements have been revised to accurately record the transaction. Accordingly, the balance sheet as of June 30, 2012 and the statement of changes in stockholders’ equity (deficit) have been revised as follows:

	As
	Previously
Effect of corrections	Reported	As	Adjustment
		Restated

BALANCE SHEET
At June 30, 2012
LIABILITIES
Convertible debentures	$1,573,743	$119,198	$(1,454,545)

STOCKHOLDERS’ EQUITY
Additional paid-in capital	$26,752,229	$27,406,774	$654,545
Deficit accumulated during the exploration stage	$(29,218,931)	$(28,418,931)	$800,000

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(DEFICIT)
At June 30, 2012
Additional paid-in capital	$26,752,229	$27,406,774	$654,545
Loss for the year	$(3,190,439)	$(2,390,439)	$800,000
Deficit accumulated during the exploration stage	$(29,218,931)	$(28,418,931)	$800,000

14. Reclassifications

Certain items on the 2011 financial statements have been reclassified to conform to the 2012 presentation.

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

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” mean Lithium Exploration Group, Inc. and our wholly owned subsidiary, 1617437 Alberta Ltd., an Alberta, Canada Corporation, unless otherwise indicated.

Corporate History

We were incorporated on May 31, 2006 in the State of Nevada under the name “Mariposa Resources, Ltd.”. Effective November 30, 2010, we changed our name to “Lithium Exploration Group, Inc.”, by way of a merger with our wholly-owned subsidiary Lithium Exploration Group, Inc., which was formed solely for the change of name.

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

On June 29, 2011, we entered into a securities purchase agreement with Hagen Investments Ltd. Pursuant to the terms of the agreement, Hagen acquired convertible debentures with an aggregate total of $1,500,000. $1,000,000 was paid on June 29, 2011 and $500,000 was paid on July 12, 2011. The initial debenture for $1,000,000 is due on December 28, 2012. The release of the full $1,500,000 to us is governed by the terms of an escrow agreement entered into on the same day. The debenture initially carries an interest rate of 12% per annum and is convertible at $0.83 per share subject to various prescribed conditions. Along with the debentures, we have issued warrants to acquire a total of 1,204,819 shares of our common stock for a period of 5 years at a price of $0.913. The warrants also include cashless exercise provisions in the event that the registration statement is not effective. On December 31, 2012 the principal balance of debt remaining to Hagen had been converted to common shares.

Pursuant to a registration rights agreement entered into with Hagen on June 29, 2011, we were required to file a registration statement for the shares underlying the convertible debentures, as well as the warrants, within 30 days of the closing of the initial $1,000,000 and ensure that the registration statement is declared effective by the Securities and Exchange Commission within 120 days of the closing. The registration was made effective on February 29, 2012, but because effectiveness was granted following 120 days from closing of the registration rights agreement, we will incur a 10% penalty on all convertible debentures registered pursuant to the agreement. Accordingly, whereas the conversion price of the debentures was previously the lesser of (i) 65% of the lowest reported sale price of our common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.83, the discounted conversion price will be the lesser of (i) 55% of the lowest reported sale price of our common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.83.

Also on June 29, 2011, our officer and director, Alexander Walsh, entered into a guaranty and pledge agreement whereby he pledged 25,000,000 shares of our common stock currently held by him, as collateral and guaranty for our obligations under the securities purchase agreement and the debentures. On September 24, 2012 this guaranty and pledge agreement was mutually terminated by Hagen and Alexander Walsh.

On November 8, 2011, we entered into a letter agreement with Glottech-USA. Pursuant to the terms of the agreement, we were granted an exclusive license to use and distribute the technology within the Swan Hills region of Alberta as well as a non-exclusive right to distribute the technology within Canada.

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

On June 12, 2012, we filed a complaint against Glottech-USA in the Court of Common Pleas of Chester County, Pennsylvania, alleging that Glottech-USA misused our funds and was in breach of our agreements that called for Glottech-USA to deliver one initial unit of the mechanical ultrasound technology. We further alleged that Glottech-USA was financially insolvent and unable to fulfill its promises to us.

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

Effective August 14, 2012, we entered into an option agreement with GD Glottech to protect our license and distribution rights in the event that Glottech-USA became unable to perform and honor its obligations to us.

Pursuant to the terms of the option agreement, we were required to provide an initial amount of $150,000 to be held in escrow for the option to obtain a license on the patent rights, as set forth in the option agreement. On September 1, 2012, Glottech-USA’s license to the technology expired and also on September 1, 2012, we exercised this option agreement and released the funds to GD Glottech.

On October 1, 2012, we entered into a license agreement and a sales agency agreement with GD Glottech, regarding GD Glottech’s proprietary and patented mechanical ultrasound technology for use in water purification in the process of separation of salt and other minerals from lithium bearing brine produced from oil and gas operations. The license agreement and sales agency agreement expands and replaces all prior agreements among our company, GD Glottech and Glottech-USA, LLC regarding our rights to use and sell the mechanical ultrasound technology, including our letter of intent dated November 18, 2012, and our option agreement dated August 14, 2012.

Pursuant to the sales agency agreement we have been appointed as sales agent for the patented mechanical ultrasound technology within Canada. Our appointment will be exclusive within the field of non petro-chemical mining and non-exclusive in all other fields of use. In consideration of the sales agency rights, we agreed to issue to GD Glottech 2,000,000 common shares in our capital stock, which obligation has been satisfied through the transfer to GD Glottech of 2,000,000 shares held by our officer and director, Alexander Walsh. It was the explicit intention of the parties that this share transfer fulfills the prior obligations of Alexander Walsh and our company with respect to the option contemplated in the March and November 2011 agreements with Glottech-USA. We will receive a royalty in respect of sales of the technology secured by us. The term of the initial agreement will be for 5 years with the possibility of extension if sales targets are achieved.

Pursuant to the license agreement, we have obtained the exclusive right to use the mechanical ultrasound technology within the field of non-petro-chemical mining within the territory of Canada. We may also sublicense our rights under the license in respect of one or more units of the technology to any entity operating within the field of use in which we own or beneficially own at least a 20% equity interest. GD Glottech has agreed to supply us with up to 5 technology units per 12-month period from the effective date of the license term, which will start from the month of delivery of the unit of the technology. The first unit of the technology provided under the license will be provided at no additional cost to us and subsequent units shall be subject to a fee based on the then current retail price of the units. If we sublicense any of our rights, the term of the applicable license will be for 5 years from the date the applicable unit is delivered. Pursuant to the license agreement, GD Glottech shall provide ongoing technical assistance and training in respect of our use of the technology at our cost.

In consideration of the license, we will pay to GD Glottech a royalty based on the tonnage of water produced by our use of the technology in accordance with the agreement. A minimum annual royalty will be applicable. The term of the license agreement shall be for an initial period of 5 years and shall be renewable for additional terms of 5 years provided that we satisfy the minimum royalty requirements during each period.

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

Given pending litigation against Glottech-USA, and the uncertainties naturally inherent of any litigation (particularly as to outcome and timing thereof), we have moved to assure continuity of our licensing rights through entering into, and exercising, this option to contract directly with the technology inventor and patents owner, GD Glottech. Thus, regardless of the outcome of the litigation, or indeed any action or inaction of Glottech-USA, our interest in the technology is assured.

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

On May 15, 2012, we entered into an amendment to the March 28, 2012 securities purchase agreement to adjust the exercise price of the warrant to be issued in conjunction with the closing of the securities purchase agreement from $0.69 per share to $0.45 per share.

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

Results of Operations

We have generated no revenues since inception and have incurred $741,900 and $1,127,667 respectively, in operating expenses for the three and six month periods ended December 31, 2012.

The following provides selected financial data about our company for the three and six month periods ended December 31, 2012 and 2011.

Three months ended December 31, 2012 and 2011.

		Three months		Three months
		ended		ended
		December 31,		December 31,
		2012		2011
Revenue	$	Nil	$	Nil
Operating expenses (loss)		$(768,567)		$(382,403)
Other income (expenses):
Interest (expense)		$(459,854)		$(1,095,308)
Gain on derivative liability		$94,991		$704,820
Net (loss)		$(1,133,430)		$(772,891)

Operating expenses for the three months ended December 31, 2012 increased as a result of increases in advertising expenses, consulting fees, general and administrative expenses, mining expenses, professional fees, travel expenses and wages.

Six months ended December 31, 2012 and 2011.

		Six months		Six months
		ended		ended
		December 31,		December 31,
		2012		2011
Revenue	$	Nil	$	Nil
Operating expenses (loss)		$(1,154,334)		$(1,135,103)
Other income (expenses):
Interest (expense)		$(1,624,639)		$(1,657,778)
Gain on derivative liability		$771,086		$2,090,361
Net (loss)		$2,007,887		$(702,530)

Operating expenses for the six months ended December 31, 2012 increased slightly as a result of increases in mining expenses and professional fees offset by a decrease in investor relations expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2012, and June 30, 2012, respectively.

Working Capital

	As at	As at
	December 31,	June 30,
	2012	2012
Total current assets	$226,979	$1,239,603
Total current liabilities	2,036,618	(2,394,736)
Working capital (deficit)	(1,809,639)	(1,155,133)

Cash Flows

	Six Months	Six Months
	ended	ended
	December 31,	December 31,
	2012	2011
Net cash provided by (used in) operating activities	$(1,029,234)	$(744,142)
Net cash provided by (used in) investing activities	Nil	(197,393)
Net cash provided by (used in) financing activities	Nil	500,000
Increase (Decrease) in cash	(1,029,234)	(441,535)

We had cash of $210,369 as of December 31, 2012 compared to cash of $1,239,603 as of June 30, 2012. We had a working capital deficit of $1,809,639 as of December 31, 2012 compared to a working capital deficit of $1,155,133 as of June 30, 2012.

The report of our auditors on our audited consolidated financial statements for the fiscal year ended June 30, 2012, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $400,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated	Estimated
	Completion	Expenses
	Date	($)
General and administrative	12 months	$250,000
Mining expenses	12 months	100,000
Professional fees	12 months	50,000
Total		$400,000

We intend to meet our cash requirements for the next 12 months through additional financings. We currently do not have any other arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The amounts presented in our financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Critical Accounting Policies and Estimates

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in our company’s annual financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although our company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2012 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by our company later in the year.

These unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

The consolidated financial statements include the accounts of our company and our subsidiary 1617437 Alberta Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $210,369 and $1,239,603 in cash and cash equivalents at December 31, 2012 and June 30, 2012, respectively.

Concentration of Risk

Our company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of December 31, 2012 and June 30, 2012, our company had $Nil and $1,016,716, respectively, in deposits in excess of federally insured limits in its US bank. Our company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

Net Income or (Loss) per Share of Common Stock

Our company has adopted FASC Topic No. 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding during the period.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to December 31, 2012.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to December 31, 2012, our company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to December 31, 2012.

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

Warrants

We value our warrants with provisions resulting in derivative liabilities at fair value using the lattice model according to ASC-815-10-55. We revalue our warrants at the end of every period at fair value and record the difference in other income(expense) in the consolidated statement of operations.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. The company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2012, we issued 62,500 common shares at a market price of $0.24 per share for mining expenses. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On November 13, 2012, we issued 41,667 common shares at a market price of $0.24 per share for investor relation expenses. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On November 22, 2012, we issued 949,171 common shares at a deemed price of $0.1170 per share for debenture conversion of $111,053. We have issued all of these shares to one non-US person relying on Regulation S of the Securities Act of 1933.

On December 1, 2012, we issued 55,556 common shares at a market price of $0.27 per share for mining expenses. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On December 13, 2012, we issued 38,462 common shares at a market price of $0.26 per share for investor relation expenses. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
No.

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)

3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)

3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8-K/A filed on April 23, 2009)

3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)

Exhibit	Description
No.

(10)	Material Contracts

10.1	Option to Enter Joint Venture Agreement between our company and USA Uranium Corp. dated July 31, 2009 (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2009)

10.2	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011)

10.3	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011)

10.4	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.5	Registration Rights Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.6	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.7	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.8	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.9	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.10	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)

10.11	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)

10.12	Letter Agreement between our company and Glottech-USA, LLC dated November 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 21, 2011)

10.13	Employment Agreement between our company and Alexander Walsh dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)

10.14	Consulting Agreement between our company and Brandon Colker dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)

10.15	Consulting Agreement between our company and Jonathan Jazwinski dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)

10.16	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)

10.17	Debenture between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)

10.18	Debenture between our company and Hagen Investments Ltd. dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 18, 2012)

10.19	Employment Agreement between our company and Alexander Koretsky dated May 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2012)

10.20	Management Consulting Agreement between our company and Bryan A. Kleinlein dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2012)

Exhibit	Description
No.

10.21	Option Agreement between our company and GD Glottech-International, Limited dated August 14, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)

10.22	Amendment Agreement between our company and Hagen Investments Ltd. dated September 17, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 18, 2012)

10.23	License Agreement between our company and GD Glottech-International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)

10.24	Sales Agreement between our company and GD Glottech International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)

10.25	Certificate of Designation, Series A Preferred Convertible Stock (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)

10.26	Share Exchange Agreement between our company and Alexander Walsh dated October 18, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)

(21)	Subsidiaries of the Registrant

21.1	1617437 Alberta Ltd., an Alberta corporation (wholly-owned)

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certification

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: February 19, 2013	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Date: February 19, 2013	/s/ Bryan A. Kleinlein
Bryan A. Kleinlein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)