Form 10-Q
period 2013-03-31
Lithium Exploration Group, Inc.
filed 2013-05-15
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _______________________________

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

49,976,963 common shares issued and outstanding as of May 2, 2013.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

Our consolidated unaudited interim financial statements for the three and nine month periods ended March 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LITHIUM EXPLORATION GROUP, INC.
(An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	March 31,	June 30,
	2013	2012
	(Unaudited)	(Restated)
ASSETS

Current
Cash and cash equivalents	$52,471	$1,239,603
Prepaid expenses	64,611	-
Total current assets	117,082	1,239,603

Investment (Note 9)	197,393	197,393

Total Assets	$314,475	$1,436,996

LIABILITIES

Current
Accounts payable and accrued liabilities	$20,964	$52,898
Note payable (Note 5)	106,667	-
Derivative liability – convertible debentures (Note 6)	-	2,159,035
Derivative liability – convertible promissory notes (Note 7)	876,324	-
Due to related party (Note 8)	45,332	45,332
Convertible debentures (net of discount of $780,107 and $3,738,145) (Note 6)	1,038,354	119,198
Convertible promissory notes (net of discount of $487,687 and nil) (Note 7)	5,456	-
Accrued interest – convertible debenture (Note 6)	-	18,273
Accrued interest – convertible promissory notes (Note 7)	231	-

Total Current Liabilities	2,093,328	2,394,736

STOCKHOLDERS’ DEFICIT

Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 500,000,000 common shares, $0.001 par value

Issued and outstanding: 20,000,000 preferred shares (June 30, 2012 – nil)	20,000	-
47,360,432 common shares (June 30, 2012 – 54,416,272)	47,363	54,417
Additional paid-in capital	30,969,639	27,406,774
Deficit accumulated during the exploration stage	(32,815,855)	(28,418,931)
Total Stockholders’ Deficit	(1,778,853)	(957,740)

Total Liabilities and Stockholders’ Deficit	$314,475	$1,436,996

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Cumulative from
	March 31,	March 31,	March 31,	March 31,	Inception
	2013	2012	2013	2012	(May 31, 2006) to
		(Restated)		(Restated)	March 31, 2013

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
Advertising	8,438	43,818	63,786	69,090	204,013
Consulting fees (Notes 3 & 8)	88,329	13,071	244,011	154,746	630,334
Director fees (Note 3)	-	-	-	-	17,913,000
General and administrative	13,723	10,696	49,078	36,391	121,581
Investor relations (Note 3)	62,000	32,000	130,000	613,600	918,000
Management fees	-	-	-	-	45,000
Mining expenses (Notes 3 & 5)	225,586	52,514	669,575	224,118	7,957,111
Professional fees	45,019	22,087	242,990	90,635	716,928
Travel	7,747	9,925	52,371	32,315	112,697
Wages	76,078	48,891	229,443	147,210	443,324

Loss from operations	(526,920)	(233,002)	(1,681,254)	(1,368,105)	(29,061,988)

Other income (expenses)
Interest expense (Notes 6 & 7)	(2,322,114)	(48,751)	(3,946,753)	(1,706,539)	(8,067,280)
Gain (loss) on derivative liability (Notes 6 & 7)	459,997	(487,951)	1,231,083	1,602,410	4,313,413

Loss before income taxes	(2,389,037)	(769,704)	(4,396,924)	(1,472,234)	(32,815,855)

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net loss for the period	(2,389,037)	(769,704)	(4,396,924)	(1,472,234)	(32,815,855)

Basic and Diluted Loss per Common Share	$(0.06)	$(0.01)	$(0.09)	$(0.03)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	40,434,181	53,115,476	47,051,676	52,060,931

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to March 31, 2013

	Preferred Shares		Common Shares
						Deficit
						Accumulated
						During the
	Number of		Number of		Additional	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Inception – May 31, 2006	-	$-	- $	-	$-	$-	$-
Common shares issued to a founder at $0.01 cash per share, June 6, 2006	-	-	20,000,000	20,000	-	-	20,000
Loss for the period (Unaudited)	-	-	-	-	-	(2,687)	(2,687)
Balance – June 30, 2006 (Unaudited)	-	-	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at $0.01 per share, July 1, 2006	-	-	10,000,000	10,000	-	-	10,000
Common shares issued for cash at $0.04 per share, December 11, 2006	-	-	17,375,000	17,375	52,125	-	69,500
Loss for the year (Unaudited)	-	-	-	-	-	(59,320)	(59,320)
Balance – June 30, 2007 (Unaudited)	-	-	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	-	-	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the year	-	-	-	-	-	(31,624)	(31,624)
Balance – June 30, 2009	-	-	47,375,000	47,375	52,125	(116,519)	(17,019)
Loss for the year	-	-	-	-	-	(20,639)	(20,639)
Balance – June 30, 2010	-	-	47,375,000	47,375	52,125	(137,158)	(37,658)
Common shares issued for cash at $1.00 per share, January 27, 2011	-	-	250,000	250	249,750	-	250,000
Common shares issued for cash at $5.25 per share, April 28, 2011	-	-	190,476	191	999,809	-	1,000,000
Common shares issued for mining expenses and related finder’s fees	-	-	500,000	500	49,500	-	50,000

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to March 31, 2013

	Preferred Shares		Common Shares
						Deficit
						Accumulated
						During the
	Number of		Number of		Additional	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Common shares issued for settlement of mining expenses	-	-	200,000	200	739,800	-	740,000
Common shares issued for director fees	-	-	2,300,000	2,300	17,592,700	-	17,595,000
Common shares issued for investor relations	-	-	300,000	300	701,700	-	702,000
Options issued for mining expenses	-	-			4,940,000		4,940,000
Loss for the year	-	-	-	-	-	(25,891,334)	(25,891,334)
Balance – June 30, 2011	-	-	51,115,476	51,116	25,325,384	(26,028,492)	(651,992)
Common shares issued for consulting fees	-	-	366,364	366	367,634	-	368,000
Common shares issued for debt conversion	-	-	2,934,432	2,935	1,713,756	-	1,716,691
Loss for the year	-	-	-	-	-	(2,390,439)	(2,390,439)
Balance – June 30, 2012 (Restated)	-	-	54,416,272	54,417	27,406,774	(28,418,931)	(957,740)
Common shares issued for consulting fees	-	-	166,836	167	36,833	-	37,000
Common shares issued for investor relations	-	-	598,604	599	121,401	-	122,000
Common shares issued for mining expenses	-	-	300,946	301	74,699	-	75,000
Common shares issued for debt conversion	-	-	10,849,661	10,851	2,058,685	-	2,069,536
Common shares issued for exercise of warrants	-	-	1,028,113	1,028	1,271,247	-	1,272,275
Common shares exchanged for preferred shares	20,000,000	20,000	(20,000,000)	(20,000)	-	-	-
Net loss for the period (Unaudited)	-	-	-	-	-	(4,396,924)	(4,396,924)
Balance – March 31, 2013	20,000,000	$20,000	47,360,432	$47,363	$30,969,639	$(32,815,855)	$(1,778,853)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative from
	Nine Months	Nine Months	Inception
	Ended	Ended	(May 31, 2006) to
	March 31, 2013	March 31, 2012	March 31, 2013
		(Restated)

Cash Flows from Operating Activities
Net loss for the period	$(4,396,924)	$(1,472,234)	$(32,815,855)
Items not affecting cash:
Common shares issued for mining expenses and related finder’s fees	75,000	-	865,000
Common shares issued for director fees	-	-	17,913,000
Non-cash mining expenses	106,667	-	106,667

Common shares issued for investor relations	122,000	-	824,000

Common shares issued for consulting fees	37,000	-	87,000
Options issued for mining expenses	-	-	4,940,000
Interest expense	3,946,753	1,706,539	8,067,280
(Gain) loss on derivative liability	(1,231,083)	(1,602,410)	(4,313,413)

Changes in operating assets and liabilities:
Prepaid expenses	(64,611)	436,600	(64,611)
Accounts payable and accrued liabilities	(31,934)	(170,698)	20,964
Net cash used in operations	(1,437,132)	(1,102,203)	(4,369,968)

Cash Flows from Investing Activities
Investment	-	(197,393)	(197,393)
Net cash used in investing activities	-	(197,393)	(197,393)

Cash Flows from Financing Activities
Advance from related party	-	-	47,537
Repayment to related party	-	(2,205)	(2,205)
Issuance of common shares for cash	-	-	1,349,500
Issuance of convertible debentures	-	500,000	3,000,000
Issuance cost of convertible debentures	-	-	(25,000)
Issuance of convertible promissory notes	250,000	-	250,000
Net cash provided by financing activities	250,000	497,795	4,619,832

Increase (decrease) in cash and cash equivalents	(1,187,132)	(801,801)	52,471

Cash and cash equivalents - beginning of period	1,239,603	1,009,993	-
Cash and cash equivalents - end of period	$52,471	$208,192	$52,471

Supplementary Cash Flow Information
Non-cash investing and financing activities:
Common stock issued for debt	$2,069,536	$585,000	$3,131,682
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
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
March 31, 2013
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $52,471 and $1,239,603 in cash and cash equivalents at March 31, 2013 and June 30, 2012, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of March 31, 2013 and June 30, 2012, the Company had $nil and $1,016,716, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

Prepaid expenses

Prepaid expenses mainly consist of legal retainers and deposit paid to obtain a license on patent rights. Legal retainers will be expensed in the period when services are completed. Deposit for patent rights will be expensed as exploration cost when the Company is licensed.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-Up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to March 31, 2013.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
(Unaudited)

2.      Significant Accounting Policies - Continued

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to March 31, 2013, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to March 31, 2013.

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

Warrants

We value our warrants with provisions resulting in derivative liabilities at fair value using the lattice model according to ASC-815-10-55. We revalue our warrants at the end of every period at fair value and record the difference in other income (expense) in the consolidated statement of operations.

Convertible Debentures and Convertible Promissory Notes

We value our convertible debentures and convertible promissory notes with provisions resulting in beneficial conversion features from the embedded derivative at fair value according to ASC-840-10-25-14, rather than have its conversion feature bifurcated and reported separately due to ASC-815-15-25-1b. Because the value of the derivative related to the warrant exceeds the proceeds of the loan, the company allocated 100% of the proceeds to the warrant derivative and took a day one loss for the difference between the proceeds and the fair value of the warrants, resulting in a debt discount on the full fair value of the debenture because no proceeds were available to be allocated to the debt or its beneficial conversion feature. That debt discount is accreted to interest expense over the stated life of the note using the interest method in accordance with ASC 470-20-35-7a and 835-30-35-2. Unaccreted debt discount on the date of conversion is accreted to interest expense on that date.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
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

Accounting Standards Updates ("ASUs") through ASU No. 2013-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
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

Share Issuances

For the period ended March 31, 2013:

On July 10, 2012, the Company issued 1,504,415 common shares at a deemed price of $0.1925 per share for debenture conversion and accrued interest of $289,600 (Note 6).

On August 21, 2012, the Company issued 815,047 common shares at a deemed price of $0.1595 per share for debenture conversion of $130,000 (Note 6).

On September 17, 2012, the Company issued 1,581,028 common shares at a deemed price of $0.1265 per share for debenture conversion of $200,000 (Note 6).

On October 25, 2012, the Company cancelled 20,000,000 common shares and in exchange, 20,000,000 preferred shares were issued.

On November 1, 2012, the Company issued 62,500 common shares at a market price of $0.24 per share for mining expenses.

On November 13, 2012, the Company issued 41,667 common shares at a market price of $0.24 per share for investor relation expenses.

On November 22, 2012, the Company issued 949,171 common shares at a deemed price of $0.1170 per share for debenture conversion and accrued interest of $111,053 (Note 6).

On December 1, 2012, the Company issued 55,556 common shares at a market price of $0.27 per share for mining expenses.

On December 13, 2012, the Company issued 38,462 common shares at a market price of $0.26 per share for investor relation expenses.

On January 2, 2013, the Company issued 55,556 common shares at a market price of $0.27 per share for mining expenses.

On January 14, 2013, the Company issued 40,000 common shares at a market price of $0.25 per share for investor relation expenses.

On January 25, 2013, the Company issued 1,028,113 common shares at a deemed price of $0.25 per share for warrants exercise of $257,028 (Note 6).

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
(Unaudited)

3.      Capital Stock - Continued

On February 1, 2013, the Company issued 78,947 common shares at a market price of $0.19 per share for mining expenses.

On February 14, 2013, the Company issued 41,667 common shares at a market price of $0.24 per share for investor relation expenses.

On February 19, 2013, the Company issued 2,000,000 common shares at a deemed price of $0.077 per share for debenture conversion of $154,000 (Note 6).

On March 1, 2013, the Company issued 48,387 common shares at a market price of $0.31 per share for mining expenses.

On March 8, 2013, the Company issued 2,000,000 common shares at a deemed price of $0.077 per share for debenture conversion of $154,000 (Note 6).

On March 14, 2013, the Company issued 47,619 common shares at a market price of $0.21 per share for investor relation expenses.

On March 15, 2013, the Company issued 2,000,000 common shares at a deemed price of $0.095 per share for debenture conversion of $190,000 (Note 6).

On March 15, 2013, the Company issued 38,945 common shares at a market price of $0.2311 per share for consulting fees.

On March 15, 2013, the Company issued 95,238 common shares at a market price of $0.21 per share for consulting fees.

On March 27, 2013, the Company issued 32,653 common shares at a market price of $0.245 per share for consulting fees.

On March 27, 2013, the Company issued 389,189 common shares at a market price of $0.185 per share for investor relation expenses.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
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

On April 27, 2012, the Company issued 300,000 common shares at a market price of $1.06 per share for director fees (Note 11).

On May 1, 2012, the Company issued 26,041 common shares at a market price of $0.96 per share for consulting fees (Note 11).

On May 15, 2012, the Company issued 40,323 common shares at a market price of $0.62 per share for consulting fees (Note 11).

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
(Unaudited)

3.      Capital Stock - Continued

Since its inception (May 31, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount
06/06/06	Shares issued for cash	20,000,000	$0.001	$20,000
07/01/06	Shares issued for cash	10,000,000	0.001	10,000
12/11/06	Shares issued for cash	17,375,000	0.004	69,500
01/18/11	Shares issued for mining expenses	250,000	0.100	25,000
01/27/11	Shares issued for cash	250,000	1.000	250,000
03/07/11	Shares issued for mining expenses	250,000	0.100	25,000
04/27/11	Shares issued for director fees	2,300,000	7.650	17,595,000
04/29/11	Shares issued for settlement of mining expenses	200,000	3.700	740,000
05/10/11	Shares issued for cash	190,476	5.250	1,000,000
06/11/11	Shares issued for investor relation	300,000	2.340	702,000
11/22/11	Shares issued for debenture conversion	2,000,000	0.2925	585,000
4/18/12	Shares issued for debenture conversion	610,795	0.352	215,000
4/18/12	Shares issued for interest	323,637	0.810	262,146
4/27/12	Shares issued for director fees	300,000	1.060	318,000
5/1/12	Shares issued for consulting fees	26,041	0.960	25,000
5/15/12	Shares issued for consulting fees	40,323	0.620	25,000
7/10/12	Shares issued for debenture conversion	1,504,415	0.1925	289,600
8/21/12	Shares issued for debenture conversion	815,047	0.1595	130,000
9/17/12	Shares issued for debenture conversion	1,581,028	0.1265	200,000
10/25/12	Shares cancelled in exchange for preferred shares	(20,000,000)	0.0010	(20,000)
11/1/12	Shares issued for mining expenses	62,500	0.2400	15,000
11/13/12	Shares issued for investor relation	41,667	0.2400	10,000
11/22/12	Shares issued for debenture conversion	949,171	0.1170	111,053
12/1/12	Shares issued for mining expenses	55,556	0.2700	15,000
12/13/12	Shares issued for investor relation	38,462	0.2600	10,000
1/2/13	Shares issued for mining expenses	55,556	0.2700	15,000
1/14/13	Shares issued for investor relation	40,000	0.2500	10,000
1/25/13	Shares issued for warrants exercise	1,028,113	0.2500	257,028
2/1/13	Shares issued for mining expenses	78,947	0.1900	15,000
2/14/13	Shares issued for investor relation	41,667	0.2400	10,000
2/29/13	Shares issued for debenture conversion	2,000,000	0.0770	154,000
3/1/13	Shares issued for mining expenses	48,387	0.3100	15,000
3/8/13	Shares issued for debenture conversion	2,000,000	0.0770	154,000
3/14/13	Shares issued for investor relation	47,619	0.2100	10,000
3/15/13	Shares issued for consulting fees	38,945	0.2311	9,000
3/15/13	Shares issued for consulting fees	95,238	0.2100	20,000
3/15/13	Shares issued for debenture conversion	2,000,000	0.0950	190,000
3/27/13	Shares issued for consulting fees	32,653	0.245	8,000
3/27/13	Shares issued for investor relation	389,189	0.185	72,000
	Cumulative Totals	47,360,432		$23,566,327

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
(Unaudited)

3.      Capital Stock - Continued

Of these shares, 10,833,200 were issued to directors and officers of the Company. 17,815,476 were issued to independent investors. 800,946 were issued for mining expenses (Note 5). 898,604 were issued for investor relation expenses. 200,000 were issued for debt settlement. 13,784,093 were issued for debenture and interest conversion (Note 6). 1,028,113 were issued for exercise of warrants attached to convertible debentures (Note 6). 2,000,000 were issued for a mining option settlement (Note 5). As of March 31, 2013, the Company has issued 20,000,000 preferred shares to a director of the Company. The preferred shares have a par value of $0.001 per share and are convertible on a one for one basis into common shares subject to a one year hold period expiring on October 24, 2013. There are no other preferential rights attached to the preferred shares. The Company has no stock option plan, warrants or other dilutive securities, other than warrants issued to acquire 4,172,973 shares of the Company regarding convertible promissory notes (Note 7).

As per management agreements, the Company is obligated to issue 300,000 common shares to two directors by April 27, 2013 provided that they continue to serve as members to the Company’s board of directors (issued subsequent to March 31, 2013). 300,000 common shares were issued to the two directors on April 27, 2011 and April 27, 2012 respectively.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through March 31, 2013 of $10,214,905 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $1,367,596 and $1,345,000 during the periods ended March 31, 2013 and 2012, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2013. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2012, June 30, 2011, June 30, 2010 and June 30, 2009 are still open for examination by the Internal Revenue Service (IRS).

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
(Unaudited)

5.      Mineral Property Costs - Continued

On December 31, 2012, the Company entered into an agreement to amend the original payment requirement of CDN$100,000 due on January 1, 2013 to the following payments: CDN $20,000 (paid) cash payment due on January 1, 2013 and CDN $80,000 by a 15% one year promissory note starting January 1, 2013. The promissory note is interest free until March 31, 2013. After then, interest will accrue on the principal balance then in arrears at the rate of 15% per annum. No payments shall be payable until December 31, 2013. At any time, the optionor may elect to convert the remaining balance of CDN $80,000 plus accrued interest into common shares of the Company at 75% of the closing market price of the Company’s common shares on the election day. The full $100,000 (consisting of cash payment of $20,000 and note payable of $80,000) was expensed. The note is subject to be measured at its fair value in accordance with ASC 480-10-25-14. The fair value at issuance was $106,667. An additional $26,667 was charged to mining expense and the note balance at March 31, 2013 is $106,667.

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
March 31, 2013
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

On October 1, 2012, the Company entered into a sales agency agreement with GD International.The agreement shall replace all agreements entered previously. Pursuant to the agreement, the Company is appointed as GD International’s sales agent for the technology within the territory. As a consideration, 2,000,000 common shares of the Company shall be issued to GD International (issued: see d) above). GD International retains all right, title and interest in the technology. The term of this agreement will be an intial period of five years. The term shall be automatically renewable threrafter for successive five year periods provided that the Company has sold not less than 25 or more technology units during each applicable five year period.

6.      Convertible Debentures

On June 29, 2011, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate face amount of $1,500,000. The debenture is due on December 28, 2012 and carries an interest rate of 12% per annum, with an effective interest rate of 680.71% . The debenture is convertible at the lower of $0.83 and 55% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The convertible loan has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible debenture as a standalone instrument is to be measure at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $2,727,273. On November 22, 2011, $585,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.2925 per share in accordance with the terms of the agreement. On April 18, 2012, $215,000 in face value of the debenture was converted to 610,795 common shares at a price of $0.352 per share in accordance with the terms of the agreement. On July 10, 2012, $270,000 in face value of the debenture was converted to 1,402,597 common shares at a price of $0.1925 per share in accordance with the terms of the agreement. On August 21, 2012, $130,000 in face value of the debenture was converted to 815,047 common shares at a price of $0.1595 per share in accordance with the terms of the agreement. On September 17, 2012, $200,000 in face value of the debenture was converted to 1,581,028 common shares at a price of $0.1265 per share in accordance with the terms of the agreement. On November 22, 2012, $100,000 in face value of the debenture was converted to 854,701 common shares at a price of $0.117 per share in accordance with the terms of the agreement. During the period ended December 31, 2012, an interest expense of $12,380 was accrued. On July 10, 2012, accrued interest of $19,600 on the debenture was converted to 101,818 common shares at the same rate used for conversion of principal. On November 22, 2012, accrued interest of $11,053 on the debenture was converted to 94,470 common share at the same rate used for conversion of principal. All principal has been converted as of March 31, 2013.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
(Unaudited)

6.      Convertible Debentures – Continued

On May 15, 2012, the Company entered into another securities purchase agreement with the same investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate face value of $1,680,000, at an original issuance discount of $180,000; resulting in $1,500,000 net proceeds to the Company. The debenture is due on May 15, 2013 and carries no interest, with an effective interest rate of 561.35% . The debenture is convertible at the lower of $0.45 and 65% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. It is also subject to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $2,584,615. On February 19, 2013, $154,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.077 per share in accordance with the terms of the agreement. On March 8, 2013, $154,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.077 per share in accordance with the terms of the agreement. On March 15, 2013, $190,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.095 per share in accordance with the terms of the agreement. As of March 31, 2013, the debenture has a remaining balance of $1,182,000.

On September 17, 2012, the Company entered into an amended agreement to revise the conversion price of the debentures entered into on June 29, 2011 and May 15, 2012. The debentures are now convertible at the lower of $0.20 and 65% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions.

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
  Volatility – 274%

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
(Unaudited)

6.      Convertible Debentures – Continued

On January 25, 2013, 5,140,562 warrants were exercised for 1,028,113 common shares of the Company at a deemed price of $0.25 in accordance with the terms of the agreement. A gain of $886,759 was recorded when the warrants were valued prior to the warrants exercise. As of March 31, 2013, all the warrants issued prior to June 30, 2012 have been exercised.

The corresponding debt discount of the debentures were accreted to interest expense over the terms of debentures of 18 months and 12 months respectively. During the period ended March 31, 2013, an accretion of $1,738,163 was recognized as interest expense.

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2011	1,204,819	$0.913	5 years
Warrants issued	3,935,743	$0.521	4.75 years
Exercised	-	$-	-
Cancelled	-	$-	-
Expired	-	$-	-
Balance, June 30, 2012	5,140,562	$0.613	4.57 years
Warrants issued (Note 7)	4,172,973	$0.185	4.91 years
Exercised	(5,140,562)	$0.250	-
Cancelled	-	$-	-
Expired	-	$-	-
Exercise price revised	-	$0.200	-
Balance, March 31, 2013	4,172,973	$0.185	4.91 years

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
(Unaudited)

7.      Convertible Promissory Notes

On February 13, 2013, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $1,100,000, at an issuance discount of $100,000; resulting in $1,000,000 net proceeds to the Company. On February 13, 2013, $100,000 net proceeds were received with an issuance discount of $10,000 for an aggregate face value of $110,000. There is no guarantee the investor will make additional payments. The note of $110,000 is due on February 13, 2016 and carries a one time interest rate of 5% over the term of note, with an effective interest rate of 171.61% . The note is convertible at the lower of $0.25 and 70% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measure at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $157,143. During the period ended March 31, 2013, an interest expense of $231 was accrued.

Effective March 1, 2013, the Company entered into another securities purchase agreement with another investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $672,000, at an issuance discount of $72,000; resulting in $600,000 net proceeds to the Company. On March 1, 2013, $150,000 net proceeds were received with an issuance discount of $18,000 for an aggregate face value of $168,000. Additional payments are due as follows:

  $150,000 on April 1, 2013 (paid subsequent to March 31, 2013)
  $100,000 on May 1, 2013 (paid subsequent to March 31, 2013)
  $100,000 on June 1, 2013
  $100,000 on July 1, 2013

The note of $168,000 is due on March 1, 2014 and carries no interest, with an effective interest rate of 561.36% . The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on March 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measure at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $336,000.

Along with the promissory note issued on February 13, 2013, the Company issued warrants to acquire a total of 540,540 shares of the Company for a period of five years at an exercise price of $0.185. Along with the promissory note issued on March 1, 2013, the Company issued warrants to acquire a total of 3,632,433 shares of the Company for a period of five years at an exercise price of $0.185.

The warrants bear a cashless exercise provision. The warrants also include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock, which provision resulted in derivative liability treatment under ASC topic 815-10-55. Fair values at issuance totaled $94,594, and $1,126,054 for warrants issued on February 13, 2013 and March 1, 2013 respectively.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
(Unaudited)

7.      Convertible Promissory Notes - Continued

The Company used the Lattice Model for valuing warrants using the following assumptions:

  Risk-free interest rates – 0.92% and 0.75%
  Term – 5 years
  Dividend yield – 0%
  Underlying stock prices - $0.21 and $0.31
  Volatilities – 485% and 486%

At March 31, 2013, the warrants were valued at $876,324 resulting in a loss of $344,324 in the period ended March 31, 2013. The corresponding debt discount of the promissory notes was accreted to interest expenses over the terms of notes of 3 years and 1 year respectively. During the period ended March 31, 2013, an accretion of $5,456 was recognized as interest expense.

8.      Related Party Transactions

During the period ended March 31, 2013, the Company incurred consulting fees of $36,000 (2012 - $25,000) with directors and officers.

As of March 31, 2013, the Company was obligated to a director for a non-interest bearing demand loan with a balance of $45,332 (June 30, 2012 - $45,332). The Company plans to pay the loan back as cash flows become available.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
(Unaudited)

9.      Investment

During the year ended June 30, 2012, the Company paid US$197,393 (CDN $200,000) in consideration for 800,000 shares of First Reef Energy Inc.

The Company intends to sell the securities purchased in the near term, and accordingly, has classified them as Available-for-Sale securities, wherein, unrealized gains or losses resulting from marking the securities to market are recorded in other comprehensive income. The securities are valued using Tier Three inputs in accordance with FASB ASC 870-10: Fair Value Measurements and Disclosure (FASB 157) resulting in estimated fair value of $197,393 at March 31, 2013. Resulting other comprehensive income is nominal.

10.    Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2013, the Company had a working capital deficiency of $1,976,246 and an accumulated deficit of $32,815,855. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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
March 31, 2013
(Unaudited)

11.    Commitments

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

On May 15, 2012, the Company entered into a consulting agreement with a contractor to provide services in regards to the Company’s management and operations. Resulting from the consulting agreement the contractor became an officer of the Company. Commencing on May 15, 2012, the officer will be employed for 12 months ending on May 15, 2013. Pursuant to the agreement, a monthly salary of US$3,000 is payable in cash. On May 15, 2012, the officer received 40,323 common shares of the Company at a market price of $0.62 per share for a total of $25,000 as a signing bonus (Note 3). The agreement was terminated and replaced by a new agreement on March 15, 2013. Pursuant to the new agreement, a monthly salary of US$12,000 is payable in cash and/or common shares of the Company at the discretion of the Company for six months starting March 15, 2013.

On October 1, 2012, the Company’s wholly owned subsidiary entered into an agreement with a consultant to provide consulting services for mining operations. Pursuant to agreement, the consultant will receive a cash payment of $20,000 per month for five months starting October 15, 2012.

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
(Unaudited)

11.    Commitments - Continued

On February 1, 2013, the Company entered into an agreement with a consultant to provide investor relations service. Pursuant to the agreement, the contractor received 389,189 common shares of the Company valued at $12,000 per month for six months.

On February 15, 2013, the Company entered into an agreement with an advisor to provide services for six months regarding the Company’s corporate restructuring. Pursuant to the agreement, the advisor will receive $20,000 in cash for the first month and a number of common shares of the Company valued at $20,000 per month for the remaining five months.

On March 1, 2013, the Company entered into an agreement with a contractor to provide the services regarding the Company’s management and operation. Pursuant to the agreement, the contractor will receive a number of common shares of the Company valued at $8,000 and $8,000 in cash per month for five months starting March 1, 2013.

12.    Subsequent Events

On April 1, 2013, the Company issued 71,429 common shares at a market price of $0.21 per share for mining expenses.

On April 1, 2013, the Company issued 38,095 common shares at a market price of $0.21 per share for consulting fees.

On April 15, 2013, the Company issued 100,000 common shares at a market price of $0.20 per share for consulting fees.

On April 15, 2013, the Company issued 57,007 common shares at a market price of $0.2105 per share for consulting fees.

On April 15, 2013, the Company issued 50,000 common shares at a market price of $0.20 per share for investor relation expenses.

On April 23, 2013, the Company issued 2,000,000 common shares at a deemed price of $0.085 per share for debenture conversion of $170,000.

On April 27, 2013, the Company issued 300,000 common shares at a market price of $0.18 per share for director fees.

The Company has evaluated subsequent events from March 31, 2013 through the date of this report, and determined there are no other items to disclose.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
(Unaudited)

13.    Restatement of March 31, 2012 Financial Statement

Subsequent to the issuance of the March 31, 2012 financial statements, management determined that convertible debentures had not been properly valued. The financial statements have been revised to accurately record the transaction. Accordingly, the statements of operations and cash flows have been revised as follows:

	As Previously
Effect of corrections	Reported	As Restated	Adjustment

STATEMENT OF OPERATIONS

Three months period ended March 31, 2012
Interest expense	$(538,419)	$(48,751)	$489,668
Net loss	(1,259,372)	(769,704)	489,668
Basic and diluted loss per share	$(0.02)	$(0.01)	$0.01

Nine months period ended March 31, 2012
Interest expense	$(4,009,210)	$(1,706,539)	$2,302,671
Net loss	(3,774,905)	(1,472,234)	2,302,671
Basic and diluted loss per share	$(0.07)	$(0.03)	0.04

STATEMENT OF CASH FLOWS
Nine months period ended March 31, 2012
Net loss for the period	$(3,774,905)	$(1,472,234)	$2,302,671
Interest expense	$4,009,210	$1,706,539	$(2,302,671)

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2013
(Unaudited)

14.    Restatement of June 30, 2012 Financial Statement

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

15.    Reclassifications

Certain items on the 2012 financial statements have been reclassed to conform to the 2013 presentation.

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

On June 29, 2011, we entered into a securities purchase agreement with Hagen Investments Ltd., as modified on September 17, 2012. Pursuant to the terms of the agreement, Hagen acquired convertible debentures with an aggregate total of $1,500,000. $1,000,000 was paid on June 29, 2011 and $500,000 was paid on July 12, 2011. The initial debenture for $1,000,000 was due on December 28, 2012. The release of the full $1,500,000 to us is governed by the terms of an escrow agreement entered into on the same day. The debenture initially carries an interest rate of 12% per annum and is convertible at $0.83 per share subject to various prescribed conditions. Along with the debentures, we have issued warrants to acquire a total of 1,204,819 shares of our common stock for a period of 5 years. On September 17, 2012, we entered into an agreement to modify the pricing mechanisms of the warrant and the convertible debenture such that the exercise price per share of the common stock under the warrant shall be $0.20, subject to adjustment, and the conversion price of the debenture shall be the lesser of (i) 65% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.20. The warrants also include cashless exercise provisions in the event that the registration statement is not effective. On December 31, 2012 the principal balance of debt remaining to Hagen had been converted to common shares. Excluding the modifications to the exercise price of the warrant and to reduce the conversion price of the debenture, the original securities purchase agreement dated June 29, 2011, will remain un-amended and in full force and effect.

Pursuant to a registration rights agreement entered into with Hagen on June 29, 2011, we were required to file a registration statement for the shares underlying the convertible debentures, as well as the warrants, within 30 days of the closing of the initial $1,000,000 and ensure that the registration statement is declared effective by the Securities and Exchange Commission within 120 days of the closing. The registration was made effective on February 29, 2012, but because effectiveness was granted following 120 days from closing of the registration rights agreement, we will incur a 10% penalty on all convertible debentures registered pursuant to the agreement. Accordingly, whereas the conversion price of the debentures was previously the lesser of (i) 65% of the lowest reported sale price of our common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.20, the discounted conversion price will be the lesser of (i) 55% of the lowest reported sale price of our common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.20. Subsequently, in January 2013, the debenture was satisfied and we issued a total of 240,964 shares of our company’s common stock upon exercise of the warrants.

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

We previously made the following payments in association with the production of a working unit of Glottech-USA’s technology:

A.	$25,000 on March 21, 2011 in consideration for entering into the letter agreement dated March 17, 2011;
B.	$75,000 on May 27, 2011 in consideration for continuance of the March 17, 2011 agreement; and
C.	$700,000 on May 27, 2011 in consideration for a licensing and technology payment.

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

On June 12, 2012, we filed a complaint with the Court of Common Pleas of Chester County, Pennsylvania against Glottech-USA, LLC, Eldredge, Inc., and the Eldredge Companies, Inc. The complaint sought an order of the Court granting possession of the unit to our company. As the unit is currently located on the property of Eldredge, Inc., and the Eldredge Companies, Inc., these companies were included as defendants in the complaint. The Eldredge defendants were subsequently dismissed from the lawsuit.

Effective August 14, 2012, we entered into an option agreement with GD Glottech International to protect our license and distribution rights in the event that Glottech-USA became unable to perform and honor its obligations to us.

Pursuant to the terms of the option agreement, we were required to provide an initial amount of $150,000 to be held in escrow for the option to obtain a license on the patent rights, as set forth in the option agreement. On September 1, 2012, Glottech-USA’s license to the technology expired and also on September 1, 2012, we exercised this option agreement and released the funds to GD Glottech International.

On October 1, 2012, we entered into a license agreement and a sales agency agreement with GD Glottech, regarding GD Glottech International’s proprietary and patented mechanical ultrasound technology for use in water purification in the process of separation of salt and other minerals from lithium bearing brine produced from oil and gas operations. The license agreement and sales agency agreement expands and replaces all prior agreements among our company, GD Glottech International and Glottech-USA, LLC regarding our rights to use and sell the mechanical ultrasound technology, including our letter of intent dated November 18, 2012, and our option agreement dated August 14, 2012.

Pursuant to the sales agency agreement we have been appointed as sales agent for the patented mechanical ultrasound technology within Canada. Our appointment will be exclusive within the field of non petro-chemical mining and non-exclusive in all other fields of use. In consideration of the sales agency rights, we agreed to issue to GD Glottech International 2,000,000 common shares in our capital stock, which obligation has been satisfied through the transfer to GD Glottech International of 2,000,000 shares held by our officer and director, Alexander Walsh. It was the explicit intention of the parties that this share transfer fulfills the prior obligations of Alexander Walsh and our company with respect to the option contemplated in the March and November 2011 agreements with Glottech-USA. We will receive a royalty in respect of sales of the technology secured by us. The term of the initial agreement will be for 5 years with the possibility of extension if sales targets are achieved.

Pursuant to the license agreement, we have obtained the exclusive right to use the mechanical ultrasound technology within the field of non-petro-chemical mining within the territory of Canada. We may also sublicense our rights under the license in respect of one or more units of the technology to any entity operating within the field of use in which we own or beneficially own at least a 20% equity interest. GD Glottech International has agreed to supply us with up to 5 technology units per 12-month period from the effective date of the license term, which will start from the month of delivery of the unit of the technology. The first unit of the technology provided under the license will be provided at no additional cost to us and subsequent units shall be subject to a fee based on the then current retail price of the units. If we sublicense any of our rights, the term of the applicable license will be for 5 years from the date the applicable unit is delivered. Pursuant to the license agreement, GD Glottech International shall provide ongoing technical assistance and training in respect of our use of the technology at our cost.

In consideration of the license, we will pay to GD Glottech International a royalty based on the tonnage of water produced by our use of the technology in accordance with the agreement. A minimum annual royalty will be applicable. The term of the license agreement shall be for an initial period of 5 years and shall be renewable for additional terms of 5 years provided that we satisfy the minimum royalty requirements during each period.

GD Glottech International’s technology is designed to separate suspended solids from water (brine), which is one step in the process that we are taking to produce commercially viable minerals. The technology produces extremely high temperatures, which destroy organic substances such as bacteria and other toxic agents. We believe that GD Glottech International's technology can provide lower costs of operation as well as reduced time for site clean-up than traditional methods of water treatment. We anticipate using this application to extract dissolved solids like lithium, potassium, and magnesium from oil field brine. The disposal of produced water (brine) from oil and gas production in Alberta is a significant environmental issue for the province and presents a considerable economic issue for producers. We intend to use the technology on our Valleyview Property in Alberta, in cooperation with oil and gas producers, to treat and dispose of their produced water while monetizing the minerals that are contained within that produced water stream that is being brought to the surface during the oil and gas production process. As we own the MAIM (Metals and Industrial Minerals) claims to the minerals on the Valleyview Property, the minerals contained in their produced water stream fall under our rights. While we have had discussions with oil and gas consultants and oil operators regarding their difficulties in treating the brine at some of their fields, we have no formal agreements in place.

The technical process is based on the use of mechanical ultrasound generated through the production of a series of cavitations. Mechanical ultrasound is a machine-produced sound of a frequency above the upper limit of the normal range of human hearing. Cavitations are the rapid formation and collapse of bubbles in liquids, caused by the movement of something such as a propeller or by waves of high-frequency sound. The production of mechanical ultrasound allows GD Glottech International’s technology to distill the fluid stock. Using mechanical ultrasound for distillation has been attempted before, but the external energy requirement needed to produce the mechanical ultrasound was far too expensive to make it commercially viable. GD Glottech International’s technology uses the energy released during the cavitations in order to make it commercially viable from an economic perspective. During these cavitations, a millisecond of energy is released. During this release, temperatures can reach 5000 degrees Centigrade. As this is a pilot unit, no other units are currently in production.

On October 19, 2012, GD Glottech International moved to intervene as an interested party in the litigation pending against Glottech-USA. GD Glottech International cited its role as owner of the patents as a basis for intervening in the litigation against Glottech-USA. We believe GD Glottech International’s entry into the litigation against Glottech-USA is favorable to our cause in the litigation.

On October 22, 2012 the Court of Common Pleas in Chester County, Pennsylvania, granted our motion to amend our complaint against Glottech-USA to add claims for fraud and damages reflective of the malfeasance which we allege against Glottech-USA and its officers.

On December 12, 2012, GD Glottech International removed the management of Glottech-USA and appointed itself as the manager of Glottech-USA. On the same day, Larry Nesbit, Mark Siegel and Ron Fender filed a motion to dissolve Glottech-USA in Mississippi on the basis that Glottech-USA was unable to meet its financial obligations and could not finish or deliver the unit to us.

On December 19, 2012, an attorney purportedly acting on behalf of Glottech-USA filed a motion in the lawsuit pending in Chester County, Pennsylvania, seeking possession of the unit.

GD Glottech International immediately filed a motion to quash Glottech-USA’s motion and for sanctions against the law firm that filed the motion. We also filed a motion, seeking disqualification of the law firm that purported to represent Glottech-USA on the basis that the new management for Glottech-USA had fired the law firm and, as such, the law firm no longer had authority to represent Glottech-USA.

On April 25, 2013, we attended a hearing on the motions pending in the lawsuit filed in Chester County, Pennsylvania. The Court did not rule on any of the motions and, instead, stayed the case as to Glottech-USA until December of 2013 pending the outcome of the lawsuit seeking dissolution of Glottech-USA.

Given pending litigation against Glottech-USA, and the uncertainties naturally inherent of any litigation (particularly as to outcome and timing thereof), we have moved to assure continuity of our licensing rights through entering into, and exercising, the option to contract directly with the technology inventor and patents owner, GD Glottech International. Thus, regardless of the outcome of the litigation, or indeed any action or inaction of Glottech-USA, our interest in the technology is assured.

On March 28, 2012, we entered into a securities purchase agreement with Hagen, as modified on May 15, 2012 and September 17, 2012. Pursuant to the terms of the agreement, within 45 days Hagen will acquire convertible debentures with an aggregate total of $1,680,000, at an original issuance discount of $180,000, resulting in $1,500,000 net proceeds to us.

On May 15, 2012, we received $1,500,000 from Hagen and closed the securities purchase agreement. In conjunction with this closing we issued the convertible debenture in the amount of $1,680,000. The debenture is due on May 15, 2013, carries no interest, and is convertible at the lower of $0.45 per share or 65% of the lowest reported price of our common stock over the 20 trading days immediately prior to the date of conversion. Additionally, we issued Hagen a warrant to acquire 3,333,333 shares of our common stock for a period of five years. On September 17, 2012, we entered into an agreement to modify pricing mechanisms of the warrant and the convertible debenture in the original securities purchase agreement such that the exercise price per share of the common stock under the warrant shall be $0.20, subject to adjustment, and the conversion price of the debenture shall be the lesser of (i) 65% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.20. Excluding the modifications to the exercise price of the warrant and to reduce the conversion price of the debenture, the original securities purchase agreement dated March 28, 2012, will remain un-amended and in full force and effect.

On February 13, 2013 we entered into a securities purchase agreement with JMJ Financial. Pursuant to the terms of the agreement, our company will also enter into a convertible promissory note in the principal amount of $1,100,000 (for consideration of up to $1,000,000), of which $100,000 shall be paid to our company upon closing of the convertible promissory note and a common stock purchase warrant for the purchase of up to 540,540 shares of our common stock at an exercise price of $0.185 for a period of five years. The convertible promissory note shall have a maturity date of February 13, 2016. The remainder of the convertible debenture can be drawn down on by mutual agreement from JMJ Financial and our company.

On February 19, 2013, we entered into a securities purchase agreement, with an effective date of March 1, 2013, with JDF Capital Inc. Pursuant to the terms of the agreement, our company has issued a secured convertible promissory note in an aggregate principal amount of $672,000 and a warrant to purchase 3,632,433 shares of our company’s common stock with an exercise price of $0.185 per share for an aggregate exercise price of $672,000 for a period of five years, for consideration of $600,000 (original issue discount of $72,000 in lieu of interest), of which $150,000 shall be paid to our company upon closing on March 1, 2013. The note shall have a maturity date of 12 months from each tranche of consideration, as set out in the note. Additional payments of $150,000 are due on April 1, 2013, $100,000 on May 1, 2013, $100,000 on June 1, 2013, and $100,000 on July 1, 2013 to satisfy the aggregate amount of $600,000 as part of the February 19, 2013 agreement. The March, April, and May payments have been received by our company.

Effective February 27, 2013, Alexander Walsh, our company's president and director, established a 10b5-1 Sales Plan in connection with an overall asset diversification strategy. The plan was made effective on March 7, 2013. Under his 10b5-1 Plan, Mr. Walsh may sell a number of shares of our company's common stock not to exceed 10% of the daily volume on any trading day during the term of the plan. The plan will expire on May 27, 2013. The authorized sale price of the shares shall be a limit price, such that sales may only be made if the market price on the day of sale is greater than or equal to $0.20 per share, subject to adjustment for capital alterations. The sale of our company’s common stock owned by Mr. Walsh pursuant to his 10b5-1 Plan is scheduled to occur at regular intervals until May 27, 2013, provided that a designated minimum share price is met. Sales transactions occurring under Mr. Walsh’s 10b5-1 Plan will be disclosed publicly through Form 4 filings with the SEC and will be subject to the restrictions and filing requirements of Rule 144. Mr. Walsh may terminate his 10b5-1 Plan at any time.

Effective March 15, 2013, we entered into a consulting agreement with International Compass, LLC for the services of Bryan Kleinlein as chief financial officer of our company. The term of the agreement is six months. As compensation, our company has agreed to pay to International Compass $12,000 per month during the term payable in cash or common shares registered on Form S-8. The value of the shares of our company issued as compensation, if any, shall be based on the weighted average trading price of the shares of our company in the five trading days immediately preceding the dates when the shares are due. Mr. Kleinlein was first appointed as our chief financial officer on May 15, 2012. The agreement with International Compass replaces and supersedes our agreement with Mr. Kleinlein dated May 15, 2012.

In February 2013, we explored the acquisition of a machine shop in Arizona to assist in the future development of the GD Glottech International technology. This acquisition was explored to provide existing cash flow to our company from the machine shop’s ongoing business and provide a place where work could be performed on the technology. GD Glottech International subsequently entered into a partnership with a machine shop in Houston, Texas to provide those services and given that development we ceased pursuing the acquisition.

Effective April 22, 2013, we entered into a non-binding letter of intent to purchase the mining concessions held by another lithium exploration company. The letter of intent prohibits the lithium exploration company from soliciting or accepting offers for those assets while we perform due diligence and negotiate the terms of the acquisition. This acquisition is being contemplated to increase our lithium bearing asset holdings and diversify the geographic location of our lithium holdings. However, we have not entered into any definitive agreements for the acquisition and cannot provide any assurances that the acquisition will be successfully concluded.

Effective May 1, 2013, we entered into a non-binding letter of intent to purchase Golden Spike Energy, a Calgary, Alberta, Canada based oil and gas operator. The letter of intent prohibits Gold Spike from soliciting or accepting offers for their company or any of their assets while we perform due diligence and negotiate terms of the acquisition. If successfully completed, this acquisition would provide immediate cash flow to our company and will give us operations in Canada where we can perform future work on our lithium exploration efforts. However, we have not entered into any definitive agreements for the acquisition and cannot provide any assurances that the acquisition will be successfully concluded.

Results of Operations

We have generated no revenues since inception and have incurred $526,920 and $1,681,254 respectively, in operating expenses for the three and nine month periods ended March 31, 2013.

The following provides selected financial data about our company for the three and nine month periods ended March 31, 2013 and 2012.

Three months ended March 31, 2013 and 2012.

		Three months		Three months
		ended		ended
		March 31,		March 31,
		2013		2012
Revenue	$	Nil	$	Nil
Operating expenses (loss)		$(526,920)		$(233,002)
Other income (expenses):
Interest expense		$(2,322,114) 2,579,143		$(48,751)
Gain (loss) on derivative liability		$459,997		$(487,951)
Net loss		$(2,389,037)		$(769,704)

Operating expenses for the three months ended March 31, 2013 increased as a result of increases in consulting fees, general and administrative expenses, investor relations, mining expenses, professional fees and wages.

Nine months ended March 31, 2013 and 2012.

		Nine months		Nine months
		ended		ended
		March 31,		March 31,
		2013		2012
Revenue	$	Nil	$	Nil
Operating expenses (loss)		$(1,681,254)		$(1,368,105)
Other income (expenses):
Interest expense		$(3,946,753)		$(1,706,539)
Gain (loss) on derivative liability		$1,231,083		$1,602,410
Net loss		$(4,396,924)		$(1,472,234)

Operating expenses for the nine months ended March 31, 2013 increased as a result of increases in consulting fees, general and administrative expenses, mining expenses, professional fees, travel expenses and wages.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2013, and June 30, 2012, respectively.

Working Capital

	As at	As at
	March 31,	June 30,
	2013	2012
Total current assets	$117,082	$1,239,603
Total current liabilities	$2,093,328	$2,394,736
Working capital (deficit)	$(1,976,246)	$(1,155,133)

Cash Flows

		Nine Months	Nine Months
		ended	ended
		March 31,	March 31,
		2013	2012
Net cash provided by (used in) operating activities		$(1,437,132)	$(1,102,203)
Net cash provided by (used in) investing activities	$	Nil	$(197,393)
Net cash provided by (used in) financing activities		$250,000	$497,795
Increase (Decrease) in cash		$(1,187,132)	$(801,801)

We had cash of $52,471 as of March 31, 2013 compared to cash of $1,239,603 as of June 30, 2012. We had a working capital deficit of $1,976,246 as of March 31, 2013 compared to a working capital deficit of $1,155,133 as of June 30, 2012.

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

Description	Estimated	Estimated
	Completion	Expenses
	Date	($)
General and administrative	12 months	$250,000
Mining expenses	12 months	$100,000
Professional fees	12 months	$50,000
Total		$400,000

We intend to meet our cash requirements for the next 12 months through cash on hand, funds that are coming in from past financings, and additional financings. We currently do not have any other arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $52,471 and $1,239,603 in cash and cash equivalents at March 31, 2013 and June 30, 2012, respectively.

Concentration of Risk

Our company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of March 31, 2013 and June 30, 2012, our company had $Nil and $1,016,716, respectively, in deposits in excess of federally insured limits in its US bank. Our company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

Prepaid Expenses

Prepaid expenses mainly consist of legal retainers and deposit paid to obtain a license on patent rights. Legal retainers will be expensed in the period when services are completed. Deposit for patent rights will be expensed as exploration cost when our company is licensed.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to March 31, 2013.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to March 31, 2013, our company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to March 31, 2013.

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

Warrants

We value our warrants with provisions resulting in derivative liabilities at fair value using the lattice model according to ASC-815-10-55. We revalue our warrants at the end of every period at fair value and record the difference in other income/(expense) in the consolidated statement of operations.

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

On October 19, 2012, GD Glottech International moved to intervene as an interested party in the litigation pending against Glottech-USA. GD Glottech International cited its role as owner of the patents as a basis for intervening in the litigation against Glottech-USA. We believe GD Glottech International’s entry into the litigation against Glottech-USA is favorable to our cause in the litigation.

On October 22, 2012, the Court of Common Pleas in Chester County, Pennsylvania, granted our motion to amend our complaint against Glottech-USA to add claims for fraud and damages reflective of the malfeasance which we allege against Glottech-USA and its officers.

On December 12, 2012, GD Glottech International removed the management of Glottech-USA and appointed itself as the manager of Glottech-USA. On the same day, Larry Nesbit, Mark Siegel and Ron Fender filed a motion to dissolve Glottech-USA in Mississippi on the basis that Glottech-USA was unable to meet its financial obligations and could not finish or deliver the unit to us.

On December 19, 2012, an attorney purportedly acting on behalf of Glottech-USA filed a motion in the lawsuit pending in Chester County, Pennsylvania, seeking possession of the unit.

GD Glottech International immediately filed a motion to quash Glottech-USA’s motion and for sanctions against the law firm that filed the motion. We also filed a motion, seeking disqualification of the law firm that purported to represent Glottech-USA on the basis that the new management for Glottech-USA had fired the law firm and, as such, the law firm no longer had authority to represent Glottech-USA.

On April 25, 2013, we attended a hearing on the motions pending in the lawsuit filed in Chester County, Pennsylvania. The Court did not rule on any of the motions and, instead, stayed the case as to Glottech-USA until December of 2013 pending the outcome of the lawsuit seeking dissolution of Glottech-USA.

We do not believe that Glottech-USA has sufficient capital to complete the technology unit and the former managers of Glottech-USA have admitted these facts in their lawsuit to dissolve Glottech-USA. We have provided full consideration to Glottech-USA and complied with all other agreed upon conditions for the delivery of the unit by Glottech-USA.

Item 1A.          Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2013, we issued 55,556 common shares at a market price of $0.27 per share for mining. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On January 14, 2013, we issued 40,000 common shares at a market price of $0.25 per share for investor relation expenses. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On February 1, 2013, we issued 78,947 common shares at a market price of $0.19 per share for mining expenses. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On February 14, 2013, we issued 41,667 common shares at a market price of $0.24 per share for investor relation expenses. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On March 1, 2013, we issued 48,387 common shares at a market price of $0.31 per share for mining expenses. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On March 14, 2013, we issued 47,619 common shares at a market price of $0.21 per share for investor relation expenses. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On March 27, 2013, we issued 389,189 common shares at a market price of $0.185 per share for investor relation expenses. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

None.

Item 6.             Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)

3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)

3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8-K/A filed on April 23, 2009)

3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)

(10)	Material Contracts

10.1	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011)

10.2	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011)

10.3	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.4	Registration Rights Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.5	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.6	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.7	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.8	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.9	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)

10.10	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)

10.11	Letter Agreement between our company and Glottech-USA, LLC dated November 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 21, 2011)

10.12	Employment Agreement between our company and Alexander Walsh dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)

10.13	Consulting Agreement between our company and Brandon Colker dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)

10.14	Consulting Agreement between our company and Jonathan Jazwinski dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)

Exhibit	Description
Number

10.15	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)

10.16	Debenture between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)

10.17	Debenture between our company and Hagen Investments Ltd. dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 18, 2012)

10.18	Employment Agreement between our company and Alexander Koretsky dated May 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2012)

10.19	Option Agreement between our company and GD Glottech International, Limited dated August 14, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)

10.20	Amendment Agreement between our company and Hagen Investments Ltd. dated September 17, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 18, 2012)

10.21	License Agreement between our company and GD Glottech-International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)

10.22	Sales Agreement between our company and GD Glottech International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)

10.23	Certificate of Designation, Series A Preferred Convertible Stock (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)

10.24	Share Exchange Agreement between our company and Alexander Walsh dated October 18, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)

10.25	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)

10.26	Securities Purchase Agreement between our company and JDF Capital Inc. dated February 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 25, 2013)

10.27	Rule 10b5-1 Sales Plan, Client Representations, and Sales Instructions (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2013)

10.28	Consulting Agreement with International Compass, LLC dated effective March 15, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2013)

(21)	Subsidiaries of the Registrant

21.1	1617437 Alberta Ltd., an Alberta corporation (wholly-owned)

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certification

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

Exhibit	Description
Number

101*	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: May 15, 2013	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Date: May 15, 2013	/s/ Bryan A. Kleinlein
Bryan A. Kleinlein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)