Form 10-K
period 2013-06-30
Lithium Exploration Group, Inc.
filed 2013-10-02
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-54881

LITHIUM EXPLORATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1781911
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

3200 N. Hayden Road, Suite 235, Scottsdale, AZ	85251
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 480.641.4790

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [ ]  No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ] No [ x ]

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
Yes [ x ]  No[ ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2012 was $101,007.58 based on a $0.02384 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

63,071,639 common shares as of September 25, 2013.

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

As used in this annual report, the terms “we”, “us”, “our company”, mean Lithium Exploration Group, Inc. a Nevada corporation, and our wholly owned subsidiary, 1617437 Alberta Ltd., unless otherwise indicated.

Corporate History

We were incorporated on May 31, 2006 in the State of Nevada under the name “Mariposa Resources, Ltd.” Effective November 30, 2010, we changed our name to “Lithium Exploration Group, Inc.,” by way of a merger with our wholly-owned subsidiary Lithium Exploration Group, Inc., which was formed solely for the change of name.

Our executive offices are located at 3200 N. Hayden Road, Suite 235, Scottsdale, Arizona 85251, and our telephone number is (480) 641-4790. We also have an office at 840 6th Ave SW Suite 300, Calgary, Alberta T2P 3E5. The phone number for our Calgary office is 403-930-1925.

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

On January 18, 2012, we elected not to pursue our option to purchase the property at our Salta Project in Argentina. The decision was made after reviewing the geological findings, evaluating both the short and long-term financial commitments of the option agreement, and the decision to focus our company’s attention on our Valleyview Project in Alberta, Canada.

On June 29, 2011, we entered into a securities purchase agreement with Hagen Investments Ltd., as modified on September 17, 2012. Pursuant to the terms of the agreement, Hagen acquired convertible debentures with an aggregate total of $1,500,000. $1,000,000 was paid on June 29, 2011 and $500,000 was paid on July 12, 2011. The release of the full $1,500,000 to us is governed by the terms of an escrow agreement entered into on the same day. The debenture initially carried an interest rate of 12% per annum and was convertible at $0.83 per share subject to various prescribed conditions. Along with the debentures, we issued warrants to acquire a total of 1,204,819 shares of our common stock for a period of 5 years. Pursuant to a registration rights agreement entered into with Hagen on June 29, 2011, we were required to file a registration statement for the shares underlying the convertible debentures, as well as the warrants, within 30 days of the closing of the initial $1,000,000 and ensure that the registration statement is declared effective by the Securities and Exchange Commission within 120 days of the closing. The registration was made effective on February 29, 2012, but because effectiveness was granted following 120 days from closing of the registration rights agreement, we incurred a 10% penalty on all convertible debentures registered pursuant to the agreement. Accordingly, whereas the conversion price of the debentures was previously the lesser of (i) 65% of the lowest reported sale price of our common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.83, the discounted conversion price became the lesser of (i) 55% of the lowest reported sale price of our common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.83.

On September 17, 2012, we entered into an agreement to modify the pricing mechanisms of the warrant and the convertible debenture such that the exercise price per share of the common stock under the warrant shall be $0.20. The conversion price of the debenture shall be the lesser of (i) 55% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.20. The warrants also include cashless exercise provisions in the event that the registration statement is not effective. On December 31, 2012 the principal balance of debt remaining to Hagen had been converted to common shares. Subsequently, in January 2013, we issued a total of 240,964 shares of our company’s common stock upon exercise of the warrants in their entirety.

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

On October 1, 2012, we entered into a license agreement and a sales agency agreement with GD Glottech, regarding GD Glottech International’s proprietary and patented mechanical ultrasound technology for use in water purification in the process of separation of salt and other minerals from lithium bearing brine produced from oil and gas operations. The license agreement and sales agency agreement expands and replaces all prior agreements among our company, GD Glottech International and Glottech-USA, LLC regarding our rights to use and sell the mechanical ultrasound technology, included in our letter of intent dated November 18, 2011, and our option agreement dated August 14, 2012.

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

The technical process is based on the use of mechanical ultrasound generated through the production of a series of cavitations. Mechanical ultrasound is a machine-produced sound of a frequency above the upper limit of the normal range of human hearing. Cavitations are the rapid formation and collapse of bubbles in liquids, caused by the movement of something such as a propeller or by waves of high-frequency sound. The production of mechanical ultrasound allows GD Glottech International’s technology to distill the fluid stock. Using mechanical ultrasound for distillation has been attempted before, but the external energy requirement needed to produce the mechanical ultrasound was far too expensive to make it commercially viable. GD Glottech International’s technology uses the energy released during the cavitations in order to make it commercially viable from an economic perspective. During these cavitations, a millisecond of energy is released. During this release, temperatures can reach 5,000 degrees Centigrade.

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

On February 19, 2013, we entered into a securities purchase agreement, with an effective date of March 1, 2013, with JDF Capital Inc. Pursuant to the terms of the agreement, our company has issued a secured convertible promissory note in an aggregate principal amount of $672,000 and a warrant to purchase 3,632,433 shares of our company’s common stock with an exercise price of $0.185 per share for an aggregate exercise price of $672,000 for a period of five years, for consideration of $600,000 (original issue discount of $72,000 in lieu of interest), of which $150,000 shall be paid to our company upon closing on March 1, 2013. The note shall have a maturity date of 12 months from each tranche of consideration, as set out in the note. Additional payments of $150,000 are due on April 1, 2013, $100,000 on May 1, 2013, $100,000 on June 1, 2013, and $100,000 on July 1, 2013 to satisfy the aggregate amount of $600,000 as part of the February 19, 2013 agreement. The March, April, May, June and July payments have been received by our company.

Effective October 1, 2012, Alexander Walsh, our company's president and director, established a 10b5-1 Sales Plan in connection with an overall asset diversification strategy. The plan was made effective on October 1, 2012. Under his 10b5-1 Plan, Mr. Walsh may sell shares of our common stock, not to exceed 270,000 shares over the term of the plan. The plan expired on November 30, 2012. The authorized sale price of the shares shall be a limit price, such that sales should only be effected if the market price on the sale day is greater than or equal to eighteen cents $.18 per share. The sale of our company’s common stock owned by Mr. Walsh pursuant to his 10b5-1 Plan was scheduled to occur at regular intervals during the months of October and November 2012, provided that a designated minimum share price is met. Between the effective date of the plan on October 1, 2012 and its expiration on November 30, 2013, Mr. Walsh sold an aggregate of 270,000 shares of our common stock under the plan. Sales transactions occurring under Mr. Walsh’s 10b5-1 Plan were disclosed publicly through Form 4 filings with the SEC and are subject to the restrictions and filing requirements of Rule 144.

Effective February 27, 2013, Alexander Walsh, our company's president and director, established a 10b5-1 Sales Plan in connection with an overall asset diversification strategy. The plan was made effective on March 7, 2013. Under his 10b5-1 Plan, Mr. Walsh may sell a number of shares of our company's common stock not to exceed 10% of the daily volume on any trading day during the term of the plan. The plan expired on May 27, 2013. The authorized sale price of the shares shall be a limit price, such that sales may only be made if the market price on the day of sale is greater than or equal to $0.20 per share, subject to adjustment for capital alterations. The sale of our company’s common stock owned by Mr. Walsh pursuant to his 10b5-1 Plan was scheduled to occur at regular intervals until May 27, 2013, provided that a designated minimum share price is met. Between the effective date of the plan on March 7, 2013 and its expiration on May 27, 2013, Mr. Walsh sold an aggregate of 90,000 shares of our common stock under the plan. Sales transactions occurring under Mr. Walsh’s 10b5-1 Plan were disclosed publicly through Form 4 filings with the SEC and are subject to the restrictions and filing requirements of Rule 144.

Effective June 4, 2013, Alexander Walsh, our company's president and director, established a 10b5-1 Sales Plan in connection with an overall asset diversification strategy. The plan was made effective on June 4, 2013. Under his 10b5-1 Plan, Mr. Walsh may sell a number of shares of our company's common stock not to exceed 10% of the daily volume on any trading day during the term of the plan. The plan expired on September 1, 2013. The authorized sale price of the shares shall be limited to not trading more than 10% of the daily volume on any trading day during the plan. The sale of our company’s common stock owned by Mr. Walsh pursuant to his 10b5-1 Plan was scheduled to occur at regular intervals until August 27, 2013, provided that a designated minimum share price is met. Between the effective date of the plan on June 4, 2013 and August 27, 2013, Mr. Walsh sold an aggregate of 320,000 shares of our common stock under the plan. Sales transactions occurring under Mr. Walsh’s 10b5-1 Plan were disclosed publicly through Form 4 filings with the SEC and are subject to the restrictions and filing requirements of Rule 144.

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

Effective April 22, 2013, we entered into a non-binding letter of intent to purchase the mining concessions held by another lithium exploration company. The letter of intent prohibits the lithium exploration company from soliciting or accepting offers for those assets while we perform due diligence and negotiate the terms of the acquisition. This acquisition was being contemplated to increase our lithium bearing asset holdings and diversify the geographic location of our lithium holdings. However, we were unable to obtain sufficient due diligence on the holdings and the letter of intent expired in June 2013.

Effective May 1, 2013, we entered into a non-binding letter of intent to purchase Golden Spike Energy, a Calgary, Alberta, Canada based oil and gas operator. The letter of intent prohibited Golden Spike from soliciting or accepting offers for their company or any of their assets while we perform due diligence and negotiate terms of the acquisition. If successfully completed, this acquisition would provide immediate cash flow to our company and will give us operations in Canada where we can perform future work on our lithium exploration efforts. However, we were unable to finalize terms with the management of Golden Spike due to valuation differences stemming from liabilities associated with a few of their existing gas wells.

On May 1, 2013, we entered into a consulting agreement with Alexander Koretsky whereby, Mr. Koretsky has agreed to provide certain consulting duties and services as request by our company. The agreement is effective May 1, 2013 and will continue for a period of eight months. As compensation, our company has agreed to pay to Mr. Koretsky a salary of $8,333.33 per month in cash, common shares of our company, or in both cash and common shares of our company, at the sole discretion of our company. Where Mr. Koretsky is paid in common shares of our company, such shares have been previously registered on a Form S-8 registration statement, filed with the United States Securities and Exchange Commission on January 30, 2013.

On June 11, 2013, we entered into a letter of intent with Blue Tap Resources pursuant to which we agreed to acquire not less than 51% of the outstanding securities of Blue Tap in consideration of an aggregate investment of $450,000 in Blue Tap’s waste water disposal facility located in Morinville, Alberta. The closing of the transaction is subject to a number of conditions precedent, including but not limited to completion of due diligence and the negotiation of a definitive long form agreement.

On December 16, 2010, we entered into an assignment agreement with Lithium Exploration VIII Ltd. (not related to our company) to acquire an undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada. Lithium Exploration VIII and Golden Virtue Resources Inc. (formerly First Lithium Resources Inc.) (not related to our company) had entered into an underlying option agreement dated October 6, 2010, which option agreement and interest have been assigned to our company.

On December 31, 2012, our company entered into an amending agreement to amend an original payment requirement of the assignment agreement of CAD$100,000 due on January 1, 2013 to the following payments:

1.	CAD$20,000 (USD$20,000) cash payment due on January 1, 2013; and
2.	CAD$80,000 (USD$80,000) by a 15% one year promissory note starting January 1, 2013.

The note was interest free until March 31, 2013. After March 31, 2013, interest accrued on the principal balance then in arrears at the rate of 15% per annum. No payments are due and payable until December 31, 2013. Further, at any time, Lithium Exploration VIII and Golden Virtue may have elected to convert the remaining balance of the note and accrued interest into common shares of our company at 75% of the closing market price of our company’s common shares on the election day.

On July 3, 2013, Lithium Exploration VIII and Golden Virtue elected to convert the note and accrued interest in the combined aggregate amount of CAD$83,057.53 (USD$78,743) into common shares of our company. Pursuant to this election, we issued an aggregate of 954,461 shares of our common stock pursuant to the note and election referred to above at the price of USD$0.0825.

On July 29, 2013, in anticipation of the completion of a formal agreement with Blue Tap embodying the terms of the letter of intent, we entered into a convertible debenture agreement with Blue Tap pursuant to which we have agreed to deliver to Blue Tap up to CDN$300,000 (approximately USD$291,000) payable in two installments of CDN$150,000 deliverable respectively upon execution of the convertible debenture, and within 5 business days following receipt of regulatory approval for the re-activation of Blue Tap’s waste water disposal facility. Delivery of the first installment of CDN$150,000 has been satisfied. The funds advanced shall be secured against all present and future assets and undertakings of Blue Tap and shall be convertible at our option into a number of common shares of Blue Tap equal to 51% of its issued and outstanding voting stock. In the event that we do not acquire a 51% interest in Blue Tap, the principal amount of the convertible debenture shall be payable in full by July 30, 2014. The principal amount will bear no interest until maturity, whereafter it will bear interest of 8% per annum.

Effective August 1, 2013, we entered into a joint venture agreement with Blue Tap pursuant to which our company and Blue Tap will operate certain lands and facilities including a disposal well in the Morinville Area of Alberta.

On August 21, 2013, we entered into a letter of intent with Tero Oilfield Services Ltd. Pursuant to the letter of intent, Tero agreed to sell and we agreed to purchase 75% of the issued and outstanding common shares of Tero in exchange for an aggregate of $1,500,000, comprised of:

1.	a non-refundable cash deposit of $50,000 to the shareholder of Tero within 10 days entering the letter of intent (paid);

2.	a payment of $950,000 in cash at the earlier of closing or December 1, 2013 to the shareholder of Tero;

3.

a secured convertible debenture to the shareholder of Tero in the amount of $500,000 payable on December 1, 2014. The debenture shall be convertible into our common shares at a price to be determined by us and Tero prior to the close of the acquisition; and

As further consideration for the acquisition, we will loan $500,000 to Tero for the settlement of debt owed to Smith Group Holdings Ltd.

Effective September 15, 2013, we entered into a consulting agreement with International Compass, LLC for the services of Bryan Kleinlein as chief financial officer of our company for the term of the agreement is four months. As compensation, our company agreed to pay to International Compass $12,000 per month during the term payable in cash and/or common shares registered on Form S-8. The value of the shares of our company issued as compensation, if any, shall be based on the weighted average trading price of the shares of our company in the five trading days immediately preceding the date(s) which the shares are due.

Mr. Kleinlein was first appointed as our company’s chief financial officer on May 15, 2012. The agreement with International Compass replaces and supersedes our agreement with Mr. Kleinlein dated March 15, 2013.

On September 13, 2013, we entered into a securities purchase agreement with JDF Capital Inc., pursuant to which JDF Capital has agreed to provide our company with an aggregate investment of $500,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants.

On September 16, 2013 JDF Capital funded a first installment of $250,000 in consideration of a secured convertible promissory note in the amount of $306,250, being $250,000 and 18 months prepaid interest at 15%. The note has a maturity date of 18 months from September 16, 2013. As additional consideration, we have also issued to JDF Capital 3,125,500 warrants with each warrant exercisable for the purchase of one common share for a period of five years. The exercise price will be $0.07 per share, subject to anti-dilution adjustment. JDF Capital may, in the alternative, exercise the warrants on a cashless basis in the event the shares underlying the warrants are not registered in a registration statement within six months of the securities purchase agreement. The cashless exercise price will be the quotient obtained by dividing [(A-B) (X)] by (A), where:

(A)	= the volume weighted average price on the trading day immediately preceding the date on which JDF Capital elects to exercise the warrant by means of a cashless exercise;

(B)	= the cash exercise price ($0.07), as adjusted for anti-dilution; and

(X)	= the number of warrant shares that would be issuable upon exercise of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise.

We issued the warrants in reliance on the exemption from registration for accredited investors contained in Rule 506 of Regulation D of the Securities Act of 1933.

The second $250,000 installment of the financing is payable by October 15, 2013, whereupon we will issue a second convertible promissory note upon the same terms. Additional warrants with an aggregate exercise price of $250,000 will also be issued with the number of underlying shares to be based on the lowest closing price of our common shares in the 20 trading days preceding the October 15, 2013 closing.

Once issued, each convertible promissory note will be convertible in whole or in part at JDF Capital’s option before or after maturity into shares of our common stock at a conversion price equal to a 50% discount to the lowest closing price of our common shares in the 20 trading days preceding (i) the date of the purchase agreement; or (ii) the conversion date. Notwithstanding the conversion right, JDF will not be entitled to hold in excess of 9.99 percent of our issued and outstanding common shares at any time.

JDF Capital will have the option during the 18 month period following September 13, 2013 to purchase additional convertible notes upon the same terms and conditions for up $1,500,000 in additional financing.

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

Employees

We currently employ three individuals: Alexander Walsh as chief executive officer, Alex Koretsky as chief operating officer, and Shanon Chilson as an administrative assistant and controller. Bryan Kleinlein, a consultant, is serving as our chief financial officer. Outside consultants have been engaged for administrative duties and industry specialties. We also have two other directors, Jonathan Jazwinski and Brandon Colker, who spend approximately 15 hours per month on various company activities. Mr. Jazwinski’s primary role is to review the geological findings and exploration strategies taken by management at the direction of consultants. Mr. Colker’s primary role is to work with management on research and networking with global industry contacts and capital sources. Mr. Jazwinski and Mr. Colker are both responsible for shaping the direction of our company and assist with the submission of corporate filings.

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

We had cash in the amount of $248,624 and working capital deficiency of $1,476,024 as of the period ended June 30, 2013. We currently do not generate any revenues from our operations. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because of the speculative nature of exploration of mineral properties, we may never discover a commercially exploitable quantity of minerals, our business may fail and investors may lose their entire investment.

We are in the very early exploration stage and cannot guarantee that our exploration work will be successful, or that any minerals will be found, or that any production of minerals will be realized. The search for valuable minerals as a business is extremely risky. Substantial investment will be required to move our company toward the production of minerals. This may require bringing in a partner to make the necessary investment, but there are no plans at this time for any form of partnership or merger. We can provide investors with no assurance that exploration on our properties will establish that commercially exploitable reserves of minerals exist on our property. Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on our property, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

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

The business of mineral exploration and development is subject to substantial regulation under various countries’ laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of mineral resources and related products and other matters. Amendments to current laws and regulations governing operations and activities of mineral exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the properties and the mineral exploration industry generally will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

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

Our independent certified public accounting firm, in their report on the audited financial statements for the year ended June 30, 2013, states that there is a substantial doubt that we will be able to continue as a going concern.

As of June 30, 2013, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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

We currently rent an office totaling approximately 1400 square feet located at 3200 N. Hayden Road, Suite 235, Scottsdale, AZ, 85251 for $1,930.64 a month. We also currently rent an office at a business center at 840 6th Avenue SW, Suite 300, Calgary, AB T2P 3E5 for $998.00 a month. Our telephone number in Scottsdale is (480) 641-4790. Our telephone number in Calgary is (403) 930-1925.

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

Township 73
Range 26W5
Township 73
Range 15W5
Valleyview
Dolomite reef complexes
Oil field
Oil pools
Fox Creek
Gas field
Gas pools
Township 60
Range 26W5
Township 56
Range 18W5
Fort McMurray
High Prairie
Whitecourt
Edmonton
Calgary
LEXG Valleyview Property
LEXG Fox Creek Property
Legend
LEXG Li Results to Date
Li ppm
Lithium
LITHIUM EXPLORATION GROUP
Valleyview and Fox Creek Properties
Alberta, Canada
LITHIUM IN FORMATION
WATER - ALBERTA PROPERTIES

Ownership Interest

On December 16, 2010, we entered into an assignment agreement with Lithium Exploration VIII Ltd. to acquire an undivided 100% right, title and interest in the Valleyview Property. Lithium Exploration VIII Ltd. and Golden Virtue Resources Inc. (formerly First Lithium Resources Inc.) had entered into an underlying option agreement dated October 6, 2010, which option agreement and interest have been assigned to our company.

On December 31, 2012, our company entered into an amending agreement to amend an original payment requirement of the assignment agreement of CAD$100,000 due on January 1, 2013 to the following payments:

1.	CAD$20,000 (USD$20,000) cash payment due on January 1, 2013; and
2.	CAD$80,000 (USD$80,000) by a 15% one year promissory note starting January 1, 2013.

The note was interest free until March 31, 2013. After March 31, 2013, interest accrued on the principal balance then in arrears at the rate of 15% per annum. No payments were due and payable until December 31, 2013. Further, at any time, Lithium Exploration VIII and Golden Virtue may have elected to convert the remaining balance of the Note and accrued interest into common shares of our company at 75% of the closing market price of our company’s common shares on the election day.

On July 3, 2013, Lithium Exploration VIII and Golden Virtue elected to convert the note and accrued interest in the combined aggregate amount of CAD$83,057.53 (USD$78,743) into common shares of our company. Pursuant to this election, we issued an aggregate of 954,461 shares of our common stock pursuant to the note and election referred to above at the price of USD$0.0825.

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

Current State and Plan of Operations

We completed a 12-week sample-testing program on May 31, 2011. The next step is to complete the resource estimate for the Valleyview Project. We also need to conclude bulk sampling to be utilized in the design of a separation process to produce battery-grade lithium carbonate, potash (KCl), and magnesium hydroxide. This process was expected to begin in October of 2012, but has been put on hold as we are waiting for the ultrasonic technology to be ready for field testing. The ultrasonic technology is important in the separation of the suspended solids from their liquid state and knowing the exact make-up of the salt discharge from the technology is critical in planning the further separation and processing techniques. Once the bulk sampling and separation process has been completed and tested we will raise capital to build a pilot scale plant in Valleyview to begin the production of the outlined minerals.

The substantive steps that have taken place for our Valleyview Project for the recent past are as follows:

January 2012: Receive and integrate aquifer data into APEX technical report and Micromine. Commence block modeling and in-situ resource estimate.

January 2012: Complete resource estimation and create preliminary draft of Resource Technical Report, and, upon review, complete Resource Technical Report. Review of draft of Resource Technical Report and complete final draft of Resource Technical Report. This portion of the project has been completed.

April 1 to August 31, 2012: The following studies were commissioned to expand upon the results of the initial Resource Technical Report. All of the following studies were completed in August 2012.

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

Our total budget for above phase of studies is $150,000 and all of it has been deployed to vendors.

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

On August 27, 2012, we filed a motion to amend our complaint to include claims of breach of trust and fiduciary duty, breach of good faith and fair dealing, breach of contract, conversion of funds, fraud, and the imposition of a constructive trust. We believe that this action is necessary to protect our interest against possible misuse of funds by Glottech-USA, LLC and its principals. We will also seek damages as appropriate.

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

Certain members of Glottech-USA continue to pursue dissolution of the company in Mississippi and its actions clearly establish that Glottech-USA is incapable of fulfilling any obligations under the contracts with us.

We do not believe that Glottech-USA has sufficient capital to complete the technology unit and the former managers of Glottech-USA have admitted these facts in their lawsuit to dissolve Glottech-USA. We have provided full consideration to Glottech-USA and complied with all other agreed upon conditions for the delivery of the unit by Glottech-USA.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the Symbol "LEXG".

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended (1)	High	Low
June 30, 2013	$0.2275	$0.12
March 31, 2013	$0.406	$0.155
December 31, 2012	$0.38	$0.18
September 30, 2012	$0.625	$0.23
June 30, 2012	$1.18	$0.38
March 31, 2012	$0.96	$0.54
December 31, 2011	$1.95	$0.45
September 30, 2011	$1.87	$0.86
June 30, 2011	$10.68	$1.20

Our common shares are issued in registered form. VStock Transfer, 77 Spruce St, Suite 201, Cedarhurst, New York 11516 (Telephone: (212)-828-8436; Facsimile: (646) 536-3179) is the registrar and transfer agent for our common shares.

On September 25, 2013, the list of stockholders for our shares of common stock showed 18 registered stockholders and 63,071,639 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on March 8, 2006. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

As of June 30, 2013, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2013.

Recent Sales of Unregistered Securities

On January 25, 2013, we issued 1,028,113 common shares at a deemed price of $0.25 per share for warrants exercise of $257,028. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

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

On February 19, 2013, we issued 2,000,000 common shares at a deemed price of $0.077 per share for debenture conversion of $154,000. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On March 1, 2013, we issued 48,387 common shares at a market price of $0.31 per share for mining expenses. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On March 8, 2013, we issued 2,000,000 common shares at a deemed price of $0.077 per share for debenture conversion of $154,000. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On March 14, 2013, we issued 47,619 common shares at a market price of $0.21 per share for investor relation expenses. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On March 15, 2013, we issued 2,000,000 common shares at a deemed price of $0.095 per share for debenture conversion of $190,000. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On March 27, 2013, we issued 389,189 common shares at a market price of $0.185 per share for investor relation expenses. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On April 1, 2013, we issued 71,429 common shares at a market price of $0.21 per share for mining expenses. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On April 15, 2013, we issued 50,000 common shares at a market price of $0.20 per share for investor relation expenses. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On April 23, 2013, we issued 2,000,000 common shares at a deemed price of $0.0805 per share for debenture conversion of $161,000. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On April 29, 2013, we issued 300,000 common shares at a market price of $0.18 per share for director fees. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On May 13, 2013, we issued 2,000,000 common shares at a deemed price of $0.075 per share for debenture conversion of $150,000. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On May 30, 2013, we issued 2,400,000 common shares at a deemed price of $0.075 per share for debenture conversion of $180,000. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On July 3, 2013, pursuant to the terms of a promissory note under the amended assignment agreement, we issued 954,461 common shares for a combined aggregate amount of CAD$83,057.53 (USD$78,743). All of these shares were issued to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On July 9, 2013, we issued 2,000,000 common shares at a deemed price of $0.045 per share for debt conversion. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On August 13, 2013, we issued 1,585,714 common shares at a market price of $0.0735000 per share for debt conversion. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On August 14, 2013, we issued 844,300 common shares at a market price of $0.0525 per share for debt conversion. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On September 6, 2013, we issued 2,375,052 common shares at a market price of $0.045 per share for debt conversion. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On September 13, 2013, we entered into a securities purchase agreement with JDF Capital Inc., pursuant to which JDF Capital has agreed to provide our company with an aggregate investment of $500,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants.

On September 16, 2013 JDF Capital funded a first installment of $250,000 in consideration of a secured convertible promissory note in the amount of $306,250, being $250,000 and 18 months prepaid interest at 15%. The note has a maturity date of 18 months from September 16, 2013. As additional consideration, we have also issued to JDF Capital 3,125,500 warrants with each warrant exercisable for the purchase of one common share for a period of five years. The exercise price will be $0.07 per share, subject to anti-dilution adjustment. JDF Capital may, in the alternative, exercise the warrants on a cashless basis in the event the shares underlying the warrants are not registered in a registration statement within six months of the securities purchase agreement. The cashless exercise price will be the quotient obtained by dividing [(A-B) (X)] by (A), where:

(A)	= the volume weighted average price on the trading day immediately preceding the date on which JDF Capital elects to exercise the warrant by means of a cashless exercise;

(B)	= the cash exercise price ($0.07), as adjusted for anti-dilution; and

(X)	= the number of warrant shares that would be issuable upon exercise of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2013 and June 30, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 15 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending June 30, 2014.

General and Administrative Expenses

We expect to spend $500,000 during the twelve-month period ending June 30, 2014 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending June 30, 2014.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2014.

Results of Operations for the Years Ended June 30, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2013 and 2012.

Our operating results for the years ended June 30, 2013 and 2012 are summarized as follows:

		Year Ended
		June 30,
		2013		2012

Revenue	$	Nil	$	Nil
Operating Expenses		$2,369,562		$2,430,664
Net Loss		$(5,038,309)		$(2,390,439)

Revenues

We have not earned revenues since our inception.

Operating Expenses

Our operating expenses for the years ended June 30, 2013 and June 30, 2012 are outlined in the table below:

		Year Ended
		June 30,
		2013		2012

Advertising		$74,872		$113,132
Consulting fees (Notes 3 & 8)		$420,274		$274,423
Director fees (Notes 3 & 8)		$54,000		$318,000
General and administrative		$66,122		$49,235
Investor relations (Note 3)		$176,000		$637,600
Management fees	$	Nil	$	Nil
Mining expenses (Notes 3 & 5)		$922,658		$465,153
Professional fees		$296,700		$313,911
Travel		$64,865		$45,329
Wages		$294,071		$213,881

The decrease in operating expenses for the year ended June 30, 2013, compared to the same period in fiscal 2012, was mainly due to decreases in advertising, director fees and investor relations expenses.

Liquidity and Financial Condition

Working Capital

	As at	As at
	June 30,	June 30,
	2013	2012
Total current assets	$292,646	$1,239,603
Total current liabilities	$1,768,670	$2,394,736
Working capital (deficit)	$(1,476,024)	$(1,155,133)

As of June 30, 2013, our total current assets were $292,646 and our total current liabilities were $1,768,670 and we had a working capital deficit of $1,476,024. Our financial statements report a net loss of $5,038,309 for the year ended June 30, 2013 and a net loss of $33,457,240 for the period from May 31, 2006 (date of inception) to June 30, 2013.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At	At
	June 30,	June 30,
	2013	2012

Net Cash (Used in) Operations	$(1,730,809)	$(1,545,792)
Net Cash Provided by (Used In) Investing Activities	$(10,170)	$(197,393)
Net Cash Provided by Financing Activities	$750,000	$1,972,795
Cash (decrease) increase during the year	$(990,979)	$229,610

We had cash in the amount of $248,624 as of June 30, 2013 as compared to $1,239,603 as of June 30, 2012. We had a working capital deficit of $1,476,024 as of June 30, 2013 compared to working capital deficit of $1,155,133 as of June 30, 2012.

Our principal sources of funds have been from sales of our common stock and convertible debentures.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $700,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated	Estimated
	Completion	Expenses
	Date	($)
General and administrative	12 months	500,000
Mining expenses	12 months	50,000
Professional fees	12 months	150,000
Total		$700,000

We intend to meet our cash requirements for the next 12 months through the use of the cash we have on hand and through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any other arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $248,624 and $1,239,603 in cash and cash equivalents at June 30, 2013 and June 30, 2012, respectively.

Concentration of Risk

Our company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of June 30, 2013 and 2012, our company had $25,935 and $1,016,716, respectively, in deposits in excess of federally insured limits in our US bank. Our company has not experienced any losses with regard to its bank accounts and we believe we are not exposed to any risk of loss on its cash in bank accounts.

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

Concentrations of Credit Risk

Our company’s financial instruments that are exposed to concentrations of credit risk primarily consist of our cash and cash equivalents and related party payables we will likely incur in the near future. Our company places our cash and cash equivalents with financial institutions of high credit worthiness. At times, our cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. Our company’s management plans to assess the financial strength and credit worthiness of any parties to which we extend funds, and as such, we believe that any associated credit risk exposures are limited.

Net Income or (Loss) per Share of Common Stock

Our company has adopted FASC Topic No. 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to June 30, 2013.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to June 30 2013, our company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to June 30, 2013.

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

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The carrying amounts of our company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, deposit, accounts payable and accrued liabilities, and due to a related party approximate their fair values because of the short maturity of these instruments.

Our company’s Level 3 financial liabilities consist of the derivative liability of our company’s secured convertible promissory notes and debentures issued to investors, and the derivative warrants issued in connection with these convertible promissory notes and debentures. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Our company used a lattice model which incorporates transaction details such as company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Accounting Standards Updates ("ASUs") through ASU No. 2013-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to our company or their effect on the financial statements would not have been significant.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ANDERSON BRADSHAW PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Russell E. Anderson, CPA
Russ Bradshaw, CPA
William R. Denney, CPA
Sandra Chen, CPA

5296 S. Commerce Dr.
Suite 300
Salt Lake City, Utah
84107
USA
(T) 801.281.4700
(F) 801.281.4701

Suite A, 5/F
Max Share Center
373 Kings Road
North Point
Hong Kong
(T) 852.21.555.333
(F) 852.21.165.222

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Lithium Exploration Group, Inc.

We have audited the accompanying consolidated balance sheets of Lithium Exploration Group, Inc. (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years ended June 30, 2013 and 2012, and for the period from May 31, 2006 (inception of exploration stage) to June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lithium Exploration Group, Inc. as of June 30, 2013 and June 30, 2012, and the results of its operations and its cash flows for the years ended June 30, 2013 and 2012, and for the period from May 31, 2006 (inception of exploration stage) to June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has an accumulated deficit and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 13, the Company determined it was necessary to restate the 2012 consolidated financial statements.

s/Anderson Bradshaw PLLC
Salt Lake City, Utah
September 30, 2013

LITHIUM EXPLORATION GROUP, INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
As of June 30,

	2013	2012
		(Restated)
ASSETS

Current
Cash and cash equivalents	$248,624	$1,239,603
Prepaid expenses	44,022	-
Total current assets	292,646	1,239,603

Deposit on Blue Tap	10,170	-
Investment (Note 9)	-	197,393

Total Assets	$302,816	$1,436,996

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,928	$52,898
Note payable convertible (Note 5)	105,410	-
Derivative liability – convertible debentures (Note 6)	-	2,159,035
Derivative liability – convertible promissory notes (Note 7)	513,375	-
Due to related party (Note 8)	45,332	45,332
Convertible debentures (net of discount of $nil and $3,738,145) (Note 6)	1,063,077	119,198
Convertible promissory notes (net of discount of $1,475,247 and nil) (Note 7)	37,610	-
Accrued interest – convertible debenture (Note 6)	-	18,273
Accrued interest – convertible promissory notes (Note 7)	938	-

Total Current Liabilities	1,768,670	2,394,736

STOCKHOLDERS’ DEFICIT

Capital stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
500,000,000 common shares, $0.001 par value

Issued and outstanding: 20,000,000 preferred shares (June 30, 2012 – nil) 54,882,422 common shares (June 30, 2012 – 54,416,272)	20,000 54,885	- 54,417
Additional paid-in capital	31,916,501	27,406,774
Deficit accumulated during the exploration stage	(33,457,240)	(28,418,931)
Total Stockholders’ Deficit	(1,465,854)	(957,740)

Total Liabilities and Stockholders’ Deficit	$302,816	$1,436,996

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations

			Cumulative from
	Year Ended June 30,		Inception
	2013	2012	(May 31, 2006) to
		(Restated)	June 30, 2013

Revenue	$-	$-	$-

Operating Expenses:
Advertising	74,872	113,132	215,099
Consulting fees (Notes 3 & 8)	420,274	274,423	806,597
Director fees (Notes 3 and 8)	54,000	318,000	17,967,000
General and administrative	66,122	49,235	138,625
Investor relations (Note 3)	176,000	637,600	964,000
Management fees	-	-	45,000
Mining expenses (Notes 3 & 5)	922,658	465,153	8,210,194
Professional fees	296,700	313,911	770,638
Travel	64,865	45,329	125,191
Wages	294,071	213,881	507,952

Loss from operations	(2,369,562)	(2,430,664)	(29,750,296)

Other income (expenses)
Interest expense (Notes 6 & 7)	(3,792,131)	(1,860,980)	(6,839,967)
Gain on derivative liability (Notes 6 & 7)	1,123,384	1,901,205	3,133,023

Loss before income taxes	(5,038,309)	(2,390,439)	(33,457,240)

Provision for Income Taxes (Note 4)	-	-	-

Net loss for the Year	(5,038,309)	(2,390,439)	(33,457,240)

Basic and Diluted Loss per Common Share	$(0.10)	$(0.04)

Weighted Average Number of Common Shares Outstanding	48,566,900	54,375,949

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to June 30, 2013

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to June 30, 2013

	Preferred Shares		Common Shares
						Deficit
						Accumulated
						During the
	Number of		Number of		Additional	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Common shares issued for settlement of mining expenses	-	-	200,000	200	739,800	-	740,000
Common shares issued for director fees	-	-	2,300,000	2,300	17,592,700	-	17,595,000
Common shares issued for investor relations	-	-	300,000	300	701,700	-	702,000
Options issued for mining expenses	-	-			4,940,000		4,940,000
Loss for the year	-	-	-	-	-	(25,891,334)	(25,891,334)
Balance – June 30, 2011	-	-	51,115,476	51,116	25,325,384	(26,028,492)	(651,992)
Common shares issued for consulting fees	-	-	366,364	366	367,634	-	368,000
Common shares issued for debt conversion	-	-	2,934,432	2,935	1,713,756	-	1,716,691
Loss for the year	-	-	-	-	-	(2,390,439)	(2,390,439)
Balance – June 30, 2012 (Restated)	-	-	54,416,272	54,417	27,406,774	(28,418,931)	(957,740)
Common shares issued for consulting fees	-	-	867,397	868	156,132	-	157,000
Common shares issued for director fees	-	-	300,000	300	53,700	-	54,000
Common shares issued for investor relations	-	-	648,604	649	131,351	-	132,000
Common shares issued for mining expenses	-	-	372,375	373	89,627	-	90,000
Common shares issued for debt conversion	-	-	17,249,661	17,250	2,807,670	-	2,824,920
Common shares issued for exercise of warrants	-	-	1,028,113	1,028	1,271,247	-	1,272,275
Common shares exchanged for preferred shares	20,000,000	20,000	(20,000,000)	(20,000)	-	-	-
Net loss for the year	-	-	-	-	-	(5,038,309)	(5,038,309)
Balance – June 30, 2013	20,000,000	$20,000	54,882,422	$54,885	$31,916,501	$(33,457,240)	$(1,465,854)

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	Year Ended June 30, 2013	Year Ended June 30, 2012 (Restated)	Cumulative from Inception (May 31, 2006) to June 30, 2013
Cash Flows from Operating Activities
Net loss for the year	$ (5,038,309)	$ (2,390,439)	$ (33,457,240)
Items not affecting cash:
Common shares issued for mining expenses and related finder’s fees	90,000	-	880,000
Common shares issued for director fees	54,000	318,000	17,967,000
Non-cash mining expenses	304,060	-	304,060
Unrealized foreign exchange gain on note payable	(4,315)	-	(4,315)
Common shares issued for investor relations	132,000	-	834,000
Common shares issued for consulting fees	157,000	50,000	207,000
Options issued for mining expenses	-	-	4,940,000
Interest expense	3,792,131	1,860,980	6,839,967
Gain on derivative liability	(1,123,384)	(1,901,205)	(3,133,023)
Changes in operating assets and liabilities:
Prepaid expenses	(44,022)	647,168	(44,022)
Accounts payable and accrued liabilities	(49,970)	(130,296)	2,928
Net cash used in operations	(1,730,809)	(1,545,792)	(4,663,645)
Cash Flows from Investing Activities
Investment	-	(197,393)	(197,393)
Deposit	(10,170)	-	(10,170)
Net cash used in investing activities	(10,170)	(197,393)	(207,563)
Cash Flows from Financing Activities
Advance from related party	-	-	47,537
Repayment to related party	-	(2,205)	(2,205)
Issuance of common shares for cash	-	-	1,349,500
Issuance of convertible debentures	-	2,000,000	3,000,000
Issuance cost of convertible debentures	-	(25,000)	(25,000)
Issuance of convertible promissory notes	750,000	-	750,000
Net cash provided by financing activities	750,000	1,972,795	5,119,832
Increase (decrease) in cash and cash equivalents	(990,979)	229,610	248,624
Cash and cash equivalents - beginning of year	1,239,603	1,009,993	-
Cash and cash equivalents - end of year	$ 248,624	$ 1,239,603	$ 248,624
Supplementary Cash Flow Information
Non-cash investing and financing activities:
Common stock issued for debt	$ 2,824,920	$ 1,716,691	$ 4,541,611
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

A wholly owned subsidiary, 1617437 Alberta Ltd. was incorporated in the province of Alberta, Canada on July 8, 2011.

The Company is an exploration stage company that engages principally in the acquisition, exploration, and development of resource properties. Prior to June 25, 2009, the Company had the right to conduct exploration work on 20 mineral mining claims in Esmeralda County, Nevada, U.S.A. On July 31, 2009, the Company acquired an option to enter into a joint venture for the management and ownership of the Jack Creek Project, a mining project located in Elko County, Nevada. On September 25, 2009, the joint venture was terminated and the Company entered into an agreement with Beeston Enterprises Ltd., under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada. On December 16, 2010, the Company entered into an Assignment Agreement to acquire an undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada (see Note 5). On November 8, 2011, the Company entered into a letter agreement with Glottech-USA. Pursuant to the terms of the agreement, the Company was granted an exclusive license to use and distribute the technology within the Swan Hills region of Alberta as well as a non-exclusive right to distribute the technology within Canada.

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
June 30, 2013 and 2012

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $248,624 and $1,239,603 in cash and cash equivalents at June 30, 2013 and June 30, 2012, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of June 30, 2013 and 2012, the Company had $25,935 and $1,016,716, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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
June 30, 2013 and 2012

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

Net Income or (Loss) per Share of Common Stock

The Company has adopted FASC Topic No. 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to June 30, 2013.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

2. Significant Accounting Policies - Continued

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to June 30 2013, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to June 30, 2013.

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

2. Significant Accounting Policies - Continued

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, deposit, accounts payable and accrued liabilities, and due to a related party approximate their fair values because of the short maturity of these instruments.

The Company’s Level 3 financial liabilities consist of the derivative liability of the Company’s secured convertible promissory notes and debentures issued to investors, and the derivative warrants issued in connection with these convertible promissory notes and debentures. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company used a lattice model which incorporates transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Accounting Standards Updates ("ASUs") through ASU No. 2013-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

For the year ended June 30, 2013:

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
June 30, 2013 and 2012

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

On March 1, 2013, the Company issued 25,806 common shares at a market price of $0.31 per share for consulting fees.

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

On March 15, 2013, the Company issued 38,876 common shares at a market price of $0.2315 per share for consulting fees.

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

On April 23, 2013, the Company issued 2,000,000 common shares at a deemed price of $0.0805 per share for debenture conversion of $161,000 (Note 6).

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

3. Capital Stock - Continued

On April 29, 2013, the Company issued 300,000 common shares at a market price of $0.18 per share for director fees.

On May 1, 2013, the Company issued 47,059 common shares at a market price of $0.17 per share for consulting fees.

On May 13, 2013, the Company issued 2,000,000 common shares at a deemed price of $0.075 per share for debenture conversion of $150,000 (Note 6).

On May 15, 2013, the Company issued 113,636 common shares at a market price of $0.1760 per share for consulting fees.

On May 15, 2013, the Company issued 70,588 common shares at a market price of $0.17 per share for consulting fees.

On May 30, 2013, the Company issued 2,400,000 common shares at a deemed price of $0.075 per share for debenture conversion of $180,000 (Note 6).

On June 1, 2013, the Company issued 50,000 common shares at a market price of $0.16 per share for consulting fees.

On June 14, 2013, the Company issued 142,857 common shares at a market price of $0.14 per share for consulting fees.

On June 15, 2013, the Company issued 88,235 common shares at a market price of $0.136 per share for consulting fees.

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
June 30, 2013 and 2012

3. Capital Stock - Continued

Since its inception (May 31, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

Date	Description	Shares	Share	Amount
06/06/06	Shares issued for cash	20,000,000	$0.001	$20,000
07/01/06	Shares issued for cash	10,000,000	0.001	10,000
12/11/06	Shares issued for cash	17,375,000	0.004	69,500
01/18/11	Shares issued for mining expenses	250,000	0.100	25,000
01/27/11	Shares issued for cash	250,000	1.000	250,000
03/07/11	Shares issued for mining expenses	250,000	0.100	25,000
04/27/11	Shares issued for director fees	2,300,000	7.650	17,595,000
04/29/11	Shares issued for settlement of mining expenses	200,000	3.700	740,000
05/10/11	Shares issued for cash	190,476	5.250	1,000,000
06/11/11	Shares issued for investor relation	300,000	2.340	702,000
11/22/11	Shares issued for debenture conversion	2,000,000	0.2925	585,000
4/18/12	Shares issued for debenture conversion	610,795	0.352	215,000
4/18/12	Shares issued for interest	323,637	0.810	262,146
4/27/12	Shares issued for director fees	300,000	1.060	318,000
5/1/12	Shares issued for consulting fees	26,041	0.960	25,000
5/15/12	Shares issued for consulting fees	40,323	0.620	25,000
7/10/12	Shares issued for debenture conversion	1,504,415	0.1925	289,600
8/21/12	Shares issued for debenture conversion	815,047	0.1595	130,000
9/17/12	Shares issued for debenture conversion	1,581,028	0.1265	200,000
10/25/12	Shares cancelled in exchange for preferred shares	(20,000,000)	0.0010	(20,000)
11/1/12	Shares issued for mining expenses	62,500	0.2400	15,000
11/13/12	Shares issued for investor relation	41,667	0.2400	10,000
11/22/12	Shares issued for debenture conversion	949,171	0.1170	111,053
12/1/12	Shares issued for mining expenses	55,556	0.2700	15,000
12/13/12	Shares issued for investor relation	38,462	0.2600	10,000
1/2/13	Shares issued for mining expenses	55,556	0.2700	15,000
1/14/13	Shares issued for investor relation	40,000	0.2500	10,000
1/25/13	Shares issued for warrants exercise	1,028,113	0.2500	257,028
2/1/13	Shares issued for mining expenses	78,947	0.1900	15,000
2/14/13	Shares issued for investor relation	41,667	0.2400	10,000
2/29/13	Shares issued for debenture conversion	2,000,000	0.0770	154,000
3/1/13	Shares issued for mining expenses	48,387	0.3100	15,000
3/1/13	Shares issued for consulting fees	25,806	0.3100	8,000
3/8/13	Shares issued for debenture conversion	2,000,000	0.0770	154,000
3/14/13	Shares issued for investor relation	47,619	0.2100	10,000
3/15/13	Shares issued for consulting fees	38,876	0.2315	9,000
3/15/13	Shares issued for consulting fees	95,238	0.2100	20,000
3/15/13	Shares issued for debenture conversion	2,000,000	0.0950	190,000
3/27/13	Shares issued for investor relation	389,189	0.185	72,000
4/1/13	Shares issued for mining expenses	71,429	0.2100	15,000
4/1/13	Shares issued for consulting fees	38,095	0.2100	8,000
4/15/13	Shares issued for investor relation	50,000	0.2000	10,000
4/15/13	Shares issued for consulting fees	100,000	0.2000	20,000
4/15/13	Shares issued for consulting fees	57,007	0.2105	12,000
4/23/13	Shares issued for debenture conversion	2,000,000	0.0805	161,000
4/29/13	Shares issued for director fees	300,000	0.1800	54,000

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

3. Capital Stock - Continued

5/1/13	Shares issued for consulting fees	47,059	0.1700	8,000
5/13/13	Shares issued for debenture conversion	2,000,000	0.0750	150,000
5/15/13	Shares issued for consulting fees	113,636	0.1760	20,000
5/15/13	Shares issued for consulting fees	70,588	0.1700	12,000
5/30/13	Shares issued for debenture conversion	2,400,000	0.0750	180,000
6/1/13	Shares issued for consulting fees	50,000	0.1600	8,000
6/14/13	Shares issued for consulting fees	142,857	0.1400	20,000
6/15/13	Shares issued for consulting fees	88,235	0.1360	12,000
	Cumulative Totals	54,882,422		$24,256,327

Of these shares, 11,133,200 were issued to directors and officers of the Company. 18,516,037 were issued to independent investors. 872,375 were issued for mining expenses (Note 5). 948,604 were issued for investor relation expenses. 200,000 were issued for debt settlement. 20,184,093 were issued for debenture and interest conversion (Note 6). 1,028,113 were issued for exercise of warrants attached to convertible debentures (Note 6). 2,000,000 were issued for a mining option settlement (Note 5). As of June 30, 2013, the Company has issued 20,000,000 preferred shares to a director of the Company. The preferred shares have a par value of $0.001 per share and are convertible on a one for one basis into common shares subject to a one year hold period expiring on October 24, 2013. There are no other preferential rights attached to the preferred shares. The Company has no stock option plan, warrants or other dilutive securities, other than warrants issued to acquire 4,172,973 shares of the Company regarding convertible promissory notes (Note 7).

As per management agreements, the Company is obligated to issue 300,000 common shares to two directors by April 27, 2014 provided that they continue to serve as members to the Company’s board of directors. 300,000 common shares were issued to the two directors on April 27, 2011, April 27, 2012 and April 29, 2013 respectively.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through June 30, 2013 of $9,777,033 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $1,283,428 and $721,933 during the years ended June 30, 2013 and 2012, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2013. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2013, June 30, 2012, June 30, 2011, June 30, 2010 and June 30, 2009 are still open for examination by the Internal Revenue Service (IRS).

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

4. Provision for Income Taxes - Continued

	2013
	Amount	Tax Effect (35%)

Net operating losses	$5,038,309	$1,763,408

Shares issued for consulting fees, mining expenses, investor relation and director fees	(433,000)	(151,550)
Accretion of beneficial conversion feature	(2,061,755)	(721,614)
Gain on derivative liability	1,123,384	393,184

Total	3,666,938	1,283,428

Valuation allowance	(3,666,938)	(1,283,428)

Net deferred tax asset (liability)	$-	$-

	2012
	Amount	Tax Effect (35%)

Net operating losses	$2,390,439	$836,654
Shares issued for consulting fees and director fees	(368,000)	(128,800)
Accretion of beneficial conversion feature	(1,860,980)	(651,343)
Gain on derivative liability	1,901,205	665,422

Total	2,062,664	721,933

Valuation allowance	(2,062,664)	(721,933)

Net deferred tax asset (liability)	$-	$-

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

In consideration for the Assignment, the Company agreed to pay US$90,000 by way of cash or stock of equal value (consisting of amounts previously paid by the Assignor pursuant to the Option Agreement). The full $90,000 (consisting of option payments ‘i’ and ‘vi’ below) was expensed and included in the December 31, 2011 accounts payable balance. The Option shall be in good standing and exercisable by the Company by paying the following amounts on or before the dates specified in the following schedule:

i. )	CDN $40,000 (paid) upon execution of the agreement;

ii. )	CDN $60,000 (paid) on or before January 1, 2012;

iii. )	CDN $100,000 on or before January 1, 2013 (amended);

iv. )	CDN $300,000 on or before January 1, 2014; and

v. )	Paying all such property payments as may be required to maintain the mineral permits in good standing.

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

5. Mineral Property Costs - Continued

On December 31, 2012, the Company entered into an agreement to amend the original payment requirement of CDN$100,000 due on January 1, 2013 to the following payments: CDN $20,000 (paid) cash payment due on January 1, 2013 and CDN $80,000 by a 15% one year promissory note starting January 1, 2013. The promissory note is interest free until March 31, 2013. After then, interest will accrue on the principal balance then in arrears at the rate of 15% per annum. No payments shall be payable until December 31, 2013. At any time, the Optionor may elect to convert the remaining balance of CDN $80,000 plus accrued interest into common shares of the Company at 75% of the closing market price of the Company’s common shares on the election day. The full $100,000 (consisting of cash payment of $20,000 and note payable of $80,000) was expensed. The note is subject to be measured at its fair value in accordance with ASC 480-10-25-14. The fair value at issuance was $106,667. An additional $26,667 was charged to mining expense. An interest expense of CDN$3,058 (US$2,899) was accrued as at June 30, 2013. On July 3, 2013, the Optionor elected to convert the promissory note of CDN $80,000 (US $75,844) plus accrued interest of CDN $3,058 (US $2,899) for the total amount of CDN $83,058 (US $78,743) into 954,461 common shares of the Company at a price of US $0.0825 per share. As a result, a foreign exchange gain of $4,315 was recognized as at June 30, 2013.

Glottech Technology

On March 17, 2011 and subsequently amended on November 18, 2011, the Company entered into a letter agreement to acquire one initial unit of proprietary and patented mechanical ultrasound technology for use in water purification, inclusive of its process of separating from water, as the primary fluid stock, the salt and other minerals and by-products contained therein, with Glottech – USA.

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
June 30, 2013 and 2012

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

On October 1, 2012, the Company entered into a sales agency agreement with GD International. The agreement shall replace all agreements entered previously. Pursuant to the agreement, the Company is appointed as GD International’s sales agent for the technology within the territory. As a consideration, 2,000,000 common shares of the Company shall be issued to GD International (issued: see d) above). GD International retains all right, title and interest in the technology. The term of this agreement will be an initial period of five years. The term shall be automatically renewable thereafter for successive five year periods provided that the Company has sold not less than 25 or more technology units during each applicable five year period.

On May 2, 2013, the Company entered into an agreement to retain the future use of the unit. Pursuant to the agreement, the Company must make the following payments:

a)	US$20,000 within three days of execution of the agreement (paid);
b)	US$30,000 within three days upon the testing of the unit has been successfully completed.

6. Convertible Debentures

On June 29, 2011, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate face amount of $1,500,000. The debenture is due on December 28, 2012 and carries an interest rate of 12% per annum, with an effective interest rate of 680.71% . The debenture is convertible at the lower of $0.83 and 55% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The convertible loan has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible debenture as a standalone instrument is to be measure at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $2,727,273. On November 22, 2011, $585,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.2925 per share in accordance with the terms of the agreement. On April 18, 2012, $215,000 in face value of the debenture was converted to 610,795 common shares at a price of $0.352 per share in accordance with the terms of the agreement. On July 10, 2012, $270,000 in face value of the debenture was converted to 1,402,597 common shares at a price of $0.1925 per share in accordance with the terms of the agreement. On August 21, 2012, $130,000 in face value of the debenture was converted to 815,047 common shares at a price of $0.1595 per share in accordance with the terms of the agreement. On September 17, 2012, $200,000 in face value of the debenture was converted to 1,581,028 common shares at a price of $0.1265 per share in accordance with the terms of the agreement. On November 22, 2012, $100,000 in face value of the debenture was converted to 854,701 common shares at a price of $0.117 per share in accordance with the terms of the agreement. During the period ended December 31, 2012, an interest expense of $12,380 was accrued. On July 10, 2012, accrued interest of $19,600 on the debenture was converted to 101,818 common shares at the same rate used for conversion of principal. On November 22, 2012, accrued interest of $11,053 on the debenture was converted to 94,470 common share at the same rate used for conversion of principal. All principal has been converted as of June 30, 2013.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

6. Convertible Debentures - Continued

On May 15, 2012, the Company entered into another securities purchase agreement with the same investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate face value of $1,680,000, at an original issuance discount of $180,000; resulting in $1,500,000 net proceeds to the Company. The debenture is due on May 15, 2013 and carries no interest, with an effective interest rate of 561.35% . The debenture is convertible at the lower of $0.45 and 65% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The debenture is also subject to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $2,584,615. On February 19, 2013, $154,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.077 per share in accordance with the terms of the agreement. On March 8, 2013, $154,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.077 per share in accordance with the terms of the agreement. On March 15, 2013, $190,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.095 per share in accordance with the terms of the agreement. On April 23, 2013, $161,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.0805 per share in accordance with the terms of the agreement. On May 13, 2013, $150,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.075 per share in accordance with the terms of the agreement. On May 30, 2013, $180,000 in face value of the debenture was converted to 2,400,000 common shares at a price of $0.075 per share in accordance with the terms of the agreement. The debenture was extended for 12 months and will expire on May 15, 2014. As of June 30, 2013, the debenture has a remaining balance of $1,063,077 in fair value ($691,000 in face value).

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
  Volatility – 274%

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

6. Convertible Debentures - Continued

On January 25, 2013, 5,140,562 warrants were exercised for 1,028,113 common shares of the Company at a deemed price of $0.25 in accordance with the terms of the agreement. A gain of $886,759 was recorded when the warrants were valued prior to the warrants exercise. As of June 30, 2013, all the warrants issued prior to June 30, 2012 have been exercised.

The corresponding debt discount of the debentures were accreted to interest expense over the terms of debentures of 18 months and 12 months respectively. During the year ended June 30, 2013, an accretion of $1,103,487 was recognized as interest expense.

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2011	1,204,819	$0.913	5 years
Warrants issued	3,935,743	$0.521	4.75 years
Exercised	-	$-	-
Cancelled	-	$-	-
Expired	-	$-	-
Balance, June 30, 2012	5,140,562	$0.613	4.57 years
Warrants issued (Note 7)	5,133,750	$0.180	4.71 years
Exercised	(5,140,562)	$0.250	-
Cancelled	-	$-	-
Expired	-	$-	-
Exercise price revised	-	$0.200	-
Balance, June 30, 2013	5,133,750	$0.180	4.71 years

7. Convertible Promissory Notes

On February 13, 2013, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $1,100,000, at an issuance discount of $100,000; resulting in $1,000,000 net proceeds to the Company. On February 13, 2013, $100,000 net proceeds were received with an issuance discount of $10,000 for an aggregate face value of $110,000. On April 24, 2013, $50,000 net proceeds were received with an issuance discount of $5,000 for an aggregate face value of $55,000. On June 4, 2013, $50,000 net proceeds were received with an issuance discount of $5,000 for an aggregate face value of $55,000. On June 27, 2013, $50,000 net proceeds were received with an issuance discount of $5,000 for an aggregate face value of $55,000. As of June 30, 2013, total net proceeds of $250,000 were received with an issuance discount of $25,000 for an aggregate face value of $275,000. There is no guarantee the investor will make additional payments. The note of $275,000 is due on February 13, 2016 and carries a one time interest rate of 5% over the term of note, with an effective interest rate of 171.61% . The note is convertible at the lower of $0.25 and 70% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $392,857. During the year ended June 30, 2013, an interest expense of $938 was accrued.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

7. Convertible Promissory Notes - Continued

Effective March 1, 2013, the Company entered into another securities purchase agreement with another investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $672,000, at an issuance discount of $72,000; resulting in $600,000 net proceeds to the Company.

On March 1, 2013, $150,000 net proceeds were received with an issuance discount of $18,000 for an aggregate face value of $168,000. The note of $168,000 is due on March 1, 2014 and carries no interest, with an effective interest rate of 561.36% . The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on March 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $336,000.

On April 1, 2013, an additional $150,000 of net proceeds were received with an issuance discount of $18,000 for an aggregate face value of $168,000. The note of $168,000 is due on April 1, 2014 and carries no interest, with an effective interest rate of 561.36% . The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on March 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $336,000.

On May 1, 2013, an additional $100,000 of net proceeds were received with an issuance discount of $12,000 for an aggregate face value of $112,000. The note of $112,000 is due on May 1, 2014 and carries no interest, with an effective interest rate of 561.36% . The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on March 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $224,000.

On June 1, 2013, an additional $100,000 of net proceeds were received with an issuance discount of $12,000 for an aggregate face value of $112,000. The note of $112,000 is due on June 1, 2014 and carries no interest, with an effective interest rate of 561.36% . The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on March 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $224,000.

Pursuant to the agreement, the final tranche of $100,000 net proceeds was received in July 2013.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

7. Convertible Promissory Notes - Continued

The Company issued warrants to acquire a 540,540 shares of the Company at an exercise price of $0.185 expiring February 13, 2018, 263,158 shares of the Company at an exercise price of $0.190 expiring April 24, 2018, 297,619 shares of the Company at an exercise price of $0.168 expiring June 4, 2018, and 400,000 shares of the Company at an exercise price of $0.125 expiring June 27, 2018 respectively. Along with the promissory note issued on March 1, 2013, the Company issued warrants to acquire a total of 3,632,433 shares of the Company for a period of five years at an exercise price of $0.185.

The warrants bear a cashless exercise provision. The warrants also include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock, which provision resulted in derivative liability treatment under ASC topic 815-10-55. Fair values at issuance totaled $94,594, $1,126,054, $50,000, $50,595 and $48,000 for warrants issued on February 13, 2013, March 1, 2013, April 24, 2013, June 4, 2013 and June 27, 2013 respectively.

The Company used the Lattice Model for valuing warrants using the following assumptions:

  Risk-free interest rates: 0.70% - 1.38%
  Term: 5 years
  Dividend yield: 0%
  Underlying stock prices: $0.12 - $0.31
  Volatilities: 485% - 489%

At June 30, 2013, the warrants were valued at $513,375 resulting in a loss of $855,868 in the year ended June 30, 2013. The corresponding debt discount of the promissory notes was accreted to interest expenses over the terms of notes of 3 years and 1 year respectively. During the year ended June 30, 2013, an accretion of $37,610 was recognized as interest expense.

8. Related Party Transactions

During the year ended June 30, 2013, the Company incurred consulting fees of $88,667 (2012 - $81,000) with directors and officers.

During the year ended June 30, 2013, the Company incurred director fees of $54,000 (2012 - $318,000) with directors.

As of June 30, 2013, the Company was obligated to a director for a non-interest bearing demand loan with a balance of $45,332 (2012 - $45,332). The Company plans to pay the loan back as cash flows become available.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

9. Investment

During the year ended June 30, 2012, the Company paid US$197,393 (CDN $200,000) in consideration for 800,000 shares of First Reef Energy Inc. These shares were classified as available-for-sale securities and are valued using Level 3 inputs in the fair value hierarchy.

During the year ended June 30, 2013 the Company received beneficial geological information related to its own property and charged the $197,393 to mining expense.

10. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2013, the Company had a working capital deficiency of $1,465,854 and an accumulated deficit of $33,457,240. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

On May 1, 2012, the Company entered into an employment agreement with an officer. Commencing on May 1, 2012, the officer will be employed for 12 months ending on May 1, 2013. Pursuant to the agreement, annual salary of US$100,000 is payable monthly or in more frequent installments in cash. On May 1, 2012, the officer received 26,041 common shares of the Company at a market price of $0.96 per share for a total of $25,000 as a signing bonus (Note 3). The agreement expired on May 1, 2013.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

11. Commitments - Continued

Consulting Agreements

On January 12, 2012, the Company entered into two consulting agreements with consultants to provide services as members of the Board of Directors in regards to the Company’s management and operations. The compensation for the services to be provided by each consultant will be 150,000 shares of the Company’s common stock issuable at the beginning of each year from an effective date of April 27, 2011 to April 27, 2014, of which 150,000 shares have already been issued to each consultant in each of their first, second and third years of service (Note 3).

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

11. Commitments - Continued

On May 1, 2013, the Company entered into an agreement with a consultant to provide consulting services in regards to the Company’s operation. Pursuant to the agreement, the consultant will receive $8,333.33 per month in cash and/or common shares of the Company starting from May 1, 2013 and will continue for a period of eight months.

On June 3, 2013, the Company entered into an agreement with a consultant to provide consulting services of internship-market research and financial modeling. Pursuant to the agreement, the consultant will receive $2,000 per month in cash for two months starting June 3, 2013.

12. Subsequent Events

Acquisition of Blue Tap Resources

On June 11, 2013, the Company entered into a letter of intent for the acquisition of Blue Tap Resources (“Blue Tap”).

Pursuant to the agreement, the Company will purchase not less than 51% of the issued and outstanding securities of Blue Tap. This purchase will be undertaken initially by the making available of $150,000 CDN to be used by Blue Tap, under the Company’s fund control and supervision, for the purposes of carrying out the required step to obtain approval for, and the return of, the facility to active operation as a water disposal facility. The Company will agree to make available an additional $150,000 CDN to be applied toward liability security deposits required under the Alberta Regulatory Framework at the time which it is required. The first two payments of $150,000 to Blue Tap for the aggregate of $300,000 shall be considered a bridge loan, with such terms and repayment provisions to be specified in the Transaction Agreement, until and unless the following conditions are satisfied for the funding of the additional $150,000. Provided that initial efforts to return the facility to revenue producing status are successful and efforts toward obtaining approvals to move the facility to Class 1A waste designation are ongoing with progress satisfactory to the Company, an additional $150,000 CDN will be made available for purposes of continued facility development. Upon funding of $450,000 CDN under the preceding terms, the Company shall be considered to have purchased a 51% equity interest in Blue Tap. At that point the Company has an option to purchase an additional 9% of Blue Tap for $100,000 CDN (in shares and/or cash) and shall be considered to have purchased 60% of the fully diluted equity interests of Blue Tap.

Closing of the transaction was subject to a number of conditions. The parties negotiated the definitive terms of the Transaction Agreement, acting reasonably and in good faith, with a view to executing the agreement on or before September 1, 2013, whereafter the letter agreement shall terminate and be of no further force or effect.

In the event that the transaction was completed as a result of any failure or breach by the Company, the Company agreed to pay Blue Tap an amount of $25,000 CDN in consideration of its efforts.

As of June 30, 2013, CDN $10,000 (US $10,170) was paid by the Company as a deposit.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

12. Subsequent Events - Continued

On July 29, 2013, in anticipation of the completion of a formal agreement with Blue Tap embodying the terms of the LOI, the Company entered into a Convertible Debenture Agreement (the “Debenture”) with Blue Tap pursuant to which the Company has agreed to deliver to Blue Tap up to CDN$300,000 (approximately USD$291,000) payable in two installments of CDN$150,000 deliverable respectively upon execution of the Debenture, and within 5 business days following receipt of regulatory approval for the reactivation of Blue Tap’s waste water disposal facility. Delivery of the first installment of CDN$150,000 has been satisfied. The funds advanced shall be secured against all present and future assets and undertakings of Blue Tap and shall be convertible at the Company’s option into a number of common shares of Blue Tap equal to 51% of its issued and outstanding voting stock. In the event that the Company does not acquire a 51% interest in Blue Tap, the principal amount of the Debenture shall be payable in full by July 30, 2014. The principal amount will bear no interest until maturity, whereafter it will bear interest of 8% per annum.

Issuances of common shares

On July 1, 2013, the Company issued 80,000 common shares at the closing market price of $0.10 per share for consulting fees.

On July 1, 2013, the Company issued 37,594 common shares at the weighted average price of $0.133 per share for consulting fees.

On July 3, 2013, the Company issued 954,461 common shares at a deemed price of $0.0825 per share for debt conversion.

On July 9, 2013, the Company issued 2,000,000 common shares at a deemed price of $0.045 per share for debt conversion.

On July 15, 2013, the Company issued 181,818 common shares at a market price of $0.11 per share for consulting fees.

On July 15, 2013, the Company issued 54,545 common shares at a market price of $0.11 per share for consulting fees.

On August 2, 2013, the Company issued 46,997 common shares at a market price of $0.1454 per share for consulting fees.

On August 13, 2013, the Company issued 1,585,714 common shares at a market price of $0.073500 per share for debt conversion.

On August 14, 2013, the Company issued 844,300 common shares at a market price of $0.0525 per share for debt conversion.

On August 15, 2013, the Company issued 28,736 common shares at a market price of $0.2088 per share for consulting fees.

On September 6, 2013, the Company issued 2,375,052 common shares at a market price of $0.045 per share for debt conversion.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

12. Subsequent Events - Continued

Amendment of convertible debenture

On July 23, 2013, the Company entered into an agreement to amend the terms of the debenture that was originally issued at May 15, 2012. The maturity date of the debenture was extended for 12 months until May 15, 2014.

8/21/2013

The Company entered into a letter of intent with Tero Oilfield Services Ltd. (“Tero”), a private company, pursuant to which Tero agreed to sell to the Company 75% of the issued and outstanding common shares of Tero (“Acquisition”) in exchange for an aggregate of $1,500,000, comprised of:

	º	a non-refundable cash deposit of $50,000 to the shareholder of Tero within 10 days of entering the LOI.

	º	a payment of $950,000 in cash at the earlier of closing or December 1, 2013 to the shareholder of Tero

º

a secured convertible debenture to the shareholder of Tero in the amount of $500,000 payable on December 1, 2014 (the “Debenture”). The Debenture shall be convertible into common shares at a price determined by the Company and Tero prior to close of the Acquisition.

In connection with the LOI and the Acquisition, the Company shall loan $500,000 to Tero for the settlement of debt owed to Smith Group Holdings Inc.

9/13/2013

The Company entered into a securities purchase agreement with JDF pursuant to which JDF has agreed to provide the Company with an aggregate investment of $500,000 in consideration of the Company’s issuance of convertible promissory notes and common share purchase warrants.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

12. Subsequent Events - Continued

9/16/2013

JDF funded a first installment of $250,000 in consideration of a secured convertible promissory note in the amount of $306,250, being $250,000 and 18 months prepaid interest at 15%. The note has a maturity date of 18 months from September 16, 2013. As additional consideration, the Company also issued to JDF 3.125.500 warrants with each warrant exercisable for the purchase of one common share for a period of five years. The exercise price will be $0.07 per share, subject to anti-dilution adjustment. JDF may, in the alternative, exercise the warrants on a cashless basis in the event the shares underlying the warrants are not registered in a registration statement within six months of the securities purchase agreement. The cashless exercise price will be the quotient obtained by dividing [(A-B) (X)] by (A), where:

(A)	= the volume weighted average price on the trading day immediately preceding the date on which JDF elects to exercise the warrant by means of a cashless exercise;

(B)	= the cash exercise price ($0.07), as adjusted for anti-dilution; and

(X)	= the number of warrant shares that would be issuable upon exercise of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise.

The Company issued the warrants in reliance on the exemption from registration for accredited investors contained in Rule 506 of Regulation D of the Securities Act of 1933.

The second $250,000 installment of the financing is payable by October 15, 2013, whereupon the Company will issue a second convertible promissory note upon the same terms. Additional warrants with an aggregate exercise price of $250,000 will also be issued with the number of underlying shares to be based on the lowest closing price of the Company’s common shares in the 20 trading days preceding the October 15, 2013 closing.

Once issued, each convertible promissory note will be convertible in whole or in part at JDF’s option before or after maturity into shares of the Company’s common stock at a conversion price equal to a 50% discount to the lowest closing price of the Company’s common shares in the 20 trading days preceding (i) the date of the purchase agreement; or (ii) the conversion date. Notwithstanding the conversion right, JDF will not be entitled to hold in excess of 9.99 percent of the Company’s issued and outstanding common shares at any time.

JDF will have the option during the 18 month period following September 13, 2013 to purchase additional convertible notes upon the same terms and conditions for up $1,500,000 in additional financing.

The Company has evaluated subsequent events from July 1, 2013 through the date of this report, and determined there are no other items to disclose.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

13. Restatement of June 30, 2012 Financial Statement

Subsequent to the issuance of the June 30, 2012 financial statements, management determined that convertible debentures had not been properly valued. The financial statements have been revised to accurately record the transaction. Accordingly, the balance sheet as of June 30, 2012 and the statement of changes in stockholders’ equity (deficit) have been revised as follows:

	As Previously
Effect of corrections	Reported	As Restated	Adjustment

BALANCE SHEET
At June 30, 2012
LIABILITIES
Convertible debentures	1,573,743	119,198	(1,454,545)

STOCKHOLDERS’ EQUITY
Additional paid-in capital	26,752,229	27,406,774	654,545
Deficit accumulated during the exploration stage	(29,218,931)	(28,418,931)	800,000

STATEMENT OF OPERATIONS
Year ended June 30, 2012
Interest expense	(3,733,671)	(1,860,980)	1,872,691
Gain on derivative liability	2,973,896	1,901,205	(1,072,691)
Net loss for the year	(3,190,439)	(2,390,439)	800,000
Basic and diluted loss per share	$(0.06)	$(0.04)	$0.02

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
At June 30, 2012
Additional paid-in capital	26,752,229	27,406,774	654,545
Net loss for the year	(3,190,439)	(2,390,439)	800,000
Deficit accumulated during the exploration stage	(29,218,931)	(28,418,931)	800,000

STATEMENT OF CASH FLOWS
Year ended June 30, 2012
Net loss for the year	(3,190,439)	(2,390,439)	800,000
Interest expense	3,733,671	1,860,980	(1,872,691)
Gain on derivative liability	(2,973,896)	(1,901,205)	1,072,691

14. Reclassifications

Certain items on the 2012 financial statements have been reclassified to conform to the 2013 presentation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) Previous independent registered public accounting firm

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

the scope of the audit should be expanded significantly, or information has come to the attention of CVB that they have concluded will, or if further investigated, might materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended June 30, 2012.

(b) New independent registered public accounting firm

On or about August 1, 2012, we engaged Anderson Bradshaw as our principal accountant to audit our financial statements as successor to CVB. During our two most recent fiscal years or subsequent interim period, we have not consulted with the entity of Anderson Bradshaw regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did the entity of Anderson Bradshaw provide advice to our company, either written or oral, that was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, during our two most recent fiscal years or subsequent interim period, we have not consulted the entity of Anderson Bradshaw on any matter that was the subject of a disagreement or a reportable event.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.

Our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) and our chief financial officer (principal accounting officer and principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2013, our company’s internal control over financial reporting was not effective based on present company activity. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed
Alexander Walsh	President, Chief Executive Officer and Director	33	November 4, 2010
Jonathan Jazwinski	Director	32	January 21, 2011
Brandon Colker	Director	41	January 21, 2011
Alexander Koretsky	Chief Operating Officer	42	May 1, 2012
Bryan A. Kleinlein	Chief Financial Officer	40	May 15, 2012

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

Alexander Walsh, President, Chief Executive Officer, Secretary, Treasurer and Director

Mr. Walsh was appointed president, chief executive officer, secretary, treasurer, and director of our company in November 2010. From May 2008 to November of 2010, Alex Walsh was a management consultant at AW Enterprises, LLC. AW Enterprises was established as a management consulting firm assisting small and middle market businesses in expanding their revenue and profits through strategic partnerships. Mr. Walsh’s efforts included strategic planning for companies looking to raise capital and assisting clients with forming strategic partnerships that could increase their revenue and profits. From May 2006 to May 2008, Mr. Walsh was a small business consultant and managing partner for Business Strategies Group. Business Strategies Group is a highly specialized team focusing on providing employee benefits, retirement programs, and insurance products to small and middle market companies.

Mr.Walsh attended DePauw University in Greencastle, Indiana where he majored in economics and management.

Mr. Walsh was chosen as one of our directors due to his background in venture capital, investor relations and corporate development.

Bryan Kleinlein, Chief Financial Officer

Bryan Kleinlein was appointed chief financial officer on May 15, 2012. Mr. Kleinlein is a consultant to our company who is serving as our chief financial officer. Mr. Kleinlein has over 15 years of finance and treasury experience with a specialty in global business. Mr. Kleinlein has been responsible for managing $1 billion of global capital expenditures as well as leading strategic financial planning, analysis and international expansion efforts of other multi-national companies. From 2006 to 2011, Mr. Kleinlein was director of International Finance and Treasury for FreeLife International, Inc in Phoenix, Arizona.

Mr. Kleinlein holds an MBA from Thunderbird – School of Global Management. He acquired his Bachelors in Finance from Illinois State University, where he received scholastic and athletic honors.

Alexander Koretsky, Chief Operating Officer

Alexander Koretsky was appointed our chief operating officer on May 1, 2012. Mr. Koretsky is a business executive with experience in planning and launching various ventures. His expertise includes business development, strategic alliances, multi-disciplinary team management and project delivery. From January 2005 to November 2008, Mr. Koretsky was director of strategy for TCS Bank (Moscow, Russia). From March 2009 to November 2009, Mr. Koretsky was marketing director at StreamLogic in Los Altos, California. From November of 2009 to April of 2011, Mr. Koretsky was a managing director at Sustainable Venture Capital in Walnut Creek, CA. Mr. Koretsky was also a consultant to our company from July of 2011 to December of 2011 assisting management in various strategic matters.

Mr. Koretsky is a graduate of USC's Marshall School of Business with a Bachelor's Degree in Business Administration. He was born in California and is fluent in Russian having lived for many years in both St. Petersburg and Moscow.

Jonathan Jazwinski, Director.

Mr. Jazwinski was appointed a director in January 2011. Mr. Jazwinski has a Bachelor of Science in Mining Engineering from the University of Arizona (graduated in 2004) and an MBA from the University of Phoenix (graduated in 2009). He began his career with SRK Consulting (from August 2004 to May 2005) working as a field engineer on BHP Billiton’s San Manuel Mine Closure Project. This project remains one of the largest, most comprehensive mine closures and environmental remediations to date. He managed environmental QA/QC testing and construction/demolition documentation.

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

Brandon Colker, Director.

Mr. Colker became a director in January 2011. Brandon Colker is the chief executive officer of Sustainable Venture Capital, a company involved in private financial funding. Mr. Colker has been involved in real estate and corporate finance throughout his career. In 2002, Mr. Colker founded Meridian Capital and ran that operation until 2008. In 2008 he formed CFT Capital as a real estate and project financing entity and in 2009 he formed Sustainable Venture Capital focusing efforts on capital financing for sustainable technologies.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2013, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Alexander Walsh(1)	3	11	Nil
Brian Kleinlein(1)(2)	5	15	Nil
Jonathan Jazwinski(1)	1	1	Nil
Alexander Koretsky(1)(2)	2	2	2
Brandon Colker(1)	1	1	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement of Changes of Beneficial Ownership of Securities.
(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

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

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Walsh(1) President, Chief Executive Officer and Director	2013 2012	120,000 120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	120,000 120,000
Bryan A. Kleinlein(2) Chief Financial Officer	2013 2012	81,000 6,000	Nil 25,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	81,000 31,000
Alexander Koretsky(3) Chief Operating Officer	2013 2012	83,333.40 20,000	Nil 25,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	83,333.40 45,000

(1)	Alexander Walsh was appointed president, chief executive officer, chief financial officer and director on November 4, 2010.
(2)	Bryan A. Kleinlein was appointed Chief Financial Officer on May 15, 2012.
(3)	Alexander Koretsky was appointed Chief Operating Officer on May 1, 2012.

Stock Options/SAR Grants

During the period from inception to June 30, 2013, we did not grant any stock options to our executive officers

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2013 or June 30, 2012 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2013.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We paid $54,000 in directors fees in our fiscal year ending June 30, 2013 and $318,000 in directors fees in our fiscal year ending June 30, 2012.

We have no formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Also on January 12, 2012, we entered into consulting agreements, effective April 27, 2011, with Brandon Colker and Jonathan Jazwinski, both directors of our company, to provide services on behalf of our company. Pursuant to the terms of the consulting agreements, Mr. Colker and Mr. Jazwinski will receive compensation payable in 150,000 shares of our company's common stock issuable at the beginning of every year served during the term of their agreements. The consulting agreements will terminate on April 27, 2014.

Effective March 15, 2013, we entered into a consulting agreement with International Compass, LLC for the services of Bryan Kleinlein as chief financial officer of our company. The term of the agreement is six months. As compensation, our company has agreed to pay to International Compass $12,000 per month during the term payable in cash or common shares registered on Form S-8. The value of the shares of our company issued as compensation, if any, shall be based on the weighted average trading price of the shares of our company in the five trading days immediately preceding the date(s) which the shares are due. Mr. Kleinlein was first appointed as our chief financial officer on May 15, 2012. The March 15, 2013 consulting agreement with International Compass replaces and supersedes our agreement with Mr. Kleinlein dated May 15, 2012 which was disclosed in our report on Form 8-K filed on June 8, 2012.

On May 1, 2013, we entered into a consulting agreement with Alexander Koretsky whereby, Mr. Koretsky has agreed to provide consulting duties and services in the capacity as chief operating officer of our company and any other consulting duties and services as may be requested by our company. As compensation, our company has agreed to pay to Mr. Koretsky a salary of $8,333.33 per month in cash, common shares of our company, or in both cash and common shares of our company, at the sole discretion of our company.

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

The following table sets forth, as of September 25, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Class
Alexander Walsh 320 E. Fairmont Dr., Tempe, AZ, 85282	23,000,000 common(2)	36.47%
Jonathan Jazwinski 3200 North Hayden Road, Suite 235 Scottsdale, AZ, 85251	450,000 common	*
Brandon Colker 3200 North Hayden Road, Suite 235 Scottsdale, AZ, 85251	150,000 common	*
Alexander Koretsky 3200 North Hayden Road, Suite 235 Scottsdale, AZ, 85251	Nil	*
Bryan A. Kleinlein 3200 North Hayden Road, Suite 235 Scottsdale, AZ, 85251	28,736 common	*
All Officers and Directors As a Group	23,628,736 common(2)	37.46%
*represents an amount less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 25, 2013. As of September 25, 2013, there were 63,071,639 shares of our company’s common stock issued and outstanding.

(2)	Includes 20,000,000 shares of preferred stock convertible to common shares, beginning October 24, 2013.

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

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2013 and for fiscal year ended June 30, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30
	2013 ($)	2012 ($)
Audit Fees	47,500	24,900
Audit Related Fees	Nil	Nil
Tax Fees	1,800	550
All Other Fees	Nil	Nil
Total	49,300	25,450

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditor’s independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)
3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8-K/A filed on April 23, 2009)
3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)
(10)	Material Contracts
10.1	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011)
10.2	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011)
10.3	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.4	Registration Rights Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.5	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.6	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.7	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

Exhibit	Description
Number
10.8	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.9	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)
10.10	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)
10.11	Letter Agreement between our company and Glottech-USA, LLC dated November 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 21, 2011)
10.12	Employment Agreement between our company and Alexander Walsh dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)
10.13	Consulting Agreement between our company and Brandon Colker dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)
10.14	Consulting Agreement between our company and Jonathan Jazwinski dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)
10.15	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
10.16	Debenture between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
10.17	Debenture between our company and Hagen Investments Ltd. dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 18, 2012)
10.18	Option Agreement between our company and GD Glottech International, Limited dated August 14, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)
10.19	Amendment Agreement between our company and Hagen Investments Ltd. dated September 17, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 18, 2012)
10.20	License Agreement between our company and GD Glottech-International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)
10.21	Sales Agreement between our company and GD Glottech International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)
10.22	Certificate of Designation, Series A Preferred Convertible Stock (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)
10.23	Share Exchange Agreement between our company and Alexander Walsh dated October 18, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)
10.24	Amending Agreement with Golden Virtue Resources Inc. dated December 31, 2012 (incorporated by reference to our Current Report on Form 8-K filed on July 9, 2013)
10.25	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)

Exhibit	Description
Number
10.26	Securities Purchase Agreement between our company and JDF Capital Inc. dated February 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 25, 2013)
10.27	Rule 10b5-1 Sales Plan, Client Representations, and Sales Instructions (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2013)
10.28	Letter of Agreement with Blue Tap Resources Dated June 11, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 14, 2013)
10.29	Consulting Agreement with Alexander Koretsky dated May 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 12, 2013)
10.30	Convertible Debenture Agreement with Blue Tap Resources dated July 29, 2013 (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2013)
10.31	Joint Venture Agreement with Blue Tap dated August 1, 2013 (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2013)
10.32	Letter of Intent with Tero Oilfield Services Ltd. dated August 21, 2013 (incorporated by reference to our Current Report on Form 8-K filed on August 23, 2013)
10.33	Securities Purchase Agreement dated as of September 13, 2013 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on September 27, 2013)
10.34	Form of Convertible Promissory Note (incorporated by reference to our Current Report on Form 8-K filed on September 27, 2013)
10.35	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8- K filed on September 27, 2013)
10.36	Consulting Agreement with International Compass, LLC dated effective September 15, 2013 (incorporated by reference to our Current Report on Form 8-K filed on September 19, 2013)
(21)	Subsidiaries of the Registrant
21.1	1617437 Alberta Ltd., an Alberta corporation (wholly-owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

Exhibit	Description
Number
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

LITHIUM EXPLORATION GROUP, INC.

Date: October 2, 2013	/s/ Alexander Walsh
Alexander Walsh
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: October 2, 2013	/s/ Bryan A. Kleinlein
Bryan A. Kleinlein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 2, 2013	/s/ Alexander Walsh
Alexander Walsh
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: October 2, 2013	/s/ Jonathan Jazwinski
Jonathan Jazwinski
Director

Date: October 2, 2013	/s/ Brandon Colker
Brandon Colker
Director