Form 10-Q
period 2013-09-30
Lithium Exploration Group, Inc.
filed 2013-11-14
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 91,403,962 common shares issued and outstanding as of November 14, 2013.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated unaudited interim financial statements for the three month period ended September 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LITHIUM EXPLORATION GROUP, INC.
(An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	September 30,	June 30,
	2013	2013
	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$119,458	$248,624
Prepaid expenses	41,610	44,022
Total current assets	161,068	292,646

Deposit on Blue Tap (Note 11)	305,078	10,170
Deposit on Tero Oilfield Services Ltd. (Note 10)	48,832	-

Total Assets	$514,978	$302,816

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,744	$2,928
Note payable convertible (Note 5)	-	105,410
Derivative liability – convertible promissory notes (Note 7)	476,585	513,375
Due to related party (Note 8)	45,332	45,332
Convertible debentures (Note 6)	759,499	1,063,077
Convertible promissory notes
(net of discount of $2,067,989 and $1,475,247) (Note 7)	129,582	37,610
Accrued interest – convertible promissory notes (Note 7)	3,491	938

Total Current Liabilities	1,418,233	1,768,670

STOCKHOLDERS’ DEFICIT

Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 500,000,000 common shares, $0.001 par value

Issued and outstanding: 20,000,000 preferred shares (June 30, 2013 – 20,000,000)	20,000	20,000
65,981,081 common shares (June 30, 2013 – 54,882,422)	65,983	54,885
Additional paid-in capital	33,063,526	31,916,501
Deficit accumulated during the exploration stage	(34,052,764)	(33,457,240)
Total Stockholders’ Deficit	(903,255)	(1,465,854)

Total Liabilities and Stockholders’ Deficit	$514,978	$302,816

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative from
	Three Months		Inception
	Ended September 30,		(May 31, 2006) to
	2013	2012	September 30, 2013

Revenue	$-	$-	$-

Operating Expenses:
Advertising	7,256	39,652	222,355
Consulting fees (Notes 3 & 8)	132,400	87,989	938,997
Director fees (Note 3)	-	-	17,967,000
General and administrative	11,673	17,730	150,298
Investor relations (Note 3)	32,000	24,000	996,000
Management fees	-	-	45,000
Mining expenses (Notes 3 & 5)	10,128	34,321	8,220,322
Professional fees	47,401	93,031	818,039
Travel	6,520	13,689	131,711
Wages	48,443	75,355	556,395

Loss from operations	(295,821)	(385,767)	(30,046,117)

Other income (expenses)
Interest expense (Note 7)	(258,218)	(1,764,785)	(7,098,185)
Gain (Loss) on derivative liability (Note 7)	(41,485)	676,095	3,091,538

Loss before income taxes	(595,524)	(1,474,457)	(34,052,764)

Provision for Income Taxes (Note 4)	-	-	-

Net loss for the period	(595,524)	(1,474,457)	(34,052,764)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.03)

Weighted Average Number of Common Shares Outstanding	60,190,254	56,309,009

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)(Unaudited)
For the Period of Inception (May 31, 2006) to September 30, 2013

	Preferred Shares		Common Shares
						Deficit
						Accumulated
					Additional	During the
	Number of		Number of		Paid-in	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Inception – May 31, 2006	-	$-	-	$-	$-	$-	$-
Common shares issued to a founder at $0.01 cash per share, June 6, 2006	-	-	20,000,000	20,000	-	-	20,000
Loss for the period (Unaudited)	-	-	-	-	-	(2,687)	(2,687)

Balance – June 30, 2006 (Unaudited)	-	-	20,000,000	20,000	-	(2,687)	17,313
Common shares issued to founders at $0.01 per share, July 1, 2006	-	-	10,000,000	10,000	-	-	10,000
Common shares issued for cash at $0.04 per share, December 11, 2006	-	-	17,375,000	17,375	52,125	-	69,500
Loss for the year (Unaudited)	-	-	-	-	-	(59,320)	(59,320)

Balance – June 30, 2007 (Unaudited)	-	-	47,375,000	47,375	52,125	(62,007)	37,493
Loss for the year	-	-	-	-	-	(22,888)	(22,888)
Balance – June 30, 2008	-	-	47,375,000	47,375	52,125	(84,895)	14,605
Loss for the year	-	-	-	-	-	(31,624)	(31,624)
Balance – June 30, 2009	-	-	47,375,000	47,375	52,125	(116,519)	(17,019)
Loss for the year	-	-	-	-	-	(20,639)	(20,639)
Balance – June 30, 2010	-	-	47,375,000	47,375	52,125	(137,158)	(37,658)
Common shares issued for cash at $1.00 per share, January 27, 2011	-	-	250,000	250	249,750	-	250,000
Common shares issued for cash at $5.25 per share, April 28, 2011	-	-	190,476	191	999,809	-	1,000,000
Common shares issued for mining expenses and related finder’s fees	-	-	500,000	500	49,500	-	50,000

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)(Unaudited)
For the Period of Inception (May 31, 2006) to September 30, 2013

	Preferred Shares		Common Shares
						Deficit
						Accumulated
					Additional	During the
	Number of		Number of		Paid-in	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Common shares issued for settlement of mining expenses	-	-	200,000	200	739,800	-	740,000

Common shares issued for director fees	-	-	2,300,000	2,300	17,592,700	-	17,595,000

Common shares issued for investor relations	-	-	300,000	300	701,700	-	702,000

Options issued for mining expenses	-	-			4,940,000		4,940,000
Loss for the year	-	-	-	-	-	(25,891,334)	(25,891,334)
Balance – June 30, 2011	-	-	51,115,476	51,116	25,325,384	(26,028,492)	(651,992)

Common shares issued for consulting fees	-	-	366,364	366	367,634	-	368,000

Common shares issued for debt conversion	-	-	2,934,432	2,935	1,713,756	-	1,716,691

Loss for the year	-	-	-	-	-	(2,390,439)	(2,390,439)

Balance – June 30, 2012 (Restated)	-	-	54,416,272	54,417	27,406,774	(28,418,931)	(957,740)

Common shares issued for consulting fees	-	-	867,397	868	156,132	-	157,000

Common shares issued for director fees	-	-	300,000	300	53,700	-	54,000

Common shares issued for investor relations	-	-	648,604	649	131,351	-	132,000

Common shares issued for mining expenses	-	-	372,375	373	89,627	-	90,000

Common shares issued for debt conversion	-	-	17,249,661	17,250	2,807,670	-	2,824,920
Common shares issued for exercise of warrants	-	-	1,028,113	1,028	1,271,247	-	1,272,275
Common shares exchanged for preferred shares	20,000,000	20,000	(20,000,000)	(20,000)	-	-	-

Net loss for the year	-	-	-	-	-	(5,038,309)	(5,038,309)
Balance – June 30, 2013	20,000,000	20,000	54,882,422	54,885	31,916,501	(33,457,240)	(1,465,854)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)(Unaudited)
For the Period of Inception (May 31, 2006) to September 30, 2013

	Preferred Shares		Common Shares
						Deficit
						Accumulated
					Additional	During the
	Number of		Number of		Paid-in	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Common shares issued for consulting fees	-	-	645,415	645	81,522	-	82,167

Common shares issued for debt conversion	-	-	6,784,475	6,784	565,897	-	572,681
Common shares issued for exercise of warrants	-	-	3,668,769	3,669	499,606	-	503,275

Net loss for the period	-	-	-	-	-	(595,524)	(595,524)

Balance – September 30, 2013	20,000,000	$20,000	65,981,081 $	65,983	$33,063,526	$(34,052,764)	$(903,255)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative from
	Three Months	Three Months	Inception (May 31,
	Ended	Ended	2006) to September 30,
	September 30, 2013	September 30, 2012	2013

Cash Flows from Operating Activities
Net loss for the period	$(595,524)	$(1,474,457)	$(34,052,764)
Items not affecting cash:
Common shares issued for mining expenses and related finder’s fees	-	-	880,000
Common shares issued for director fees	-	-	17,967,000
Non-cash mining expenses	-	-	304,060
Unrealized foreign exchange gain on note payable	-	-	(4,315)
Common shares issued for investor relations	-	-	834,000
Common shares issued for consulting fees	82,167	-	289,167
Options issued for mining expenses	-	-	4,940,000
Interest expense	258,218	1,764,785	7,098,185
Gain (loss) on derivative liability	41,485	(676,095)	(3,091,538)

Changes in operating assets and liabilities:
Prepaid expenses	2,412	(185,631)	(41,610)
Accounts payable and accrued liabilities	816	13,614	3,744
Net cash used in operations	(210,426)	(557,784)	(4,874,071)

Cash Flows from Investing Activities
Investment	-	-	(197,393)
Deposit	(343,740)	-	(353,910)
Net cash used in investing activities	(343,740)	-	(551,303)

Cash Flows from Financing Activities
Advance from related party	-	-	47,537
Repayment to related party	-	-	(2,205)
Issuance of common shares for cash	-	-	1,349,500
Issuance of convertible debentures	-	-	3,000,000
Issuance cost of convertible debentures	-	-	(25,000)
Issuance of convertible promissory notes	425,000	-	1,175,000
Net cash provided by financing activities	425,000	-	5,544,832

Increase (decrease) in cash and cash equivalents	(129,166)	(557,784)	119,458
Cash and cash equivalents - beginning of period	248,624	1,239,603	-
Cash and cash equivalents - end of period	$119,458	$681,819	$119,458

Supplementary Cash Flow Information
Non-cash investing and financing activities:
Common stock issued for debt	$572,681	$619,600	$5,114,292
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2013
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

A wholly owned subsidiary, 1617437 Alberta Ltd. was incorporated in the province of Alberta, Canada on July 8, 2011. Effective October 2, 2013, the subsidiary changed its name to “Alta Disposal Ltd.”

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
September 30, 2013
(Unaudited)

2. Significant Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiary Alta Disposal Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $119,458 and $248,624 in cash and cash equivalents at September 30, 2013 and June 30, 2013, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of September 30, 2013 and June 30, 2013, the Company had $nil and $25,935, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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
September 30, 2013
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

Net Income or (Loss) per Share of Common Stock

The Company has adopted FASC Topic No. 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to September 30, 2013.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2013
(Unaudited)

2. Significant Accounting Policies - Continued

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to September 30 2013, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to September 30, 2013.

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
September 30, 2013
(Unaudited)

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
September 30, 2013
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

Share Issuances

For the period ended September 30, 2013:

On July 1, 2013, the Company issued 80,000 common shares at a market price of $0.10 per share for consulting fees.

On July 1, 2013, the Company issued 37,594 common shares at the weighted average price of $0.1330 per share for consulting fees.

On July 3, 2013, the Company issued 954,461 common shares at a deemed price of $0.0825 per share for note payable conversion of $105,410 (Note 5).

On July 9, 2013, the Company issued 2,000,000 common shares at a deemed price of $0.045 per share for debenture conversion of $138,462 (Note 6).

On July 15, 2013, the Company issued 181,818 common shares at a market price of $0.11 per share for consulting fees.

On July 15, 2013, the Company issued 54,545 common shares at a market price of $0.11 per share for consulting fees.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2013
(Unaudited)

3. Capital Stock - Continued

On August 1, 2013, the Company issued 48,485 common shares at a market price of $0.1650 per share for consulting fees.

On August 1, 2013, the Company issued 46,997 common shares at a weighted average price of $0.1454 per share for consulting fees.

On August 13, 2013, the Company issued 1,585,714 common shares at a deemed price of $0.0735 per share for promissory note and interest conversion of $163,693 (Note 7).

On August 14, 2013, the Company issued 844,300 common shares at a deemed price of $0.0525 per share for debenture conversion of $68,194 (Note 6).

On August 15, 2013, the Company issued 28,736 common shares at a market price of $0.2088 per share for consulting fees.

On September 1, 2013, the Company issued 57,469 common shares at a weighted average price of $0.1450 per share for consulting fees.

On September 1, 2013, the Company issued 61,069 common shares at a market price of $0.1310 per share for consulting fees.

On September 6, 2013, the Company issued 2,375,052 common shares at a deemed price of $0.19 per share for warrants exercise of $446,789 (Note 7).

On September 15, 2013, the Company issued 48,702 common shares at a market price of $0.1232 per share for consulting fees.

On September 19, 2013, the Company issued 1,400,000 common shares at a deemed price of $0.045 per share for debenture conversion of $96,923 (Note 6).

On September 23, 2013, the Company issued 1,293,717 common shares at a deemed price of $0.04 per share for warrants exercise of $56,486 (Note 7).

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
September 30, 2013
(Unaudited)

3. Capital Stock - Continued

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
September 30, 2013
(Unaudited)

3. Capital Stock - Continued

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
September 30, 2013
(Unaudited)

3. Capital Stock - Continued

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
September 30, 2013
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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2013
(Unaudited)

3. Capital Stock - Continued

4/23/13	Shares issued for debenture conversion	2,000,000	0.0805	161,000
4/29/13	Shares issued for director fees	300,000	0.1800	54,000
5/1/13	Shares issued for consulting fees	47,059	0.1700	8,000
5/13/13	Shares issued for debenture conversion	2,000,000	0.0750	150,000
5/15/13	Shares issued for consulting fees	113,636	0.1760	20,000
5/15/13	Shares issued for consulting fees	70,588	0.1700	12,000
5/30/13	Shares issued for debenture conversion	2,400,000	0.0750	180,000
6/1/13	Shares issued for consulting fees	50,000	0.1600	8,000
6/14/13	Shares issued for consulting fees	142,857	0.1400	20,000
6/15/13	Shares issued for consulting fees	88,235	0.1360	12,000
7/1/13	Shares issued for consulting fees	80,000	0.1000	8,000
7/1/13	Shares issued for consulting fees	37,594	0.1330	5,000
7/3/13	Shares issued for note payable conversion	954,461	0.0825	105,410
7/9/13	Shares issued for debenture conversion	2,000,000	0.0450	138,462
7/15/13	Shares issued for consulting fees	181,818	0.1100	20,000
7/15/13	Shares issued for consulting fees	54,545	0.1100	6,000
8/1/13	Shares issued for consulting fees	48,485	0.1650	8,000
8/1/13	Shares issued for consulting fees	46,997	0.1454	6,833
8/13/13	Shares issued for promissory note conversion	1,585,714	0.0735	163,693
8/14/13	Shares issued for debenture conversion	844,300	0.0525	68,194
8/15/13	Shares issued for consulting fees	28,736	0.2088	6,000
9/1/13	Shares issued for consulting fees	57,469	0.1450	8,333
9/1/13	Shares issued for consulting fees	61,069	0.1310	8,000
9/6/13	Shares issued for warrants exercise	2,375,052	0.1900	446,789
9/15/13	Shares issued for consulting fees	48,702	0.1232	6,000
9/19/13	Shares issued for debenture conversion	1,400,000	0.0450	96,923
9/23/13	Shares issued for warrants exercise	1,293,717	0.0400	56,486

	Cumulative Totals	65,981,081		$25,414,450

Of these shares, 11,778,615 were issued to directors and officers of the Company. 18,516,037 were issued to independent investors. 872,375 were issued for mining expenses. 948,604 were issued for investor relation expenses. 200,000 were issued for debt settlement. 24,428,393 were issued for debenture and interest conversion. 1,028,113 were issued for exercise of warrants issued with convertible debentures. 1,585,714 were issued for promissory note and interest conversions. 3,668,769 were issued for exercise of warrants issued with convertible promissory notes. 954,461 were issued for note payable conversion. 2,000,000 were issued for a mining option settlement. As of September 30, 2013, the Company has issued 20,000,000 preferred shares to a director of the Company. The preferred shares have a par value of $0.001 per share and are convertible on a one for one basis into common shares subject to a one year hold period expiring on October 24, 2013. There are no other preferential rights attached to the preferred shares. The Company has no stock option plan, warrants or other dilutive securities, other than warrants issued to acquire 4,073,376 shares of the Company regarding convertible promissory notes (Note 7).

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
September 30, 2013
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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through September 30, 2013 of $10,188,080 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $74,779 and $358,641 during the periods ended September 30, 2013 and 2012, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2013. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2013, June 30, 2012 and June 30, 2011 are still open for examination by the Internal Revenue Service (IRS).

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2013
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
September 30, 2013
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
September 30, 2013
(Unaudited)

5. Mineral Property Costs - Continued

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2013
(Unaudited)

6. Convertible Debenture

On May 15, 2012, the Company entered into a securities purchase agreement with an investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate face value of $1,680,000, at an original issuance discount of $180,000; resulting in $1,500,000 net proceeds to the Company. The debenture is due on May 15, 2013 and carries no interest, with an effective interest rate of 561.35% . The debenture is convertible at the lower of $0.45 and 65% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The debenture is also subject to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $2,584,615. On February 19, 2013, $154,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.077 per share in accordance with the terms of the agreement. On March 8, 2013, $154,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.077 per share in accordance with the terms of the agreement. On March 15, 2013, $190,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.095 per share in accordance with the terms of the agreement. On April 23, 2013, $161,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.0805 per share in accordance with the terms of the agreement. On May 13, 2013, $150,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.075 per share in accordance with the terms of the agreement. On May 30, 2013, $180,000 in face value of the debenture was converted to 2,400,000 common shares at a price of $0.075 per share in accordance with the terms of the agreement. On July 9, 2013, $90,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.045 per share in accordance with the terms of the agreement. On August 14, 2013, $44,326 in face value of the debenture was converted to 844,300 common shares at a price of $0.525 per share in accordance with the terms of the agreement. On September 19, 2013, $63,000 in face value of the debenture was converted to 1,400,000 common shares at a price of $0.045 per share in accordance with the terms of the agreement. The debenture was extended on July 23, 2013 for 12 months and will expire on May 15, 2014. As of September 30, 2013, the debenture has a remaining balance of $759,499 in fair value ($493,674 in face value).

On September 17, 2012, the Company entered into an amended agreement to revise the conversion price of the debenture entered into on May 15, 2012. The debenture is now convertible at the lower of $0.20 and 65% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2013
(Unaudited)

7. Convertible Promissory Notes

On February 13, 2013, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $1,100,000, at an issuance discount of $100,000; resulting in $1,000,000 net proceeds to the Company. On February 13, 2013, $100,000 net proceeds were received with an issuance discount of $10,000 for an aggregate face value of $110,000. On April 24, 2013, $50,000 net proceeds were received with an issuance discount of $5,000 for an aggregate face value of $55,000. On June 4, 2013, $50,000 net proceeds were received with an issuance discount of $5,000 for an aggregate face value of $55,000. On June 27, 2013, $50,000 net proceeds were received with an issuance discount of $5,000 for an aggregate face value of $55,000. On August 14, 2013, $75,000 net proceeds were received with an issuance discount of $7,500 for an aggregate face value of $82,500. On August 13, 2013, $110,000 in face value of the note was converted to 1,585,714 common shares at a price of $0.0735 per share in accordance with the term of the agreement. As of September 30, 2013, total net proceeds of $225,000 were received with an issuance discount of $22,500 for an aggregate face value of $247,500. There is no guarantee the investor will make additional payments. The note of $247,500 is due on February 13, 2016 and carries a one time interest rate of 5% over the term of note, with an effective interest rate of 171.61% . The note is convertible at the lower of $0.25 and 70% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $353,571. During the period ended September 30, 2013, an interest expense of $990 was accrued.

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
September 30, 2013
(Unaudited)

7. Convertible Promissory Notes - Continued

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

On July 1, 2013, the final tranche of $100,000 of net proceeds were received with an issuance discount of $12,000 for an aggregate face value of $112,000. The note of $112,000 is due on July 1, 2014 and carries no interest, with an effective interest rate of 561.36% . The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on March 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior to the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $224,000.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2013
(Unaudited)

7. Convertible Promissory Notes - Continued

Effective September 13, 2013, the Company entered into another securities purchase agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with aggregate net proceeds of $500,000,

On September 16, 2013, $250,000 net proceeds were received. The note of $250,000 is due on March 16, 2015 and carries an annual interest rate of 15%, with an effective interest rate of 227.33% . The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on September 16, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $500,000. During the period ended September 30, 2013, an interest expense of $1,563 was accrued.

Pursuant to the agreement, the final tranche of $250,000 net proceeds was received in October 2013. The investor has the option during the 18 months period following September 13, 2013 to purchase additional convertible notes upon the same term and conditions for up to $1,500,000.

Along with the promissory note issued on February 13, 2013, the Company issued warrants for 540,540 shares of the Company at an exercise price of $0.185 expiring February 13, 2018, 263,158 shares of the Company at an exercise price of $0.190 expiring April 24, 2018, 297,619 shares of the Company at an exercise price of $0.168 expiring June 4, 2018, 400,000 shares of the Company at an exercise price of $0.125 expiring June 27, 2018 and 334,821 shares of the Company at an exercise price of $0.224 expiring August 14, 2018 respectively. Along with the promissory note issued on March 1, 2013, the Company issued warrants to acquire a total of 3,632,433 shares of the Company for a period of five years at an exercise price of $0.185. Along with the promissory note entered on September 16, 2013, the Company issued warrants to acquire a total of 2,777,778 shares of the Company for a period of five years at an exercise price of $0.09.

The warrants bear a cashless exercise provision. The warrants also include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock, which provision resulted in derivative liability treatment under ASC topic 815-10-55. Fair values at issuance totaled $94,594, $1,126,054, $50,000, $50,595, $48,000, $75,000 and $368,333 for warrants issued on February 13, 2013, March 1, 2013, April 24, 2013, June 4, 2013, June 27, 2013, August 14, 2013 and September 16, 2013 respectively.

On September 6, 2013, 3,632,433 warrants were exercised for 2,375,052 common shares of the Company at a deemed price of $0.19 in accordance with the terms of the agreement. A loss of $83,546 was recorded when the warrants were valued prior to the warrants exercise. On September 23, 2013, 540,540 warrants were exercised for 1,293,717 common shares of the Company at a deemed price of $0.04 in accordance with the term of the agreement. A loss of $2,432 was recorded when the warrants were valued prior to the warrants exercise.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2013
(Unaudited)

7. Convertible Promissory Notes - Continued

The Company used the Lattice Model for valuing warrants using the following assumptions:

.	Risk-free interest rates: 0.70% - 1.65%
.	Term: 5 years
.	Dividend yield: 0%
.	Underlying stock prices: $0.12 - $0.31
.	Volatilities: 485% - 489%

At September 30, 2013, the warrants were valued at $476,585 resulting in a gain of $62,826 in the period ended September 30, 2013. The corresponding debt discount of the promissory notes was accreted to interest expense over the terms of notes of 3 years, 1 year and 18 months respectively. During the period ended September 30, 2013, an accretion of $91,972 was recognized as interest expense.

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2013	5,133,750	$0.180	4.71 years
Warrants issued	3,112,599	$0.104	4.95 years
Exercised	(4,172,973)	$0.185	-
Cancelled	-	$-	-
Expired	-	$-	-
Balance, September 30, 2013	4,073,376	$0.117	4.89 years

8. Related Party Transactions

During the period ended September 30, 2013, the Company incurred consulting fees of $61,000 (2012 - $9,000) with directors and officers.

As of September 30, 2013, the Company was obligated to a director for a non-interest bearing demand loan with a balance of $45,332 (June 30, 2013 - $45,332). The Company plans to pay the loan back as cash flows become available.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2013
(Unaudited)

9. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2013, the Company had a working capital deficiency of $1,257,165 and an accumulated deficit of $34,052,764. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2013
(Unaudited)

10. Commitments - Continued

On May 15, 2012, the Company entered into a consulting agreement with a contractor to provide services in regards to the Company’s management and operations. Resulting from the consulting agreement the contractor became an officer of the Company. Commencing on May 15, 2012, the officer will be employed for 12 months ending on May 15, 2013. Pursuant to the agreement, a monthly salary of US$3,000 is payable in cash. On May 15, 2012, the officer received 40,323 common shares of the Company at a market price of $0.62 per share for a total of $25,000 as a signing bonus (Note 3). The agreement was terminated and replaced by a new agreement on March 15, 2013. Pursuant to the new agreement, a monthly salary of US$12,000 is payable in cash and/or common shares of the Company at the discretion of the Company for six months starting March 15, 2013. On September 15, 2013, the contract was renewed for an additional four months expiring December 2013.

On March 1, 2013, the Company entered into an agreement with a contractor to provide the services regarding the Company’s management and operation. Pursuant to the agreement, the contractor will receive a number of common shares of the Company valued at $8,000 and $8,000 in cash per month for five months starting March 1, 2013. The contract expired in July 2013.

On May 1, 2013, the Company entered into an agreement with a consultant to provide consulting services in regards to the Company’s operation. Pursuant to the agreement, the consultant will receive $8,333.33 per month in cash and/or common shares of the Company starting from May 1, 2013 and will continue for a period of eight months.

On June 3, 2013, the Company entered into an agreement with a consultant to provide consulting services of internship-market research and financial modeling. Pursuant to the agreement, the consultant will receive $2,000 per month in cash for two months starting June 3, 2013. The contract expired in July 2013.

On July 25, 2013, the Company entered into a Consulting Agreement with Advanced Capital Trading, LLC, pursuant to which Advanced Capital will perform financial consulting services for the Company for a period of three months with an extension of an additional three months based on performance, such services to commence effective August 1, 2013. Compensation payable to Advanced Capital of $10,000 was paid upon execution of the Consulting Agreement.

On September 16, 2013, the Company and Advanced Capital entered into an Expanded Services Agreement which extended the term of the commitment for an additional three months through January 2014.

Acquisition of Tero Oilfield Services Ltd

On August 20, 2013, the Company entered into a letter of intent with Tero Oilfield Services Ltd. (“Tero”), a private company, pursuant to which Tero agreed to sell to the Company 75% of the issued and outstanding common shares of Tero (“Acquisition”) in exchange for an aggregate of $1,500,000, comprised of:

i).	a non-refundable cash deposit of $50,000 to the shareholder of Tero within 10 days of entering the LOI (US$48,832 paid)

ii).	a payment of $950,000 in cash at the earlier of closing or December 1, 2013 to the shareholder of Tero

iii).

a secured convertible debenture to the shareholder of Tero in the amount of $500,000 payable on December 1, 2014 (the “Debenture”). The Debenture shall be convertible into common shares at a price determined by the Company and Tero prior to close of the Acquisition

In connection with the LOI and the Acquisition, the Company shall loan $500,000 to Tero for the settlement of debt owed to Smith Group Holdings Inc.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2013
(Unaudited)

11. Subsequent Events

Acquisition of Blue Tap Resources

On June 11, 2013, the Company entered into a letter of intent for the acquisition of Blue Tap Resources (“Blue Tap”).

Pursuant to the agreement, the Company will purchase not less than 51% of the issued and outstanding securities of Blue Tap. This purchase will be undertaken initially by the making available of $150,000 CDN to be used by Blue Tap, under the Company’s fund control and supervision, for the purposes of carrying out the required step to obtain approval for, and the return of, the facility to active operation as a water disposal facility. The Company will agree to make available an additional $150,000 CDN to be applied toward liability security deposits required under the Alberta Regulatory Framework at the time which it is required. The first two payments of $150,000 to Blue Tap for the aggregate of $300,000 shall be considered a bridge loan, with such terms and repayment provisions to be specified in the Transaction Agreement, until and unless the following conditions are satisfied for the funding of the additional $150,000. Provided that initial efforts to return the facility to revenue producing status are successful and efforts toward obtaining approvals to move the facility to Class 1A waste designation are ongoing with progress satisfactory to the Company, an additional $150,000 CDN will be made available for purposes of continued facility development. Upon funding of $450,000 CDN under the preceding terms, the Company, through its wholly owned subsidiary, Alta Disposal Ltd., shall be considered to have purchased a 51% equity interest in Blue Tap.

Closing of the transaction was subject to a number of conditions. The parties negotiated the definitive terms of the Transaction Agreement.

As of September 30, 2013, CDN $10,000 (US $10,170) was paid by the Company as a deposit.

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

On October 18, 2013, the Company, through its wholly owned subsidiary, Alta Disposal Ltd., completed the acquisition of 51% of shares of Blue Tap for total payment of $450,000CDN. As of September 30, 2013, CDN $300,000 (US$294,908) was paid regarding the acquisition.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2013
(Unaudited)

The acquisition of Blue Tap was completed through the Company’s newly incorporated, wholly owned subsidiary, Alta Disposal Ltd., which was formed in the Province of Alberta for the sole purpose of the transaction with Blue Tap. Concurrent with the closing of the acquisition, Alta entered into a Unanimous Shareholders and Management Agreement (the “Shareholders Agreement”) dated October 18, 2013 with Excel Petroleum Ltd. (which holds 49% of Blue Tap) and Blue Tap itself. Pursuant to the Shareholders Agreement, Alta may continue to fund the current capital requirements of Blue Tap up to an aggregate of $420,000 in consideration of additional shares of Blue Tap at the rate of 163,250 shares (equivalent to approximately 5% of Blue Tap’s common shares on a diluted basis) for each $105,000 funded until Alta holds an aggregate of 70% of Blue Tap’s outstanding common shares. If Alta elects to fund the on-going capital requirements of Blue Tap beyond the aggregate of $870,000 any such funds advanced by Alta will be deemed to be funds loaned by Alta to Blue Tap on a non-interest bearing, unsecured bridge loan basis. Any such funds provided to Blue Tap will be repayable from cash flow generated by Blue Tap. Funds loaned prior to June 30, 2014 will not be due and payable until June 30, 2014 and thereafter will not be due and payable until at least 6 months following the date of any such loan.

The Shareholders Agreement additionally provides for the engagement of Valeura Energy Inc. as the operator of Blue Tap’s lands, wells, the facilities, pipelines and disposal wells pursuant to an Operating Agreement between Blue Tap and Valeura dated July 9, 2013. Valeura will retain a 10% working interest in Blue Tap’s lands until completion of the initial work on the disposal well project and will re-convey that interest to Blue Tap provided that Blue Tap has paid Valeura a cash payment of $2,500 per month for acting as Operator of the Disposal Well and the Lands and upon payment of an amount of $10,000 to Valeura upon completion of the project. The disposal well work program must be mutually approved by Blue Tap and Valeura. Blue Tap will be responsible for all costs and expenses relating to the work program.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
September 30, 2013
(Unaudited)

11. Subsequent Events – Continued

Issuances of common shares

On October 1, 2013, the Company issued 66,667 common shares at a market price of $0.12 per share for consulting fees.

On October 1, 2013, the Company issued 71,716 common shares at a weighted average price of $0.1162 per share for consulting fees.

On October 9, 2013, the Company issued 1,300,000 common shares at a deemed price of $0.045 per share for debt conversion.

On October 15, 2013, the Company issued 95,643 common shares at a market price of $0.0941 per share for consulting fees.

On October 18, 2013, the Company converted 20,000,000 preferred shares to common shares on a one for one basis.

On October 23, 2013, the Company issued 501,355 common shares for warrants exercise.

On November 11, 2013, the Company issued 1,387,500 common shares at a deemed price of $0.042 per share for an aggregate of $58,275 pursuant to a conversion of a convertible note. .

The Company has evaluated subsequent events from October 1, 2013 through the date of this report, and determined there are no other items to disclose.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” mean Lithium Exploration Group, Inc. and our wholly owned subsidiary, Alta Disposal Ltd., an Alberta, Canada corporation, unless otherwise indicated.

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

We have one wholly-owned subsidiary, Alta Disposal Ltd. (formerly 1617437 Alberta Ltd.), an Alberta, Canada corporation. On October 18, 2013, our company, through our wholly owned subsidiary, Alta Disposal Ltd., completed the acquisition of 51% of shares of Blue Tap Resources Inc. for total payment of $450,000CDN. As of September 30, 2013, CDN $300,000 (US$294,908) was paid regarding the acquisition.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration-stage company that engages principally in the acquisition, exploration, and development of resource properties

On June 29, 2011, we entered into a securities purchase agreement with Hagen Investments Ltd., as modified on September 17, 2012. Pursuant to the terms of the agreement, Hagen acquired convertible debentures with an aggregate total of $1,500,000. $1,000,000 was paid on June 29, 2011 and $500,000 was paid on July 12, 2011. The release of the full $1,500,000 to us is governed by the terms of an escrow agreement entered into on the same day. The debenture initially carried an interest rate of 12% per annum and was convertible at $0.83 per share subject to various prescribed conditions. Along with the debentures, we issued warrants to acquire a total of 1,204,819 shares of our common stock for a period of 5 years. Pursuant to a registration rights agreement entered into with Hagen on June 29, 2011, we were required to file a registration statement for the shares underlying the convertible debentures, as well as the warrants, within 30 days of the closing of the initial $1,000,000 and ensure that the registration statement is declared effective by the Securities and Exchange Commission within 120 days of the closing. The registration was made effective on February 29, 2012, but because effectiveness was granted following 120 days from closing of the registration rights agreement, we incurred a 10% penalty on all convertible debentures registered pursuant to the agreement. Accordingly, whereas the conversion price of the debentures was previously the lesser of (i) 65% of the lowest reported sale price of our common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.83, the discounted conversion price became the lesser of (i) 55% of the lowest reported sale price of our common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.83. All securities under the securities purchase agreement have been converted.

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

On April 25, 2013, we attended a hearing on the motions pending in the lawsuit filed in Chester County, Pennsylvania. The Court did not rule on any of the motions and, instead, stayed the case as to Glottech-USA until December 2013 pending the outcome of the lawsuit seeking dissolution of Glottech-USA.

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

On May 15, 2012, we received $1,500,000 from Hagen and closed the securities purchase agreement. In conjunction with this closing we issued the convertible debenture in the amount of $1,680,000. The debenture was due on May 15, 2013, carries no interest, and is convertible at the lower of $0.45 per share or 65% of the lowest reported price of our common stock over the 20 trading days immediately prior to the date of conversion. Additionally, we issued Hagen a warrant to acquire 3,333,333 shares of our common stock for a period of five years. On September 17, 2012, we entered into an agreement to modify pricing mechanisms of the warrant and the convertible debenture in the original securities purchase agreement such that the exercise price per share of the common stock under the warrant shall be $0.20, subject to adjustment, and the conversion price of the debenture shall be the lesser of (i) 65% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.20. Excluding the modifications to the exercise price of the warrant and to reduce the conversion price of the debenture, the original securities purchase agreement dated March 28, 2012, will remain un-amended and in full force and effect. The debenture was extended and will expire on May 15, 2014.

On February 13, 2013, we entered into a securities purchase agreement with JMJ Financial. Pursuant to the terms of the agreement, our company will also enter into a convertible promissory note in the principal amount of $1,100,000 (for consideration of up to $1,000,000), of which $100,000 shall be paid to our company upon closing of the convertible promissory note and a common stock purchase warrant for the purchase of up to 540,540 shares of our common stock at an exercise price of $0.185 for a period of five years. The convertible promissory note shall have a maturity date of February 13, 2016. The remainder of the convertible debenture can be drawn down on by mutual agreement from JMJ Financial and our company.

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

On May 1, 2013, we entered into a consulting agreement with Alexander Koretsky whereby, Mr. Koretsky has agreed to provide certain consulting duties and services as requested by our company. The agreement is effective May 1, 2013 and will continue for a period of eight months. As compensation, our company has agreed to pay to Mr. Koretsky a salary of $8,333.33 per month in cash, common shares of our company, or in both cash and common shares of our company, at the sole discretion of our company. Where Mr. Koretsky is paid in common shares of our company, such shares have been previously registered on a Form S-8 registration statement, filed with the United States Securities and Exchange Commission on January 30, 2013.

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

On July 25, 2013, we entered into a consulting agreement with Advanced Capital Trading, LLC, pursuant to which Advanced Capital will perform financial consulting services for our company for a period of three months with an extension of an additional three months based on performance, such services to commence effective August 1, 2013. Compensation payable to Advanced Capital of $10,000 was paid upon execution of the consulting agreement.

On September 16, 2013, our company and Advanced Capital entered into an expanded services agreement which extended the term of the commitment for an additional three months through January 2014.

On July 29, 2013, in anticipation of the completion of a formal agreement with Blue Tap embodying the terms of the letter of intent, we entered into a convertible debenture agreement with Blue Tap pursuant to which we have agreed to deliver to Blue Tap up to CDN$300,000 (approximately USD$291,000) payable in two installments of CDN$150,000 deliverable respectively upon execution of the convertible debenture, and within 5 business days following receipt of regulatory approval for the re-activation of Blue Tap’s waste water disposal facility. Delivery of the first and second installments totalling CDN$300,000 has been satisfied and the acquisition was finalized as of October 18, 2013. The funds advanced shall be secured against all present and future assets and undertakings of Blue Tap and shall be convertible at our option into a number of common shares of Blue Tap equal to 51% of its issued and outstanding voting stock. In the event that we do not acquire a 51% interest in Blue Tap, the principal amount of the convertible debenture shall be payable in full by July 30, 2014. The principal amount will bear no interest until maturity, whereafter it will bear interest of 8% per annum.

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

On September 16, 2013 JDF Capital funded a first installment of $250,000 in consideration of a secured convertible promissory note in the amount of $306,250, being $250,000 and 18 months prepaid interest at 15%. The note has a maturity date of 18 months from September 16, 2013. As additional consideration, we have also issued to JDF Capital 2,777,778 warrants with each warrant exercisable for the purchase of 1 common share for a period of five years. The exercise price will be $0.09 per share, subject to anti-dilution adjustment. JDF Capital may, in the alternative, exercise the warrants on a cashless basis in the event the shares underlying the warrants are not registered in a registration statement within 6 months of the securities purchase agreement. The cashless exercise price will be the quotient obtained by dividing [(A-B) (X)] by (A), where:

(A)	= the volume weighted average price on the trading day immediately preceding the date on which JDF Capital elects to exercise the warrant by means of a cashless exercise;

(B)	= the cash exercise price of $ 0.09, as adjusted for anti-dilution; and

(X)	= the number of warrant shares that would be issuable upon exercise of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise.

The second $250,000 installment of the financing was paid on October 1, 2013, pursuant to which we issued a second convertible promissory note upon the same terms. Additional warrants with an aggregate exercise price of $250,000 will also be issued with the number of underlying shares to be based on the lowest closing price of our common shares in the 20 trading days preceding the October 15, 2013 closing, multiplied by 150%. JDF Capital may, in the alternative, exercise the warrants on a cashless basis in the event the shares underlying the warrants are not registered in a registration statement within 6 months of the securities purchase agreement.

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

On October 24, 2012, we entered into a share exchange agreement dated October 18, 2012, with Alexander Walsh, our president and director. Pursuant to the agreement, on October 25, 2012 we issued to Mr. Walsh 20,000,000 Series A Convertible Preferred shares in our capital stock in consideration of the cancellation and return to treasury of 20,000,000 shares of our common stock held by Mr. Walsh. The Series A Convertible Preferred Shares have a par value of $0.001 per share and are convertible on a one for one basis into shares of our common stock after a one year hold period. There are no other preferential rights attached to the Series A Convertible Preferred Shares.

On October 18, 2013, we issued 20,000,000 common shares of our capital stock to Mr. Walsh pursuant to a conversion notice from Mr. Walsh under the share exchange agreement for the right to convert his 20,000,000 Series A Convertible Preferred shares converted on a one for one basis into common shares of our capital stock.

On October 18, 2013 we completed the acquisition of 51% of the outstanding securities of Blue Tap Resources Inc., a corporation formed under the laws of the Province of Alberta, Canada, pursuant to a letter of intent with Blue Tap dated June 11, 2013.

In accordance with the letter of intent, we acquired, through our wholly owned subsidiary, Alta Disposal Ltd., 51% of the outstanding securities of Blue Tap (being 510,000 common shares) in consideration of an aggregate investment of CDN$450,000 (approximately USD$436,000) in Blue Tap’s waste water disposal facility located in Morinville, Alberta, where Blue Tap holds a 100% working interest in 17 freehold mineral leases. There are currently 2 standing natural gas wells and 1 disposal well located on the leases, including water disposal facilities, tanks and equipment. Payment of an initial CDN$300,000 (USD$291,000) of the CDN$450,000 aggregate investment was made pursuant to a secured convertible debenture which has been fully converted into common shares of Blue Tap. The Blue Tap leases are subject to a 3% gross overriding royalty held by Mr. Vincent Murphy pursuant to a gross overriding royalty agreement dated June 30, 2013. The royalty is payable on all fluids separated, treated, or otherwise enhanced for sale on the lease property.

The acquisition of Blue Tap was completed through our, wholly owned subsidiary, Alta Disposal Ltd., which was formed in the Province of Alberta for the sole purpose of the transaction with Blue Tap. Concurrent with the closing of the acquisition, Alta entered into a unanimous shareholders and management agreement (the “Shareholders Agreement”) dated October 18, 2013 with Excel Petroleum Ltd. (which holds 49% of Blue Tap) and Blue Tap itself.

Pursuant to the Shareholders Agreement, Alta may continue to fund the current capital requirements of Blue Tap up to an aggregate of $420,000 in consideration of additional shares of Blue Tap at the rate of 163,250 shares (equivalent to approximately 5% of Blue Tap’s common shares on a diluted basis) for each $105,000 funded until Alta holds an aggregate of 70% of Blue Tap’s outstanding common shares. If Alta elects to fund the on-going capital requirements of Blue Tap beyond the aggregate of $870,000 any such funds advanced by Alta will be deemed to be funds loaned by Alta to Blue Tap on a non-interest bearing, unsecured bridge loan basis. Any such funds provided to Blue Tap will be repayable from cash flow generated by Blue Tap. Funds loaned prior to June 30, 2014 will not be due and payable until June 30, 2014 and thereafter will not be due and payable until at least 6 months following the date of any such loan.

Other terms of the Shareholders Agreement include:

  the board of directors of Blue Tap will consist of 3 directors including 2 nominees of Alta and 1 nominee of Excel.
  Alexander Walsh will serve as chairman of the board of directors, president and chief executive officer of Blue Tap.
  Approval of the shareholders holding not less than 60% of Blue Tap shares will be required to remove or appoint officers of Blue Tap.
  Unanimous approval of the shareholders will be required in order to (i) effect capital alterations; (ii) declare dividends except following the completion of a fiscal year end and on a pro-rata basis to all shareholders; or (iii) wind-up; dissolve; or reorganize the corporation or sell or lease substantially all of its assets.
  Alta will otherwise have sole discretion and authority in respect of any and all management and operational decisions relating to the corporation.
  Each shareholder of Blue Tap will have a right of first refusal to purchase all shares sought to be sold by the other shareholder.
  Customary restrictions on the encumbrance and disposition of shares.

The Shareholders Agreement additionally provides for the engagement of Valeura Energy Inc. as the operator of Blue Tap’s lands, wells, the facilities, pipelines and disposal wells pursuant to an operating agreement between Blue Tap and Valeura dated July 9, 2013. Valeura will retain a 10% working interest in Blue Tap’s lands until completion of the initial work on the disposal well project and will re-convey that interest to Blue Tap provided that Blue Tap has paid Valeura a cash payment of $2,500 per month for acting as operator of the disposal well and the lands and upon payment of an amount of $10,000 to Valeura upon completion of the project. The disposal well work program must be mutually approved by Blue Tap and Valeura. Blue Tap will be responsible for all costs and expenses relating to the work program.

On November 11, 2013, we issued 1,387,500 common shares to JMJ Financial at a deemed price of $0.042 per share for an aggregate of $58,275 pursuant to a conversion of a convertible note.

Results of Operations

We have generated no revenues since inception and have incurred $295,821, in operating expenses for the three month period ended September 30, 2013 and $30,046,177 from inception.

The following provides selected financial data about our company for the three month periods ended September 30, 2013 and 2012.

Three months ended September 30, 2013 and 2012.

		Three months		Three months
		ended		ended
		September 30,		September 30,
		2013		2012
Revenue	$	Nil	$	Nil
Operating expenses (loss)		$(295,821)		$(385,767)
Other income (expenses):
Interest expense		$(258,218)		$(1,764,785)
Gain (loss) on derivative liability		$(41,485)		$(676,095)
Net loss		$(595,524)		$(1,474,457)

Operating expenses for the three months ended September 30, 2013 decreased as a result of decreases in advertising expenses, general and administrative expenses, mining expenses, professional fees, travel expenses and wages.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2013, and June 30, 2013, respectively.

Working Capital

	As at	As at
	September 30,	June 30,
	2013	2013
Total current assets	$161,068	$292,646
Total current liabilities	$1,418,233	$1,768,670
Working capital (deficit)	$(1,257,165)	$(1,476,024)

Cash Flows

	Three Months		Three Months
	ended		ended
	September 30,		September 30,
	2013		2012
Net cash provided by (used in) operating activities	$(210,426)		$(557,784)
Net cash provided by (used in) investing activities	$(343,740)	$	Nil
Net cash provided by (used in) financing activities	$425,000	$	Nil
Increase (Decrease) in cash	$(129,166)		$(557,784)

We had cash of $119,458 as of September 30, 2013 compared to cash of $248,624 as of June 30, 2013. We had a working capital deficit of $1,257,165 as of September 30, 2013 compared to a working capital deficit of $1,476,024 as of June 30, 2013.

The report of our auditors on our audited consolidated financial statements for the fiscal year ended June 30, 2013, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $1,400,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated	Estimated
	Completion	Expenses
	Date	($)
General and administrative	12 months	$250,000
Mining expenses	12 months	$50,000
Professional fees	12 months	$150,000
Tero Oilfield Services acquisition requirement	1 month	$950,000
Total		$1,400,000

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

The consolidated financial statements include the accounts of our company and our subsidiary Alta Disposal Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $119,458 and $248,624 in cash and cash equivalents at September 30, 2013 and June 30, 2013, respectively.

Concentration of Risk

Our company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of September 30, 2013 and June 30, 2013, our company had $Nil and $25,935, respectively, in deposits in excess of federally insured limits in its US bank. Our company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to September 30, 2013.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to September 30, 2013, our company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to September 30, 2013.

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

On September 19, 2013, we issued 1,400,000 common shares at a deemed price of $0.045 per share for debenture conversion of $96,923. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On September 23, 2013, we issued 1,293,717 common shares at a deemed price of $0.04 per share for warrants exercise of $56,486. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On October 25, 2012, we issued to Mr. Walsh, our president and director, 20,000,000 Series A Convertible Preferred shares in our capital stock in consideration of the cancellation and return to treasury of 20,000,000 shares of our common stock held by Mr. Walsh. The Series A Convertible Preferred Shares have a par value of $0.001 per share and are convertible on a one for one basis into shares of our common stock after a one year hold period. There are no other preferential rights attached to the Series A Convertible Preferred Shares. The securities were issued in reliance on Section 4(2) of the Securities Act of 1933.

On October 18, 2013, we issued 20,000,000 common shares of our capital stock to Mr. Walsh pursuant to a conversion notice from Mr. Walsh under the share exchange agreement for the right to convert his 20,000,000 Series A Convertible Preferred shares converted on a one for one basis into common shares of our capital stock. The securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

On November 11, 2013, we issued 1,387,500 common shares to JMJ Financial at a deemed price of $0.042 per share for an aggregate of $58,275 pursuant to a conversion of a convertible note. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)
3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8-K/A filed on April 23, 2009)
3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)
3.6	Articles of Incorporation of Blue Tap Resources Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.7	Certificate of Amendment of Blue Tap Resources Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.8	Bylaws of Blue Tap Resources Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.9	Certificate of Incorporation of 1617437 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.10	Articles of Amendment of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.11	Bylaws of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
(10)	Material Contracts
10.1	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011)
10.2	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011)
10.3	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.4	Registration Rights Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.5	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.6	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.7	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.8	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.9	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)
10.10	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)

Exhibit	Description
Number
10.11	Letter Agreement between our company and Glottech-USA, LLC dated November 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 21, 2011)
10.12	Employment Agreement between our company and Alexander Walsh dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)
10.13	Consulting Agreement between our company and Brandon Colker dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)
10.14	Consulting Agreement between our company and Jonathan Jazwinski dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)
10.15	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
10.16	Debenture between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
10.17	Debenture between our company and Hagen Investments Ltd. dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 18, 2012)
10.18	Employment Agreement between our company and Alexander Koretsky dated May 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2012)
10.19	Option Agreement between our company and GD Glottech International, Limited dated August 14, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)
10.20	Amendment Agreement between our company and Hagen Investments Ltd. dated September 17, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 18, 2012)
10.21	License Agreement between our company and GD Glottech-International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)
10.22	Sales Agreement between our company and GD Glottech International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)
10.23	Certificate of Designation, Series A Preferred Convertible Stock (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)
10.24	Share Exchange Agreement between our company and Alexander Walsh dated October 18, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)
10.25	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)
10.26	Securities Purchase Agreement between our company and JDF Capital Inc. dated February 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 25, 2013)
10.27	Rule 10b5-1 Sales Plan, Client Representations, and Sales Instructions (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2013)
10.28	Consulting Agreement with International Compass, LLC dated effective March 15, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2013)
10.29	Letter of Agreement with Blue Tap Resources Inc. dated June 11, 2013 (incorporated by reference to our current report on Form 8-K filed on June 14, 2013)
10.30*	Consulting Agreement with Advanced Capital Trading, LLC dated July 25, 2013
10.31	Convertible Debenture Agreement with Blue Tap Resources Inc. dated July 29, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)
10.32*	Expanded Consulting Agreement with Advanced Capital Trading, LLC dated September 16, 2013
10.33

Unanimouns Shareholders and Management Agreement among Alta Disposal Ltd., Excel Petroleum Ltd. and Blue Tap Resources Inc. dated October 18, 2013 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

10.34	Subscription Agreement dated October 18, 2013 between Alta Disposal Ltd. and Blue Tap Resources Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

Exhibit	Description
Number
10.35	Operating Agreement dated July 9, 2013 between Blue Tap Resources Inc. and Valeura Energy Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
10.36	Gross Overriding Royalty Agreement dated June 30, 2013 between Blue Tap Resources Inc. and Vincent Murphy. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
(21)	Subsidiaries of the Registrant
21.1	Alta Disposal Ltd., an Alberta corporation (wholly-owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	To be filed by amendment pursuant to Section 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: November 14, 2013	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Date: November 14, 2013	/s/ Bryan A. Kleinlein
Bryan A. Kleinlein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)