Form 10-Q/A
period 2013-09-30
Lithium Exploration Group, Inc.
filed 2013-11-15
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended September 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 14, 2013 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

Item 6.              Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)

3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)

3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8-K/A filed on April 23, 2009)

3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)

3.6	Articles of Incorporation of Blue Tap Resources Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.7	Certificate of Amendment of Blue Tap Resources Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.8	Bylaws of Blue Tap Resources Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.9	Certificate of Incorporation of 1617437 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.10	Articles of Amendment of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.11	Bylaws of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

(10)	Material Contracts

10.1	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011)

10.2	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011)

10.3	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.4	Registration Rights Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.5	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.6	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.7	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.8	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.9	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)

10.10	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)

Exhibit	Description
Number
10.11	Letter Agreement between our company and Glottech-USA, LLC dated November 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 21, 2011)

10.12	Employment Agreement between our company and Alexander Walsh dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)

10.13	Consulting Agreement between our company and Brandon Colker dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)

10.14	Consulting Agreement between our company and Jonathan Jazwinski dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)

10.15	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)

10.16	Debenture between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)

10.17	Debenture between our company and Hagen Investments Ltd. dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 18, 2012)

10.18	Employment Agreement between our company and Alexander Koretsky dated May 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2012)

10.19	Option Agreement between our company and GD Glottech International, Limited dated August 14, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)

10.20	Amendment Agreement between our company and Hagen Investments Ltd. dated September 17, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 18, 2012)

10.21	License Agreement between our company and GD Glottech-International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)

10.22	Sales Agreement between our company and GD Glottech International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)

10.23	Certificate of Designation, Series A Preferred Convertible Stock (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)

10.24	Share Exchange Agreement between our company and Alexander Walsh dated October 18, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)

10.25	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)

10.26	Securities Purchase Agreement between our company and JDF Capital Inc. dated February 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 25, 2013)

10.27	Rule 10b5-1 Sales Plan, Client Representations, and Sales Instructions (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2013)

10.28	Consulting Agreement with International Compass, LLC dated effective March 15, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 29, 2013)

10.29	Letter of Agreement with Blue Tap Resources Inc. dated June 11, 2013 (incorporated by reference to our current report on Form 8-K filed on June 14, 2013)

10.30	Consulting Agreement with Advanced Capital Trading, LLC dated July 25, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2013)

10.31	Convertible Debenture Agreement with Blue Tap Resources Inc. dated July 29, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2013)

10.32	Expanded Consulting Agreement with Advanced Capital Trading, LLC dated September 16, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2013)

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

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: November 15, 2013	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Date: November 15, 2013	/s/ Bryan A. Kleinlein
Bryan A. Kleinlein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)