Form 10-Q
period 2013-12-31
Lithium Exploration Group, Inc.
filed 2014-02-19
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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
118,088,238 common shares issued and outstanding as of February 12, 2014.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three and six month periods ended December 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LITHIUM EXPLORATION GROUP, INC.
(An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2013	2013
	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$244,346	$248,624
Receivable	9,164	-
Loan receivable	20,000	-
Prepaid expenses	24,741	44,022
Total current assets	298,251	292,646

Deposit on Alta Disposal Morinville Ltd.	-	10,170
Deposit on Tero Oilfield Services Ltd. (Note 10)	48,832	-

Total Assets	$347,083	$302,816

LIABILITIES

Current
Accounts payable and accrued liabilities	$948	$2,928
Note payable convertible (Note 5)	-	105,410
Derivative liability – convertible promissory notes (Note 7)	595,821	513,375
Due to related party (Note 8)	45,332	45,332
Convertible debentures (Note 6)	459,499	1,063,077
Convertible promissory notes (net of discount of $2,123,151 and $1,475,247) (Note 7)	290,620	37,610
Accrued interest – convertible promissory notes (Note 7)	23,227	938

Total Current Liabilities	1,415,447	1,768,670

STOCKHOLDERS’ DEFICIT

Capital stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
500,000,000 common shares, $0.001 par value

Issued and outstanding:
0 preferred shares (June 30, 2013 – 20,000,000)	-	20,000
100,888,662 common shares (June 30, 2013 – 54,882,422)	100,890	54,885
Additional paid-in capital	33,992,177	31,916,501
Deficit accumulated during the exploration	(35,088,452)	(33,457,240)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(995,385)	(1,465,854)
Non-controlling interest	(72,979)	-
Total Stockholders’ Deficit	(1,068,364)	(1,465,854)

Total Liabilities and Stockholders’ Deficit	$347,083	$302,816

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three
	Months		Six Months		Cumulative from
	Ended	Three Months	Ended	Six Months	Inception
	December	Ended	December	Ended	(May 31, 2006)
	31,	December	31,	December 31,	to December
	2013	31, 2012	2013	2012	31, 2013

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
Advertising	21,216	15,696	28,472	55,348	243,571
Consulting fees (Notes 3 & 8)	240,975	67,693	373,375	155,682	1,179,972
Director fees (Note 3)	-	-	-	-	17,967,000
Disposal expenses	77,585	-	77,585	-	77,585
Foreign exchange	16,500	-	16,500	-	16,500
General and administrative	31,319	17,625	42,992	35,355	181,616
Goodwill impairment	362,317	-	362,317	-	362,317
Investor relations (Note 3)	55,000	44,000	87,000	68,000	1,051,000
Management fees	-	-	-	-	45,000
Mining expenses (Notes 3 & 5)	-	409,668	10,128	443,989	8,220,322
Professional fees	84,970	104,940	132,371	197,971	903,009
Travel	6,941	30,935	13,461	44,624	138,652
Wages	48,694	78,010	97,137	153,365	605,089

Loss from operations	(945,517)	(768,567)	(1,241,337)	(1,154,334)	(30,991,633)

Other income (expenses)
Interest expense (Note 7)	(592,267)	(459,854)	(850,485)	(1,624,639)	(7,690,452)
Gain on derivative liability (Note 7)	204,448	94,991	162,963	771,086	3,295,986

Loss before income taxes	(1,333,336)	(1,133,430)	(1,928,859)	(2,007,887)	(35,386,099)

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net loss for the period	(1,333,336)	(1,133,430)	(1,928,859)	(2,007,887)	(35,386,099)

Less: Net loss attributable to the non-controlling interest	(297,647)	-	(297,647)	-	(297,647)

Net loss attributable to Lithium Exploration Group, Inc.	(1,035,689)	(1,133,430)	(1,631,212)	(2,007,887)	(35,088,452)

Basic and Diluted Loss per Common Share	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.04)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	89,169,818	44,242,052	74,720,061	50,288,495

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to December 31, 2013 (Unaudited)

	Preferred Shares		Common Shares
						Deficit Accumulated
	Number of		Number of		Additional Paid-in	During the	Non-controlling	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Exploration Stage	interest	(Deficit)

Inception – May 31, 2006	- $	-	-	$-	$-	$-	$-	$-
Common shares issued to a founder at $0.01 cash per share, June 6, 2006	-	-	20,000,000	20,000	-	-	-	20,000
Loss for the period (Unaudited)	-	-	-	-	-	(2,687)	-	(2,687)
Balance – June 30, 2006 (Unaudited)	-	-	20,000,000	20,000	-	(2,687)	-	17,313
Common shares issued to founders at $0.01 per share, July 1, 2006	-	-	10,000,000	10,000	-	-	-	10,000
Common shares issued for cash at $0.04 per share, December 11, 2006	-	-	17,375,000	17,375	52,125	-	-	69,500
Loss for the year (Unaudited)	-	-	-	-	-	(59,320)	-	(59,320)
Balance – June 30, 2007 (Unaudited)	-	-	47,375,000	47,375	52,125	(62,007)	-	37,493
Loss for the year	-	-	-	-	-	(22,888)	-	(22,888)
Balance – June 30, 2008	-	-	47,375,000	47,375	52,125	(84,895)	-	14,605
Loss for the year	-	-	-	-	-	(31,624)		(31,624)
Balance – June 30, 2009	-	-	47,375,000	47,375	52,125	(116,519)		(17,019)
Loss for the year	-	-	-	-	-	(20,639)		(20,639)
Balance – June 30, 2010	-	-	47,375,000	47,375	52,125	(137,158)		(37,658)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to December 31, 2013 (Unaudited)

	Preferred Shares		Common Shares
						Deficit Accumulated
	Number of		Number of		Additional Paid-in	During the	Non-controlling	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Exploration Stage	interest	(Deficit)
Common shares issued for cash at $1.00 per share, January 27, 2011	-	-	250,000	250	249,750	-	-	250,000
Common shares issued for cash at $5.25 per share, April 28, 2011	-	-	190,476	191	999,809	-	-	1,000,000
Common shares issued for mining expenses and related finder’s fees	-	-	500,000	500	49,500	-	-	50,000
Common shares issued for settlement of mining expenses	-	-	200,000	200	739,800	-	-	740,000
Common shares issued for director fees	-	-	2,300,000	2,300	17,592,700	-	-	17,595,000
Common shares issued for investor relations	-	-	300,000	300	701,700	-	-	702,000
Options issued for mining expenses	-	-			4,940,000		-	4,940,000
Loss for the year	-	-	-	-	-	(25,891,334)		(25,891,334)
Balance – June 30, 2011	-	-	51,115,476	51,116	25,325,384	(26,028,492)	-	(651,992)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to December 31, 2013 (Unaudited)

	Preferred Shares		Common Shares
						Deficit Accumulated
	Number of		Number of		Additional Paid-in	During the	Non-controlling	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Exploration Stage	interest	(Deficit)

Common shares issued for consulting fees	-	-	366,364	366	367,634	-	-	368,000
Common shares issued for debt conversion	-	-	2,934,432	2,935	1,713,756	-	-	1,716,691
Loss for the year	-	-	-	-	-	(2,390,439)	-	(2,390,439)
Balance – June 30, 2012 (Restated)	-	-	54,416,272	54,417	27,406,774	(28,418,931)	-	(957,740)
Common shares issued for consulting fees	-	-	867,397	868	156,132	-	-	157,000
Common shares issued for director fees	-	-	300,000	300	53,700	-	-	54,000
Common shares issued for investor relations	-	-	648,604	649	131,351	-	-	132,000
Common shares issued for mining expenses	-	-	372,375	373	89,627	-	-	90,000
Common shares issued for debt conversion	-	-	17,249,661	17,250	2,807,670	-	-	2,824,920
Common shares issued for exercise of warrants	-	-	1,028,113	1,028	1,271,247	-	-	1,272,275
Common shares exchanged for
preferred shares	20,000,000	20,000	(20,000,000)	(20,000)	-	-	-	-
Net loss for the year	-	-	-	-	-	(5,038,309)	-	(5,038,309)
Balance – June 30, 2013	20,000,000	20,000	54,882,422	54,885	31,916,501	(33,457,240)	-	(1,465,854)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to December 31, 2013 (Unaudited)

	Preferred Shares		Common Shares
						Deficit Accumulated
	Number of		Number of		Additional Paid-in	During the	Non-controlling	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Exploration Stage	interest	(Deficit)

Common shares issued for consulting fees	-	-	1,428,796	1,428	148,739	-	-	150,167
Common shares issued for debt conversion	-	-	20,407,320	20,407	1,263,767	-	-	1,284,174
Common shares issued for exercise of warrants	-	-	4,170,124	4,170	525,421	-	-	529,591
	(20,000,000)	(20,000)	20,000,000	20,000	-	-	-	-

Non-controlling interest	-	-	-	-	137,749	-	224,668	362,417

Net loss for the period	-	-	-	-	-	(1,248,181)	(297,647)	(1,928,859)
Balance – December 31, 2013 (Unaudited)	-	$-	100,888,662	$100,890	$33,992,177	$(35,088,452)	$(72,979)	$(1,068,364)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Six Months	Cumulative
	Ended	Ended	from Inception
	December 31,	December 31,	(May 31, 2006) to
	2013	2012	December 31, 2013

Cash Flows from Operating Activities
Net loss for the period	$(1,928,859)	$(2,007,887)	$(35,386,099)
Items not affecting cash:
Common shares issued for mining expenses and related finder’s fees	-	30,000	880,000
Common shares issued for director fees	-	-	17,967,000
Non-cash mining expenses	-	106,667	304,060
Unrealized foreign exchange gain on note payable	-	-	(4,315)
Common shares issued for investor relations	-	20,000	834,000
Common shares issued for consulting fees	150,167	-	357,167
Options issued for mining expenses	-	-	4,940,000
Goodwill impairment	362,417	-	362,417
Interest expense	850,485	1,624,639	7,690,452
Gain (loss) on derivative liability	(162,963)	(771,086)	(3,295,986)

Changes in operating assets and liabilities:
Receivable	(9,164)	-	(9,164)
Loan receivable	(20,000)	-	(20,000)
Prepaid expenses	19,282	(16,610)	(24,741)
Accounts payable and accrued liabilities	(1,981)	(14,957)	948
Net cash used in operations	(740,616)	(1,029,234)	(5,404,261)

Cash Flows from Investing Activities
Investment		-	(197,393)
Deposit	(38,662)	-	(48,832)
Net cash used in investing activities	(38,662)	-	(246,225)

Cash Flows from Financing Activities
Advance from related party	-	-	47,537
Repayment to related party	-	-	(2,205)
Issuance of common shares for cash	-	-	1,349,500
Issuance of convertible debentures	-	-	3,000,000
Issuance cost of convertible debentures	-	-	(25,000)
Issuance of convertible promissory notes	775,000		1,525,000
Net cash provided by financing activities	775,000	-	5,894,832

Increase (decrease) in cash and cash equivalents	(4,278)	(1,029,234)	244,346
Cash and cash equivalents - beginning of period	248,624	1,239,603	-
Cash and cash equivalents - end of period	$244,346	$210,369	$244,346

Supplementary Cash Flow Information
Non-cash investing and financing activities:
Common stock issued for debt	$1,284,174	$730,653	$6,360,376
Promissory note issued for expenses	$-	$106,667	$106,667
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2013
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

A wholly owned subsidiary, 1617437 Alberta Ltd. was incorporated in the province of Alberta, Canada on July 8, 2011. Effective October 2, 2013, the subsidiary changed its name to Alta Disposal Ltd.

On October, 18, 2013, the Company acquired 51% interest in Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.).

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2013
(Unaudited)

2. Significant Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated interim financial statements include the accounts of the Company, its wholly-owned subsidiary Alta Disposal Ltd. and its 51% owned subsidiary Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.). Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $244,346 and $248,624 in cash and cash equivalents at December 31, 2013 and June 30, 2013, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of December 31, 2013 and June 30, 2013, the Company had $nil and $25,935, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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
December 31, 2013
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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to December 31, 2013.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2013
(Unaudited)

2. Significant Accounting Policies - Continued

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to December 31 2013, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to December 31, 2013.

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

Warrants

We value our warrants with provisions resulting in derivative liabilities at fair value using the lattice model according to ASC-815-10-55. We revalue our warrants at the end of every period at fair value and record the difference in other income (expense) in the consolidated statements of operations.

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
December 31, 2013
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
December 31, 2013
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

Accounting Standards Updates ("ASUs") through ASU No. 2014-05 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

For the period ended December 31, 2013:

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
December 31, 2013
(Unaudited)

3. Capital Stock - Continued

Share Issuances - Continued

On August 1, 2013, the Company issued 48,485 common shares at a market price of $0.1650 per share for consulting fees.

On August 1, 2013, the Company issued 46,997 common shares at a market price of $0.1454 per share for consulting fees.

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

On September 1, 2013, the Company issued 57,469 common shares at a market price of $0.1450 per share for consulting fees.

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

On October 1, 2013, the Company issued 71,716 common shares at a market price of $0.1162 per share for consulting fees.

On October 9, 2013, the Company issued 1,300,000 common shares at a deemed price of $0.045 per share for debenture conversion of $90,000.

On October 10, 2013, the Company issued 66,667 common shares at a market price of $0.12 per share for consulting fees.

On October 15, 2013, the Company issued 95,643 common shares at a market price of $0.0941 per share for consulting fees.

On October 18, 2013, the Company issued 20,000,000 common shares at a deemed price of $0.001 per share for the conversion of 20,000,000 Series A Convertible Preferred shares.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2013
(Unaudited)

3. Capital Stock - Continued

Share Issuances - Continued

On October 24, 2013, the Company issued 2,000,000 common shares at a deemed price of $0.03825 per share for debenture conversion of $117,692.

On October 24, 2013, the Company issued 501,355 common shares at a deemed price of $0.05 per share for warrants exercise of $23,864 (Note 7).

On November 1, 2013, the Company issued 90,679 common shares at a market price of $0.0919 per share for consulting fees.

On November 1, 2013, the Company issued 87,052 common shares at a market price of $0.0919 per share for consulting fees.

On November 11, 2013, the Company issued 1,387,500 common shares at a deemed price of $0.042 per share for promissory note and interest conversion of $81,846 (Note 7).

On November 15, 2013, the Company issued 109,756 common shares at a market price of $0.082 per share for consulting fees.

On November 18, 2013, the Company issued 2,500,000 common shares at a deemed price of $0.03 per share for promissory note and interest conversion of $150,000 (Note 7).

On November 18, 2013, the Company issued 2,000,000 common shares at a deemed price of $0.03 per share for debenture conversion of $92,308.

On December 1, 2013, the Company issued 105,888 common shares at a market price of $0.0787 per share for consulting fees.

On December 4, 2013, the Company issued 1,435,345 common shares at a deemed price of $0.0406 per share for promissory note and interest conversion of $81,846 (Note 7).

On December 15, 2013, the Company issued 155,980 common shares at a market price of $0.0577 per share for consulting fees.

On December 20, 2013, the Company issued 3,000,000 common shares at a deemed price of $0.0163 per share for promissory note and interest conversion of $97,800 (Note 7).

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
December 31, 2013
(Unaudited)

3. Capital Stock - Continued

Share Issuances - Continued

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
December 31, 2013
(Unaudited)

3. Capital Stock - Continued

Share Issuances - Continued

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
December 31, 2013
(Unaudited)

3. Capital Stock - Continued

Share Issuances - Continued

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2013
(Unaudited)

3. Capital Stock - Continued

3/1/13	Shares issued for consulting fees	25,806	0.3100	8,000
3/8/13	Shares issued for debenture conversion	2,000,000	0.0770	154,000
3/14/13	Shares issued for investor relation	47,619	0.2100	10,000
3/15/13	Shares issued for consulting fees	38,876	0.2315	9,000
3/15/13	Shares issued for consulting fees	95,238	0.2100	20,000
3/15/13	Shares issued for debenture conversion	2,000,000	0.0950	190,000
3/27/13	Shares issued for investor relation	389,189	0.185	72,000
4/1/13	Shares issued for mining expenses	71,429	0.2100	15,000
4/1/13	Shares issued for consulting fees	38,095	0.2100	8,000
4/15/13	Shares issued for investor relation	50,000	0.2000	10,000
4/15/13	Shares issued for consulting fees	100,000	0.2000	20,000
4/15/13	Shares issued for consulting fees	57,007	0.2105	12,000
4/23/13	Shares issued for debenture conversion	2,000,000	0.0805	161,000
4/29/13	Shares issued for director fees	300,000	0.1800	54,000
5/1/13	Shares issued for consulting fees	47,059	0.1700	8,000
5/13/13	Shares issued for debenture conversion	2,000,000	0.0750	150,000
5/15/13	Shares issued for consulting fees	113,636	0.1760	20,000
5/15/13	Shares issued for consulting fees	70,588	0.1700	12,000
5/30/13	Shares issued for debenture conversion	2,400,000	0.0750	180,000
6/1/13	Shares issued for consulting fees	50,000	0.1600	8,000
6/14/13	Shares issued for consulting fees	142,857	0.1400	20,000
6/15/13	Shares issued for consulting fees	88,235	0.1360	12,000
7/1/13	Shares issued for consulting fees	80,000	0.1000	8,000
7/1/13	Shares issued for consulting fees	37,594	0.1330	5,000
7/3/13	Shares issued for note payable conversion	954,461	0.0825	105,410
7/9/13	Shares issued for debenture conversion	2,000,000	0.0450	138,462
7/15/13	Shares issued for consulting fees	181,818	0.1100	20,000
7/15/13	Shares issued for consulting fees	54,545	0.1100	6,000
8/1/13	Shares issued for consulting fees	48,485	0.1650	8,000
8/1/13	Shares issued for consulting fees	46,997	0.1454	6,833
8/13/13	Shares issued for promissory note		0.0735
	conversion	1,585,714		163,693
8/14/13	Shares issued for debenture conversion	844,300	0.0525	68,194
8/15/13	Shares issued for consulting fees	28,736	0.2088	6,000
9/1/13	Shares issued for consulting fees	57,469	0.1450	8,333
9/1/13	Shares issued for consulting fees	61,069	0.1310	8,000
9/6/13	Shares issued for warrants exercise	2,375,052	0.1900	446,789
9/15/13	Shares issued for consulting fees	48,702	0.1232	6,000
9/19/13	Shares issued for debenture conversion	1,400,000	0.0450	96,923
9/23/13	Shares issued for warrants exercise	1,293,717	0.0400	56,486
10/1/13	Shares issued for consulting fees	71,716	0.1162	8,333
10/9/13	Shares issued for debenture conversion	1,300,000	0.0450	90,000
10/10/13	Shares issued for consulting fees	66,667	0.1200	8,000
10/15/13	Shares issued for consulting fees	95,643	0.0941	9,000
10/18/13	Shares issued for conversion of Series A		0.001
	Convertible Preferred shares	20,000,000		20,000
10/24/13	Shares issued for debenture conversion	2,000,000	0.03825	117,692
10/24/13	Shares issued for warrants exercise	501,355	0.05	26,316

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2013
(Unaudited)

3. Capital Stock - Continued

11/01/13	Shares issued for consulting fees	90,679	0.0919	8,333
11/01/13	Shares issued for consulting fees	87,052	0.0919	8,000
11/11/13	Shares issued for debenture conversion	1,387,500	0.042	81,846
11/15/13	Shares issued for consulting fees	109,756	0.0820	9,000
11/18/13	Shares issued for debenture conversion	2,500,000	0.03	150,000
11/18/13	Shares issued for debenture conversion	2,000,000	0.03	92,308
12/01/13	Shares issued for consulting fees	105,888	0.0787	8,333
12/01/13	Shares issued for debenture conversion	1,435,345	0.0406	81,846
12/15/13	Shares issued for consulting fees	155,980	0.0577	9,000
12/20/13	Shares issued for debenture conversion	3,000,000	0.0163	97,800

	Cumulative Totals	100,888,662		$ 33,955,318

Of these shares, 12,561,996 were issued to directors and officers of the Company. 18,516,037 were issued to independent investors. 872,375 were issued for mining expenses. 948,604 were issued for investor relation expenses. 200,000 were issued for debt settlement. 29,728,393 were issued for debenture and interest conversion. 1,028,113 were issued for exercise of warrants attached to convertible debentures. 9,908,559 were issued for promissory note and interest conversions. 4,170,124 were issued for exercise of warrants attached to convertible promissory notes. 954,461 were issued for note payable conversion. 2,000,000 were issued for a mining option settlement. 20,000,000 were issued for the conversion of Series A Convertible Preferred shares. The Company has no stock option plan, warrants or other dilutive securities, other than warrants issued to acquire 9,180,589 shares of the Company regarding convertible promissory notes (Note 7).

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through December 31, 2013 of $10,703,279 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $255,099 and $631,985 during the periods ended December 31, 2013 and 2012, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2013
(Unaudited)

4. Provision for Income Taxes - Continued

The Company has no tax position at December 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2013. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2013, June 30, 2012 and June 30, 2011 are still open for examination by the Internal Revenue Service (IRS).

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
December 31, 2013
(Unaudited)

5. Mineral Property Costs - Continued

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
December 31, 2013
(Unaudited)

5. Mineral Property Costs - Continued

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2013
(Unaudited)

6. Convertible Debenture

On May 15, 2012, the Company entered into a securities purchase agreement with an investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate face value of $1,680,000, at an original issuance discount of $180,000; resulting in $1,500,000 net proceeds to the Company. The debenture is due on May 15, 2013 and carries no interest, with an effective interest rate of 561.35% . The debenture is convertible at the lower of $0.45 and 65% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The debenture is also subject to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $2,584,615. On February 19, 2013, $154,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.077 per share in accordance with the terms of the agreement. On March 8, 2013, $154,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.077 per share in accordance with the terms of the agreement. On March 15, 2013, $190,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.095 per share in accordance with the terms of the agreement. On April 23, 2013, $161,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.0805 per share in accordance with the terms of the agreement. On May 13, 2013, $150,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.075 per share in accordance with the terms of the agreement. On May 30, 2013, $180,000 in face value of the debenture was converted to 2,400,000 common shares at a price of $0.075 per share in accordance with the terms of the agreement. On July 9, 2013, $90,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.045 per share in accordance with the terms of the agreement. On August 14, 2013, $44,326 in face value of the debenture was converted to 844,300 common shares at a price of $0.525 per share in accordance with the terms of the agreement. On September 19, 2013, $63,000 in face value of the debenture was converted to 1,400,000 common shares at a price of $0.045 per share in accordance with the terms of the agreement. The debenture was extended on July 23, 2013 for 12 months and will expire on May 15, 2014. On October 9, 2013, $90,000 in face value of the debenture was converted to 1,300,000 common shares at a price of $0.045 per share in accordance with the terms of the agreement. On October 24, 2013, $76,500 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.03825 per share in accordance with the terms of the agreement.

As of December 31, 2013, the debenture has a remaining balance of $459,499, in fair value ($298,674 in face value).

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2013
(Unaudited)

7. Convertible Promissory Notes

On February 13, 2013, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $1,100,000, at an issuance discount of $100,000; resulting in $1,000,000 net proceeds to the Company. On February 13, 2013, $100,000 net proceeds were received with an issuance discount of $10,000 for an aggregate face value of $110,000. On April 24, 2013, $50,000 net proceeds were received with an issuance discount of $5,000 for an aggregate face value of $55,000. On June 4, 2013, $50,000 net proceeds were received with an issuance discount of $5,000 for an aggregate face value of $55,000. On June 27, 2013, $50,000 net proceeds were received with an issuance discount of $5,000 for an aggregate face value of $55,000. On August 14, 2013, $75,000 net proceeds were received with an issuance discount of $7,500 for an aggregate face value of $82,500. On August 13, 2013, $110,000 in face value of the note was converted to 1,585,714 common shares at a price of $0.0735 per share in accordance with the term of the agreement. On November 11, 2013, $55,000 in face value of the note was converted to 1,387,500 common shares at a price of $0.042 per share in accordance with the term of the agreement. On December 4, 2013, $55,000 in face value of the note was converted to 1,435,345 common shares at a price of $0.04060 per share in accordance with the term of the agreement. On December 9, 2013, $100,000 net proceeds were received with an issuance discount of $10,000 for an aggregate face value of $110,000. There is no guarantee the investor will make additional payments. The note of $247,500 is due on February 13, 2016 and carries a one-time interest rate of 5% over the term of note, with an effective interest rate of 171.61% . The note is convertible at the lower of $0.25 and 70% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $353,571. During the period ended December 31, 2013, an interest expense of $22,289 was accrued.

Effective March 1, 2013, the Company entered into another securities purchase agreement with another investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $672,000, at an issuance discount of $72,000; resulting in $600,000 net proceeds to the Company.

On March 1, 2013, $150,000 net proceeds were received with an issuance discount of $18,000 for an aggregate face value of $168,000. The note of $168,000 is due on March 1, 2014 and carries no interest, with an effective interest rate of 561.36% . The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on March 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $336,000. On November 18, 2013, $75,000 in face value of the note was converted to 2,500,000 common shares at a price of $0.03 per share in accordance with the term of the agreement. On December 20, 2013, $48,900 in face value of the note was converted to 3,000,000 common shares at a price of $0.0163 per share in accordance with the term of the agreement.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2013
(Unaudited)

7. Convertible Promissory Notes - Continued

On April 1, 2013, an additional $150,000 of net proceeds was received with an issuance discount of $18,000 for an aggregate face value of $168,000. The note of $168,000 is due on April 1, 2014 and carries no interest, with an effective interest rate of 561.36% . The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on March 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $336,000.

On May 1, 2013, an additional $100,000 of net proceeds was received with an issuance discount of $12,000 for an aggregate face value of $112,000. The note of $112,000 is due on May 1, 2014 and carries no interest, with an effective interest rate of 561.36% . The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on March 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $224,000.

On June 1, 2013, an additional $100,000 of net proceeds was received with an issuance discount of $12,000 for an aggregate face value of $112,000. The note of $112,000 is due on June 1, 2014 and carries no interest, with an effective interest rate of 561.36% . The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on March 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $224,000.

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
December 31, 2013
(Unaudited)

7. Convertible Promissory Notes - Continued

Effective September 13, 2013, the Company entered into another securities purchase agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with aggregate net proceeds of $500,000,

On September 16, 2013, $250,000 net proceeds were received. The note of $250,000 is due on March 16, 2015 and carries an annual interest rate of 15%, with an effective interest rate of 227.33% . The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on September 16, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $500,000. During the period ended December 31, 2013, an interest expense of $10.993 was accrued.

On October 1, 2013, $250,000 net proceeds were received. The note of $250,000 is due on March 16, 2015 and carries an annual interest rate of 15%, with an effective interest rate of 227.33% . The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on October 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-1, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $500,000. During the period ended December 31, 2013, an interest expense of $9,452 was accrued.

The investor has the option during the 18 month period following September 13, 2013 to purchase additional convertible notes upon the same terms and conditions for up to $1,500,000.

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2013
(Unaudited)

7. Convertible Promissory Notes - Continued

On September 6, 2013, 3,632,433 warrants were exercised for 2,375,052 common shares of the Company at a deemed price of $0.19 in accordance with the terms of the agreement. A loss of $83,546 was recorded when the warrants were valued prior to the warrants exercise. On September 23, 2013, 540,540 warrants were exercised for 1,293,717 common shares of the Company at a deemed price of $0.04 in accordance with the term of the agreement. A loss of $2,432 was recorded when the warrants were valued prior to the warrants exercise. On October 24, 2013, 263,158 warrants were exercised for 501,355 common shares of the Company at a deemed price of $0.05 in accordance with the term of the agreement. A gain of $2,632 was recorded when the warrants were valued prior to the warrants exercise.

The Company used the Lattice Model for valuing warrants using the following assumptions:

•	Risk-free interest rates: 0.70% - 1.65%
•	Term: 5 years
•	Dividend yield: 0%
•	Underlying stock prices: $0.12 - $0.31
•	Volatilities: 485% - 489%

At December 31, 2013, the warrants were valued at $595,821 resulting in a gain of $162,963 in the period ended December 31, 2013. The corresponding debt discount of the promissory notes was accreted to interest expense over the terms of notes of 3 years, 1 year and 18 months respectively. During the period ended December 31, 2013, an accretion of $91,972 was recognized as interest expense.

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2013	5,133,750	$0.180	4.21 years
Warrants issued	8,482,970	$0.067	4.82 years
Exercised	(4,436,131)	$0.185	-
Cancelled	-	$-	-
Expired	-	$-	-

Balance, December 31, 2013	9,180,589	$0 084	4.76 years

8. Related Party Transactions

During the period ended December 31, 2013, the Company incurred consulting fees of $122,000 (2012 - $18,000) with directors and officers.

As of December 31, 2013, the Company was obligated to a director for a non-interest bearing demand loan with a balance of $45,332 (June 30, 2013 - $45,332). The Company plans to pay the loan back as cash flows become available.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2013
(Unaudited)

9. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2013, the Company had a working capital deficiency of $1,081,651 and an accumulated deficit of $35,052,907. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

On November 1, 2013, the Company entered into an agreement with a consultant to provide consulting services to Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.). Pursuant to the agreement, the consultant will receive CDN$7,600 per month from November 1, 2013 to April 30, 2014. In addition, the consultant is to receive $8,000 per month in unregistered restricted common shares.

On November 1, 2013, the Company entered into a second agreement with a consultant to provide consulting services to Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.). Pursuant to the agreement, the consultant will receive CDN$7,600 per month from November 1, 2013 to April 30, 2014.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
December 31, 2013
(Unaudited)

10. Commitments - Continued

On October 1, 2013, the Company entered into an agreement with an Agent to act as its non-exclusive intermediary to locate qualified prospects (each, a “Prospect”) that may desire to provide financing (debt or equity).

The Company agreed to pay the following:

i.	A cash retainer fee equal to $15,000.00.
ii.

A cash success fee equal to ten percent (10%) of the total amount of equity raised by Agent for the initial financing transaction and ten percent (10%) for all follow on equity from the same or new Prospects (includes common stock, preferred equity, membership or partnership units and convertible debt). The total amount of the financing(s) shall mean the fair market value of the consideration (including without limitation, cash, securities, other assets, and contingent payments) actually received by the Company in connection with the financing transaction(s).

iii.

A cash success fee equal to five percent (5%) of the total amount of debt raised by the Agent for the initial financing transaction and five percent (5%) for all follow on debt from the same or new Prospects. The total amount of the financing(s) shall mean the fair market value of the consideration (including without limitation, cash, securities, other assets, and contingent payments) actually received by the Company in connection with the financing transaction(s).

This agreement shall become effective October 1, 2013. Termination of this agreement shall be the date of the closing transaction(s) or three (3) months from the date above, whichever is earlier. However, the Company agrees to extend the terms of the Agreement twenty four (24) months following the date of termination, to any transaction(s) with any Prospect previously introduced in writing to The Company that are a result of Agent’s documented efforts prior to the date of termination.

Acquisition of Tero Oilfield Services Ltd

On August 20, 2013, the Company entered into a letter of intent with Tero Oilfield Services Ltd. (“Tero”), a private company, pursuant to which Tero agreed to sell to the Company 50% of the issued and outstanding common shares of Tero (“Acquisition”) in exchange for an aggregate of $1,000,000, comprised of:

i).	a non-refundable cash deposit of $50,000 to the shareholder of Tero within 10 days of entering the LOI (US$48,832 paid).
ii).	a payment of $950,000 in cash at the earlier of closing or March 1, 2014 to the shareholder of Tero. The closing has been postponed until March 1, 2014.

The Company has been granted an option to acquire an additional 25% of the shares in Tero for $500,000 by February 28, 2015.

11. Loan Receivable

Secured Bridge Loan Agreement

On December 18, 2014, the Company entered into an agreement with GD Glottech International Ltd (“GDGI”) whereby the company loaned to GDGI the sum of $20,000. GDGI will repay the total amount of the loan plus interest in the amount of $333.34 (representing a 10% annual interest rate), within sixty (60) days from the receipt of the loan funds or within five (5) days of Sonic Cavitation, LLC receiving a 5% Capital Contribution

12. Acquisition of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.)

From July 25, 2013 date of payment of first CDN$150,000 and October 18, 2013 date of last payment of CDN$150,000, the Company paid $433,034 (CDN$450,000) in cash, in exchange for 510,000 shares of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) common stock in accordance with the terms of the Agreements. This investment represents a 51% equity interest in the common stock of Alta Disposal Morinville Ltd. The shares are owned by our 100% owned subsidiary Alta Disposal Ltd.

The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with generally accepted accounting principles.

Fair Value of Consideration Transferred and Recording of Assets Acquired,
Liabilities Assumed and Non-controlling Interests

The following table summarizes the acquisition date fair value of the consideration transferred, identifiable assets acquired, liabilities assumed and non-controlling interests including an amount for goodwill:

Consideration:

Cash	$433,034
Fair value of total consideration transferred	$433,034
Recognized amount of identifiable assets acquired and liabilities assumed:
Financial assets (CDN$304,932 x $0.9714)	$296,211
Financial liabilities (CDN$850 x $0.9714)	(826)
Total identifiable net assets	295,385
Non-controlling interest	(224,668)
Goodwill	362,317
$433,034

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition is attributable to the general reputation of Blue Tap’s founding owner and expected synergies. The goodwill is not expected to be deductible for tax purposes.

12. Acquisition of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) - Continued

Below is a summary of the methodologies and significant assumptions used in estimating the fair value of non-controlling interests.

  Non-controlling interest — The fair value of the non-controlling interest of $212,187 (CDN$224,688) was determined based upon the $433,034 (CDN$450,000) fair value of consideration transferred to acquire our 51% interest, less adjustments for lack of control and lack of marketability that market participants would consider when estimating the fair value of the non-controlling interest in Blue Tap.
Support for NCI calculation:
$433,034 paid for 51%	$433,034/.51	$849,086	Implied enterprise value
		416,052	49% subject interest
		(41,605)	Discount for lack of control 10%
		374,447	Fair value, non-controlling, marketable
		(149,779)	40% discount for lack or marketability

		$224,668	Fair value, non-controlling, non-marketable

Goodwill Impairment

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill acquired in a business combination is not amortized. The Company evaluates the carrying amount of goodwill for impairment annually on June 30 and whenever events or circumstances indicate impairment may have occurred.

When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value

Due to the inability to meet anticipated sales growth, the Company assessed the acquired goodwill associated with its related business units for impairment as of December 31, 2013. Based on the discounted cash flows model utilizing estimated future earnings and cash flows, the fair value of the reporting units was less than the carrying value of the acquired goodwill. The Company’s evaluation of goodwill resulted in a total impairment charge of $362,317 for the period year ended December 31, 2013; of which all was attributed to Alta Disposal Morinville Ltd.

13. Subsequent Events

Issuances of common shares

On January 1, 2014, the Company issued 134,329 common shares at a market price of $0.067 per share for consulting fees.

On January 6, 2014, the Company issued 2,553,681 common shares at a deemed price of $0.2282 per share for promissory note conversion.

On January 6, 2014, the Company issued 3,000,000 common shares at a deemed price of $0.2261 per share for Convertible debenture conversion.

On January 15, 2014, the Company issued 1,601,227 common shares at a deemed price of $0.0163 per share for promissory note conversion of $26,100.

On January 16, 2014, the Company issued 3,500,000 common shares at a deemed price of $0.2261 per share for Convertible debenture conversion.

On February 1, 2014, the Company issued 211,268 common shares at a market price of $0.0426 per share for consulting fees.

On February 4, 2014, the Company issued 899,071 common shares for warrants exercise.

On February 14, 2014, the Company issued 2,000,000 common shares at a deemed price of $0.2240 per share for promissory note conversion.

On February 14, 2014, the Company issued 3,300,000 common shares at a deemed price of $0.2240 per share for Convertible debenture conversion.

Settlement Agreement

On January 6, 2014, the Company entered into an amendment and settlement agreement dated January 3, 2014 (the “Settlement Agreement”) with JDF Capital Inc. The Settlement Agreement amends the terms of the Senior Convertible Debenture dated May 15, 2012 which was issued pursuant to the Securities Purchase Agreement dated March 28, 2012 (as amended on May 15, 2012 and September 17, 2012) between our Company and Hagen Investments Ltd. JDF Capital Inc. is the assignee of the $1,680,000 May 15, 2012 debenture, which was due on December 28, 2012.

As at January 6, 2014 a balance of approximately $298,674 remained payable on the May 15, 2012 debenture, and the effective conversion price applicable to the outstanding debt was the lesser of $0.20 and 50% of the lowest reported sales price of our common stock during the 20 days prior to conversion. The Settlement Agreement reduces the conversion discount by increasing the conversion price to the lesser of $0.20 and 70% of the lowest reported sale price of our common stock during the 20 days prior to conversion.

13. Subsequent Events - Continued

In addition, the Settlement Agreement retires secured convertible promissory notes held by JDF Capital dated September 16, 2013 and October 15, 2013 in the aggregate amount of $1,134,500. In consideration of the retirement of the convertible notes, we have designated and issued to JDF Capital 1,134,500 shares of Series B Preferred Stock which are convertible into common shares upon the same terms and preferences as the retired debentures. Each Series B Preferred Share is valued at $1 per share and is convertible into common shares at the conversion price equal to a 50% discount to the lowest reported sale price of our common stock during the 20 day period preceding the conversion date. The Series B Preferred Shares are non-voting with the common shares prior to conversion and have a liquidation preference to the common shares of $1 per share upon any liquidation, dissolution or winding-up of our Company. We have authorized 2,000,000 shares of Series B Preferred Stock in the aggregate which are issuable only in consideration of the extinguishment of existing convertible debt of our Company

The Company has evaluated subsequent events from January 1, 2014, through the date of this report, and determined there are no other items to disclose.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” mean Lithium Exploration Group, Inc. and our wholly owned subsidiary, Alta Disposal Ltd., an Alberta, Canada corporation, and our partially owned subsidiary, Alta Disposal Morinville Ltd., an Alberta, Canada corporation, unless otherwise indicated.

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

We have one wholly-owned subsidiary, Alta Disposal Ltd. (formerly 1617437 Alberta Ltd.), an Alberta, Canada corporation. On October 18, 2013, our company, through our wholly owned subsidiary, Alta Disposal Ltd., completed the acquisition of 51% of shares of Blue Tap Resources Inc. for total payment of CAD$450,000. As of September 30, 2013, CDN $300,000 (US$294,908) was paid regarding the acquisition. As a result of the share acquisition, Blue Tap Resources Inc. is now a partially owned subsidiary of our company through our wholly owned subsidiary, Alta Disposal Ltd. The name of Blue Tap Resources Inc. was changed to Alta Disposal Morinville Ltd. on January 22, 2014.

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

  CAD$20,000 (USD$20,000) cash payment due on January 1, 2013; and
  CAD$80,000 (USD$80,000) by a 15% one year promissory note starting January 1, 2013.

The note was interest free until March 31, 2013. After March 31, 2013, interest accrued on the principal balance then in arrears at the rate of 15% per annum. Payments were due and payable by December 31, 2013. Further, at any time, Lithium Exploration VIII and Golden Virtue may have elected to convert the remaining balance of the note and accrued interest into common shares of our company at 75% of the closing market price of our company’s common shares on the election day.

On July 3, 2013, Lithium Exploration VIII and Golden Virtue elected to convert the note and accrued interest in the combined aggregate amount of CAD$83,057.53 (USD$78,743) into common shares of our company. Pursuant to this election, we issued an aggregate of 954,461 shares of our common stock pursuant to the note and election referred to above at the price of USD$0.0825.

On June 29, 2011, we entered into a securities purchase agreement with Hagen Investments Ltd., as modified on September 17, 2012. Pursuant to the terms of the agreement, Hagen acquired convertible debentures with an aggregate total of $1,500,000. $1,000,000 was paid on June 29, 2011 and $500,000 was paid on July 12, 2011. The release of the full $1,500,000 to us is governed by the terms of an escrow agreement entered into on the same day. The debenture initially carried an interest rate of 12% per annum and was convertible at $0.83 per share subject to various prescribed conditions. Along with the debentures, we issued warrants to acquire a total of 1,204,819 shares of our common stock for a period of 5 years. Pursuant to a registration rights agreement entered into with Hagen on June 29, 2011, we were required to file a registration statement for the shares underlying the convertible debentures, as well as the warrants, within 30 days of the closing of the initial $1,000,000 and ensure that the registration statement was declared effective by the Securities and Exchange Commission within 120 days of the closing. The registration was made effective on February 29, 2012, but because effectiveness was granted following 120 days from closing of the registration rights agreement, we incurred a 10% penalty on all convertible debentures registered pursuant to the agreement. Accordingly, whereas the conversion price of the debentures was previously the lesser of (i) 65% of the lowest reported sale price of our common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.83, the discounted conversion price became the lesser of (i) 55% of the lowest reported sale price of our common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.83. All securities under the securities purchase agreement have been converted.

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

Pursuant to the sales agency agreement we have been appointed as sales agent for the patented mechanical ultrasound technology within Canada. Our appointment will be exclusive within the field of non petro-chemical mining and non-exclusive in all other fields of use. In consideration of the sales agency rights, we agreed to issue to GD Glottech International 2,000,000 common shares of our capital stock, which obligation has been satisfied through the transfer to GD Glottech International of 2,000,000 shares held by our officer and director, Alexander Walsh. It was the explicit intention of the parties that this share transfer fulfills the prior obligations of Alexander Walsh and our company with respect to the option contemplated in the March and November 2011 agreements with Glottech-USA. We will receive a royalty in respect of sales of the technology secured by us. The term of the initial agreement will be for 5 years with the possibility of extension if sales targets are achieved.

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

On April 25, 2013, we attended a hearing on the motions pending in the lawsuit filed in Chester County, Pennsylvania. The Court did not rule on any of the motions and, instead, stayed the case as to Glottech-USA until December 2013 pending the outcome of the lawsuit seeking dissolution of Glottech-USA. The matter in Pennsylvania is still pending resolution of the lawsuit wherein members of Glottech-USA, LLC seek dissolution of Glottech-USA.

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

On March 28, 2012, we entered into a securities purchase agreement with Hagen, as modified on May 15, 2012 and September 17, 2012. Pursuant to the terms of the agreement, within 45 days Hagen would acquire convertible debentures with an aggregate total of $1,680,000, at an original issuance discount of $180,000, resulting in $1,500,000 net proceeds to us.

On May 15, 2012, we received $1,500,000 from Hagen and closed the securities purchase agreement. In conjunction with this closing we issued the convertible debenture in the amount of $1,680,000. The debenture was due on May 15, 2013, carried no interest, and is convertible at the lower of $0.45 per share or 65% of the lowest reported price of our common stock over the 20 trading days immediately prior to the date of conversion. Additionally, we issued Hagen a warrant to acquire 3,333,333 shares of our common stock for a period of five years. On September 17, 2012, we entered into an agreement to modify pricing mechanisms of the warrant and the convertible debenture in the original securities purchase agreement such that the exercise price per share of the common stock under the warrant shall be $0.20, subject to adjustment, and the conversion price of the debenture shall be the lesser of (i) 65% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to the conversion date, or (ii) $0.20. Excluding the modifications to the exercise price of the warrant and to reduce the conversion price of the debenture, the original securities purchase agreement dated March 28, 2012, will remain un-amended and in full force and effect. The debenture was extended and will expire on May 15, 2014.

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

On February 19, 2013, we entered into a securities purchase agreement, with an effective date of March 1, 2013, with JDF Capital Inc. Pursuant to the terms of the agreement, our company has issued a secured convertible promissory note in an aggregate principal amount of $672,000 and a warrant to purchase 3,632,433 shares of our company’s common stock with an exercise price of $0.185 per share for an aggregate exercise price of $672,000 for a period of five years, for consideration of $600,000 (original issue discount of $72,000 in lieu of interest), of which $150,000 was paid to our company upon closing on March 1, 2013. The note shall have a maturity date of 12 months from each tranche of consideration, as set out in the note. Additional payments of $150,000 were due on April 1, 2013, $100,000 on May 1, 2013, $100,000 on June 1, 2013, and $100,000 on July 1, 2013 to satisfy the aggregate amount of $600,000 as part of the February 19, 2013 agreement. The additional April, May, June and July payments have been received by our company.

Effective October 1, 2012, Alexander Walsh, our company's president and director, established a 10b5-1 Sales Plan in connection with an overall asset diversification strategy. The plan was made effective on October 1, 2012. Under his 10b5-1 Plan, Mr. Walsh may sell shares of our common stock, not to exceed 270,000 shares over the term of the plan. The plan expired on November 30, 2012. The authorized sale price of the shares was a limit price, such that sales should only be effected if the market price on the sale day is greater than or equal to eighteen cents $.18 per share. The sale of our company’s common stock owned by Mr. Walsh pursuant to his 10b5-1 Plan was scheduled to occur at regular intervals during the months of October and November 2012, provided that a designated minimum share price is met. Between the effective date of the plan on October 1, 2012 and its expiration on November 30, 2013, Mr. Walsh sold an aggregate of 270,000 shares of our common stock under the plan. Sales transactions occurring under Mr. Walsh’s 10b5-1 Plan were disclosed publicly through Form 4 filings with the SEC and are subject to the restrictions and filing requirements of Rule 144.

Effective February 27, 2013, Alexander Walsh, our company's president and director, established a 10b5-1 Sales Plan in connection with an overall asset diversification strategy. The plan was made effective on March 7, 2013. Under his 10b5-1 Plan, Mr. Walsh may sell a number of shares of our company's common stock not to exceed 10% of the daily volume on any trading day during the term of the plan. The plan expired on May 27, 2013. The authorized sale price of the shares was a limit price, such that sales may only be made if the market price on the day of sale is greater than or equal to $0.20 per share, subject to adjustment for capital alterations. The sale of our company’s common stock owned by Mr. Walsh pursuant to his 10b5-1 Plan was scheduled to occur at regular intervals until May 27, 2013, provided that a designated minimum share price is met. Between the effective date of the plan on March 7, 2013 and its expiration on May 27, 2013, Mr. Walsh sold an aggregate of 90,000 shares of our common stock under the plan. Sales transactions occurring under Mr. Walsh’s 10b5-1 Plan were disclosed publicly through Form 4 filings with the SEC and are subject to the restrictions and filing requirements of Rule 144.

Effective June 4, 2013, Alexander Walsh, our company's president and director, established a 10b5-1 Sales Plan in connection with an overall asset diversification strategy. The plan was made effective on June 4, 2013. Under his 10b5-1 Plan, Mr. Walsh may sell a number of shares of our company's common stock not to exceed 10% of the daily volume on any trading day during the term of the plan. The plan expired on September 1, 2013. The authorized sale price of the shares was limited to not trading more than 10% of the daily volume on any trading day during the plan. The sale of our company’s common stock owned by Mr. Walsh pursuant to his 10b5-1 Plan was scheduled to occur at regular intervals until August 27, 2013, provided that a designated minimum share price is met. Between the effective date of the plan on June 4, 2013 and August 27, 2013, Mr. Walsh sold an aggregate of 320,000 shares of our common stock under the plan. Sales transactions occurring under Mr. Walsh’s 10b5-1 Plan were disclosed publicly through Form 4 filings with the SEC and are subject to the restrictions and filing requirements of Rule 144.

On May 1, 2013, we entered into a consulting agreement with Alexander Koretsky whereby, Mr. Koretsky agreed to provide certain consulting duties and services as requested by our company. The agreement is effective May 1, 2013 and will continue for a period of eight months. As compensation, our company has agreed to pay to Mr. Koretsky a salary of $8,333.33 per month in cash, common shares of our company, or in both cash and common shares of our company, at the sole discretion of our company. Where Mr. Koretsky is paid in common shares of our company, such shares have been previously registered on a Form S-8 registration statement, filed with the United States Securities and Exchange Commission on January 30, 2013. The term of the agreement has expired and our company does not intend to renew this agreement.

On June 11, 2013, we entered into a letter of intent with Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) pursuant to which we agreed to acquire not less than 51% of the outstanding securities of Alta Disposal Morinville in consideration of an aggregate investment of $450,000 in Alta Disposal Morinville’s waste water disposal facility located in Morinville, Alberta. The closing of the transaction was subject to a number of conditions precedent, including but not limited to completion of due diligence and the negotiation of a definitive long form agreement.

On July 29, 2013, in anticipation of the completion of a formal agreement with Alta Disposal Morinville embodying the terms of the letter of intent, we entered into a convertible debenture agreement with Alta Disposal Morinville pursuant to which we agreed to deliver to Alta Disposal Morinville up to CAD$300,000 (approximately USD$291,000) payable in two installments of CAD$150,000 deliverable respectively upon execution of the convertible debenture, and within 5 business days following receipt of regulatory approval for the re-activation of Alta Disposal Morinville’s waste water disposal facility. Delivery of the first and second installments totaling CAD$300,000 have been satisfied and the acquisition was finalized as of October 18, 2013. The funds advanced shall be secured against all present and future assets and undertakings of Alta Disposal Morinville and shall be convertible at our option into a number of common shares of Alta Disposal Morinville equal to 51% of its issued and outstanding voting stock. In the event that we do not acquire a 51% interest in Alta Disposal Morinville, the principal amount of the convertible debenture shall be payable in full by July 30, 2014. The principal amount will bear no interest until maturity, whereafter it will bear interest of 8% per annum.

Effective August 1, 2013, we entered into a joint venture agreement with Alta Disposal Morinville pursuant to which our company and Alta Disposal Morinville will operate certain lands and facilities including a disposal well in the Morinville Area of Alberta.

On October 18, 2013, we completed the acquisition of 51% of the outstanding securities of Alta Disposal Morinville, a corporation formed under the laws of the Province of Alberta, Canada, pursuant to a letter of intent with Alta Disposal Morinville dated June 11, 2013. As a result of the share acquisition, Alta Disposal Morinville is now a partially owned subsidiary of our company through our wholly owned subsidiary, Alta Disposal Ltd.

In accordance with the letter of intent, we acquired, through our wholly owned subsidiary, Alta Disposal Ltd., 51% of the outstanding securities of Alta Disposal Morinville (being 510,000 common shares) in consideration of an aggregate investment of CDN$450,000 (approximately USD$436,000) in Alta Disposal Morinville’s waste water disposal facility located in Morinville, Alberta, where Alta Disposal Morinville holds a 100% working interest in 17 freehold mineral leases. There are currently two standing natural gas wells and one disposal well located on the leases, including water disposal facilities, tanks and equipment. Payment of an initial CDN$300,000 (USD$291,000) of the CDN$450,000 aggregate investment was made pursuant to a secured convertible debenture which has been fully converted into common shares of Alta Disposal Morinville. The Alta Disposal Morinville leases are subject to a 3% gross overriding royalty held by Mr. Vincent Murphy pursuant to a gross overriding royalty agreement dated June 30, 2013. The royalty is payable on all fluids separated, treated, or otherwise enhanced for sale on the lease property.

The acquisition of Alta Disposal Morinville was completed through our wholly owned subsidiary, Alta Disposal Ltd., which was formed in the Province of Alberta for the sole purpose of the transaction with Alta Disposal Morinville. Concurrent with the closing of the acquisition, Alta Disposal entered into a unanimous shareholders and management agreement (the “Shareholders Agreement”) dated October 18, 2013 with Excel Petroleum Ltd. (which holds 49% of Alta Disposal Morinville) and Alta Disposal Morinville itself.

Pursuant to the Shareholders Agreement, Alta Disposal may continue to fund the current capital requirements of Alta Disposal Morinville up to an aggregate of $420,000 in consideration of additional shares of Alta Disposal Morinville at the rate of 163,250 shares (equivalent to approximately 5% of Alta Disposal Morinville’s common shares on a diluted basis) for each $105,000 funded until Alta Disposal holds an aggregate of 70% of Alta Disposal Morinville’s outstanding common shares. If Alta Disposal elects to fund the on-going capital requirements of Alta Disposal Morinville beyond the aggregate of $870,000 any such funds advanced by Alta Disposal will be deemed to be funds loaned by Alta Disposal to Alta Disposal Morinville on a non-interest bearing, unsecured bridge loan basis. Any such funds provided to Alta Disposal Morinville will be repayable from cash flow generated by Alta Disposal Morinville. Funds loaned prior to June 30, 2014 will not be due and payable until June 30, 2014 and thereafter will not be due and payable until at least 6 months following the date of any such loan.

Other terms of the Shareholders Agreement include:

  the board of directors of Alta Disposal Morinville will consist of 3 directors including 2 nominees of Alta and 1 nominee of Excel.
  Alexander Walsh will serve as chairman of the board of directors, president and chief executive officer of Alta Disposal Morinville.
  Approval of the shareholders holding not less than 60% of Alta Disposal Morinville shares will be required to remove or appoint officers of Alta Disposal Morinville.
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
  Each shareholder of Alta Disposal Morinville will have a right of first refusal to purchase all shares sought to be sold by the other shareholder.
  Customary restrictions on the encumbrance and disposition of shares.

The Shareholders Agreement additionally provides for the engagement of Valeura Energy Inc. as the operator of Alta Disposal Morinville’s lands, wells, the facilities, pipelines and disposal wells pursuant to an operating agreement between Alta Disposal Morinville and Valeura dated July 9, 2013. Valeura will retain a 10% working interest in Alta Disposal Morinville’s lands until completion of the initial work on the disposal well project and will re-convey that interest to Alta Disposal Morinville provided that Alta Disposal Morinville has paid Valeura a cash payment of $2,500 per month for acting as operator of the disposal well and the lands and upon payment of an amount of $10,000 to Valeura upon completion of the project. The disposal well work program must be mutually approved by Alta Disposal Morinville and Valeura. Alta Disposal Morinville will be responsible for all costs and expenses relating to the work program.

On August 21, 2013, we entered into a letter of intent with Tero Oilfield Services Ltd. Pursuant to the letter of intent, Tero agreed to sell and we agreed to purchase 50% of the issued and outstanding common shares of Tero in exchange for an aggregate of $1,500,000, comprised of:

  a non-refundable cash deposit of $50,000 to the shareholder of Tero within 10 days entering the letter of intent (paid);
  a payment of $950,000 in cash at the earlier of closing or March 1, 2014 to the shareholder of Tero. Closing of this transaction has been postponed until March 1, 2014;

On July 25, 2013, we entered into a consulting agreement with Advanced Capital Trading, LLC, pursuant to which Advanced Capital will perform financial consulting services for our company for a period of three months with an extension of an additional three months based on performance, such services commenced effective August 1, 2013. Compensation payable to Advanced Capital of $10,000 was paid upon execution of the consulting agreement.

On September 16, 2013, our company and Advanced Capital entered into an expanded services agreement which extended the term of the commitment for an additional three months through January 2014. Our company does not intend to renew this agreement.

On September 13, 2013, we entered into a securities purchase agreement with JDF Capital Inc., pursuant to which JDF Capital has agreed to provide our company with an aggregate investment of $500,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants.

On September 16, 2013, JDF Capital funded a first installment of $250,000 in consideration of a secured convertible promissory note in the amount of $306,250, being $250,000 and 18 months prepaid interest at 15%. The note has a maturity date of 18 months from September 16, 2013. As additional consideration, we have also issued to JDF Capital an aggregate of $250,000 in warrants with each warrant exercisable for the purchase of 1 common share for a period of five years. The warrants are exercisable into our common shares at a price of the lowest closing price of our common shares in the 20 trading days preceding the date that the warrants are exercised, multiplied by 150%. JDF Capital may, in the alternative, exercise the warrants on a cashless basis in the event the shares underlying the warrants are not registered in a registration statement within 6 months of the securities purchase agreement. The cashless exercise price will be the quotient obtained by dividing [(A-B) (X)] by (A), where:

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

The second $250,000 installment of the financing was paid to us on October 1, 2013, pursuant to which we issued a second convertible promissory note upon the same terms. We also issued additional warrants with an aggregate exercise price of $250,000 to JDF Capital. Each warrant is exercisable into one common share for a period of five years. The warrants are exercisable into our common shares at a price of the lowest closing price of our common shares in the 20 trading days preceding the date that the warrants are exercised, multiplied by 150%. JDF Capital may, in the alternative, exercise the warrants on a cashless basis in the event the shares underlying the warrants are not registered in a registration statement within 6 months of the securities purchase agreement.

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

JDF Capital will have the option during the 18 month period following September 13, 2013 to purchase additional convertible notes upon the same terms and conditions for up to $1,500,000 in additional financing.

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

Our company was indebted to JDF Capital for funds provided to us in the amount of USD$672,000 pursuant to the conditions of the securities purchase agreement dated February 19, 2013.

On October 31, 2013, we entered into a securities assignment agreement with JDF Capital and Blue Citi LLC, where the parties agreed to assign an aggregate of $150,000 of the securities purchase agreement to Blue Citi.

On December 20, 2013, we issued 3,000,000 shares of our company’s common stock on receipt of a notice of conversion from Blue Citi to convert USD$48,900 of USD$75,000 of the remaining amount due to Blue Citi into 3,000,000 shares of our company’s common stock at a deemed purchase price of USD$0.0163 per share, pursuant to the conversion terms in the securities purchase agreement and the assignment agreement.

On January 1, 2014, we entered into a consulting agreement effective January 1, 2014 for a term of 12 months with International Compass, LLC for the services of Bryan Kleinlein as chief financial officer of our company. As compensation, we agreed to pay to International Compass $12,000 per month during the term of the agreement payable in cash and/or common shares of our company that were previously registered on Form S-8 at our sole discretion. The value of the shares of our company issued as compensation, if any, shall be based on the volume weighted average trading closing price of the shares of our company in the five (5) trading days immediately preceding the date(s) which the shares are due. Mr. Kleinlein was first appointed as our chief financial officer on May 15, 2012.

On January 6, 2014 we entered into an amendment and settlement agreement dated January 3, 2014 with JDF Capital. The settlement agreement amends the terms of the senior convertible debenture dated May 15, 2012 which was issued pursuant to the securities purchase agreement dated March 28, 2012 (as amended on May 15, 2012 and September 17, 2012) between our company and Hagen Investments Ltd. JDF Capital Inc. is the assignee of the $1,680,000 May 15, 2012 debenture, which was due on December 28, 2012.

As at January 6, 2014, a balance of approximately $298,674 remained payable on the May 15, 2012 debenture, and the effective conversion price applicable to the outstanding debt was the lesser of $0.20 and 50% of the lowest reported sales price of our common stock during the 20 days prior to conversion. The settlement agreement reduces the conversion discount by increasing the conversion price to the lesser of $0.20 and 70% of the lowest reported sale price of our common stock during the 20 days prior to conversion.

In addition, the settlement agreement retires secured convertible promissory notes held by JDF Capital dated September 16, 2013 and October 15, 2013 in the aggregate amount of $1,134,500. In consideration of the retirement of the convertible notes, we have designated and issued to JDF Capital 1,134,500 shares of Series B Preferred Stock (issued on January 6, 2014) which are convertible into common shares upon the same terms and preferences as the retired debentures. Each Series B Preferred Share is valued at $1 per share and is convertible into common shares at the conversion price equal to a 50% discount to the lowest reported sale price of our common stock during the 20 day period preceding the conversion date. The Series B Preferred Shares are non-voting with the common shares prior to conversion and have a liquidation preference to the common shares of $1 per share upon any liquidation, dissolution or winding-up of our company. We have authorized 2,000,000 shares of Series B Preferred Stock in the aggregate which are issuable only in consideration of the extinguishment of existing convertible debt of our company.

On January 15, 2014, pursuant to the assignment agreement between JDF Capital, Blue Citi and our company, we issued 1,601,227 shares of our company’s common stock on receipt of a notice of conversion from Blue Citi to convert the remaining USD$26,100 outstanding due to Blue Citi at a deemed conversion rate of USD$0.0163 per share, pursuant to the conversion terms in the share purchase agreement and the assignment agreement.

Results of Operations

We have generated no revenues since inception and have incurred $945,517 and $1,241,337 respectively, in operating expenses for the three and six month periods ended December 31, 2013 and $30,991,633 from May 31, 2006 (inception).

The following provides selected financial data about our company for the three and six month periods ended December 31, 2013 and 2012.

Three months ended December 31, 2013 and 2012.

		Three months		Three months
		ended		ended
		December 31,		December 31,
		2013		2012
Revenue	$	Nil	$	Nil
Operating expenses		$(945,517)		$(768,567)
Other income (expenses):
Interest expense		$(592,267)		$(459,854)
Gain on derivative liability		$204,448		$94,991
Net loss		$(1,333,336)		$(1,133,430)

Operating expenses for the three months ended December 31, 2013 decreased as a result of decreases in mining expenses, professional fees, travel and wages.

Six months ended December 31, 2013 and 2012.

		Six months		Six months
		ended		ended
		December 31,		December 31,
		2013		2012
Revenue	$	Nil	$	Nil
Operating expenses		$(1,241,337)		$(1,154,334)
Loss from operations		$(1,241,337)		$(1,154,334)
Other income (expenses):
Interest expense		$(850,485)		$(1,624,639)
Gain on derivative liability		$162,963		$771,086
Net loss		$(1,928,859)		$(2,007,887)

Operating expenses for the six months ended December 31, 2013 decreased as a result of decreases in advertising, mining expenses, professional fees, travel and wages.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2013, and June 30, 2013, respectively.

Working Capital

	As at	As at
	December 31,	June 30,
	2013	2013
Total current assets	$298,251	$292,646
Total current liabilities	$1,415,447	$1,768,670
Working capital (deficit)	$(1,117,196)	$(1,476,024)

Cash Flows

	Six Months		Six Months
	ended		ended
	December 31,		December 31,
	2013		2012
Net cash provided by (used in) operating activities	$(740,616)		$(1,029,234)
Net cash provided by (used in) investing activities	$(38,662)	$	Nil
Net cash provided by (used in) financing activities	$775,000	$	Nil
Increase (Decrease) in cash	$(4,278)		$(1,029,234)

We had cash of $244,346 as of December 31, 2013 compared to cash of $248,624 as of June 30, 2013. We had a working capital deficit of $1,117,196 as of December 31, 2013 compared to a working capital deficit of $1,476,024 as of June 30, 2013.

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

Anticipated Cash Requirements

We estimate that our expenses and other working capital requirements over the next 12 months will be approximately $1,900,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated	Estimated
	Completion	Expenses
	Date	($)
General and administrative	12 months	$250,000
Mining expenses	12 months	$50,000
Professional fees	12 months	$150,000
Tero Oilfield Services acquisition requirement	1 month	$950,000
Tero Oilfield Services option	2/28/2015	$500,000
Total		$1,900,000

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

The consolidated financial statements include the accounts of our company, our wholly-owned subsidiary Alta Disposal Ltd. and its 51% owned subsidiary Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.). Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $244,346 and $248,624 in cash and cash equivalents at December 31, 2013 and June 30, 2013, respectively.

Concentration of Risk

Our company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of December 31, 2013 and June 30, 2013, our company had $Nil and $25,935, respectively, in deposits in excess of federally insured limits in its US bank. Our company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to December 31, 2013.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to December 31, 2013, our company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to December 31, 2013.

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

On April 25, 2013, we attended a hearing on the motions pending in the lawsuit filed in Chester County, Pennsylvania. The Court did not rule on any of the motions and, instead, stayed the case as to Glottech-USA until December of 2013 pending the outcome of the lawsuit seeking dissolution of Glottech-USA. The matter in Pennsylvania is still pending resolution of the lawsuit wherein members of Glottech-USA, LLC seek dissolution of Glottech-USA.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 20, 2013, we issued 3,000,000 shares of our common stock to one person pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that they represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

On January 6, 2014, we issued 1,134,500 Series B Preferred Shares to one person in reliance on Section 4(2) of the Securities Act of 1933.

On January 15, 2014, we issued 1,601,227 shares of our common stock to one person pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that they represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 10, 2014, Mr. Jonathan Jazwinski resigned as a director of our company. Mr. Jazwinski’s resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

Item 6. Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)
3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8-K/A filed on April 23, 2009)
3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)
3.6	Articles of Incorporation of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.7	Certificate of Amendment of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.8	Bylaws of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.9	Certificate of Incorporation of 1617437 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.10	Articles of Amendment of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.11	Bylaws of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
(10)	Material Contracts
10.1	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011)
10.2	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011)
10.3	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.4	Registration Rights Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.5	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.6	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

Exhibit	Description
Number
10.7	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.8	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.9	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)
10.10	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)
10.11	Letter Agreement between our company and Glottech-USA, LLC dated November 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 21, 2011)
10.12	Employment Agreement between our company and Alexander Walsh dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)
10.13	Consulting Agreement between our company and Brandon Colker dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)
10.14	Consulting Agreement between our company and Jonathan Jazwinski dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)
10.15	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
10.16	Debenture between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
10.17	Debenture between our company and Hagen Investments Ltd. dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 18, 2012)
10.18	Employment Agreement between our company and Alexander Koretsky dated May 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on June 8, 2012)
10.19	Option Agreement between our company and GD Glottech International, Limited dated August 14, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)
10.20	Amendment Agreement between our company and Hagen Investments Ltd. dated September 17, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 18, 2012)
10.21	License Agreement between our company and GD Glottech-International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)
10.22	Sales Agreement between our company and GD Glottech International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)
10.23	Certificate of Designation, Series A Preferred Convertible Stock (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)
10.24	Share Exchange Agreement between our company and Alexander Walsh dated October 18, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)
10.25	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)
10.26	Securities Purchase Agreement between our company and JDF Capital Inc. dated February 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 25, 2013)
10.27	Rule 10b5-1 Sales Plan, Client Representations, and Sales Instructions (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2013)
10.28	Letter of Agreement between our company and Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) dated June 11, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 14, 2013)
10.29	Consulting Agreement between our company and Advanced Capital Trading, LLC dated July 25, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2013)

Exhibit	Description
Number
10.30	Convertible Debenture Agreement between our company and Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) dated July 29, 2013 (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2013)
10.31	Expanded Consulting Agreement with Advanced Capital Trading, LLC dated September 16, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2013)
10.32	Unanimous Shareholders and Management Agreement among Alta Disposal Ltd., Excel Petroleum Ltd. and Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) dated October 18, 2013 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
10.33	Subscription Agreement dated October 18, 2013 between Alta Disposal Ltd. and Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
10.34	Operating Agreement dated July 9, 2013 between Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) and Valeura Energy Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
10.35	Gross Overriding Royalty Agreement dated June 30, 2013 between Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) and Vincent Murphy. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
10.36	Assignment Agreement dated October 31, 2013 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2013)
10.37	Consulting Agreement dated January 1, 2014 between our company and International Compass, LLC (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2014)
10.38	Amendment and Settlement Agreement dated January 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
(21)	Subsidiaries of the Registrant
21.1	Alta Disposal Ltd., an Alberta corporation (wholly-owned)
Alta Disposal Morinville Ltd., an Alberta corporation (51% owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: February 19, 2014	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Date: February 19, 2014	/s/ Bryan A. Kleinlein
Bryan A. Kleinlein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)