Form 10-Q/A
period 2013-12-31
Lithium Exploration Group, Inc.
filed 2014-03-04
CIK 1375576

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
120,088,238 common shares issued and outstanding as of February 28, 2014.

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended December 31, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on February 19, 2014 (the “Original Filing Date”), to amend the financial statements and notes to the financial statements as well as related financial information presented this Form 10-Q/A with respect to certain line items in our balance sheet, statement of operations and statement of cash flows which had material changes that were required. These items pertained to various expenses, and as result, changes to loss from operations, additional paid-in capital, non-controlling interest and net loss figures. Specifically, an error had occurred in booked expenses from a subsidiary that were incurred prior to the acquisition date of the subsidiary, which revision resulted in a restatement of the net loss, net loss attributable to non-controlling interest and net loss attributable to our company. The net loss for the period and six months decreased from prior reported amounts by about $137,000.

We are also furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

LITHIUM EXPLORATION GROUP, INC.
(An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

December 31, 2013

(Unaudited)

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	December 31,
	2013	June 30,
	(Unaudited)	2013
	(Restated)

ASSETS

Current
Cash and cash equivalents	$244,346	$248,624
Receivable	9,164	-
Loan receivable	20,000	-
Prepaid expenses	24,741	44,022
Total current assets	298,251	292,646

Deposit on Alta Disposal Morinville Ltd.	-	10,170
Deposit on Tero Oilfield Services Ltd. (Note 10)	48,832	-

Total Assets	$347,083	$302,816

LIABILITIES

Current
Accounts payable and accrued liabilities	$948	$2,928
Note payable convertible (Note 5)	-	105,410
Derivative liability – convertible promissory notes (Note 7)	595,821	513,375
Due to related party (Note 8)	45,332	45,332
Convertible debentures (Note 6)	459,499	1,063,077
Convertible promissory notes
(net of discount of $2,123,151 and $1,475,247) (Note 7)	290,620	37,610
Accrued interest – convertible promissory notes (Note 7)	23,227	938

Total Current Liabilities	1,415,447	1,768,670

STOCKHOLDERS’ DEFICIT

Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 500,000,000 common shares, $0.001 par value Issued and outstanding: 0 preferred shares (June 30, 2013 – 20,000,000)	-	20,000
100,888,662 common shares (June 30, 2013 – 54,882,422)	100,890	54,885
Additional paid-in capital	33,854,428	31,916,501
Accumulated other comprehensive loss	(9,982)	-
Deficit accumulated during the exploration	(35,014,181)	(33,457,240)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(1,068,845)	(1,465,854)
Non-controlling interest	481	-
Total Stockholders’ Deficit	(1,068,364)	(1,465,854)

Total Liabilities and Stockholders’ Deficit	$347,083	$302,816

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months		Six Months		Cumulative from
	Ended	Three Months	Ended December	Six Months	Inception
	December 31,	Ended	31,	Ended	(May 31, 2006) to
	2013	December 31,	2013	December 31,	December 31, 2013
	(Restated)	2012	(Restated)	2012	(Restated)

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
Advertising	21,216	15,696	28,472	55,348	243,571
Consulting fees (Notes 3 & 8)	158,406	67,693	290,806	155,682	1,097,403
Director fees (Note 3)	-	-	-	-	17,967,000
Disposal expenses	31,701	-	31,701	-	31,701
General and administrative	18,084	17,625	29,757	35,355	168,382
Goodwill impairment	383,238	-	383,238	-	383,238
Investor relations (Note 3)	55,000	44,000	87,000	68,000	1,051,000
Management fees	-	-	-	-	45,000
Mining expenses (Notes 3 & 5)	-	409,668	10,128	443,989	8,220,322
Professional fees	84,970	104,940	132,371	197,971	903,009
Travel	6,941	30,935	13,461	44,624	138,652
Wages	48,694	78,010	97,137	153,365	605,089

Loss from operations	(808,250)	(768,567)	(1,104,071)	(1,154,334)	(30,854,367)

Other income (expenses)
Interest expense (Note 7)	(592,267)	(459,854)	(850,485)	(1,624,639)	(7,690,452)
Gain on derivative liability (Note 7)	204,448	94,991	162,963	771,086	3,295,986

Loss before income taxes	(1,196,069)	(1,133,430)	(1,791,593)	(2,007,887)	(35,248,833)

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net loss for the period	(1,196,069)	(1,133,430)	(1,791,593)	(2,007,887)	(35,248,833)

Less: Net loss attributable to the non-controlling interest	(234,652)	-	(234,652)	-	(234,652)

Net loss attributable to Lithium Exploration Group, Inc.	(961,417)	(1,133,430)	(1,556,941)	(2,007,887)	(35,014,181)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.03)	$(0.02)	$(0.04)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	89,169,818	44,242,052	74,720,061	50,288,495
Comprehensive loss Net loss	(1,196,069)	(1,133,430)	(1,791,593)	(2,007,887)	(35,248,833)
Foreign currency translation adjustment	(16,400)	-	(16,400)	-	(16,400)
Comprehensive loss	(1,212,469)	(1,133,430)	(1,807,993)	(2,007,887)	(35,265,233)
Comprehensive loss attributable to non-controlling interest	(234,652)	-	(234,652)	-	(234,652)
Comprehensive loss attributable to Lithium Exploration Group, Inc.	$(977,817)	$(1,133,430)	$(1,573,341)	$(2,007,887)	$(35,030,581)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to December 31, 2013 (Unaudited)

	Preferred Shares		Common Shares				Deficit
						Accumulated	Accumulated
					Additional	Other	During the	Non-	Stockholders’
	Number of		Number of		Paid-in	Comprehensive	Exploration	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	interest	(Deficit)

Inception – May 31, 2006	-	- $ -	-	$-	$-	$-	$-	$-	$-

Common shares issued to a founder at $0.01 cash per share, June 6, 2006	-	-	20,000,000	20,000	-	-	-	-	20,000

Loss for the period (Unaudited)	-	-	-	-	-	-	(2,687)	-	(2,687)

Balance – June 30, 2006 (Unaudited)	-	-	20,000,000	20,000	-	-	(2,687)	-	17,313

Common shares issued to founders at $0.01 per share, July 1, 2006	-	-	10,000,000	10,00	-	-	-	-	10,000

Common shares issued for cash at $0.04 per share, December 11, 2006	-	-	17,375,000	17,375	52,125	-	-	-	69,500

Loss for the year (Unaudited)				-	-	-	(59,320)	-	(59,320)

Balance – June 30, 2007 (Unaudited)	-	-	47,375,000	47,375	52,125	-	(62,007)	-	37,493

Loss for the year					-	-	(22,888)	-	(22,888)

Balance – June 30, 2008	-	-	47,375,000	47,375	52,125	-	(84,895)	-	14,605

Loss for the year					-	-	(31,624)		(31,624)

Balance – June 30, 2009	-	-	47,375,000	47,375	52,125	-	(116,519)		(17,019)

Loss for the year					-	-	(20,639)		(20,639)

Balance – June 30, 2010	-	-	47,375,000	47,375	52,125	-	(137,158)		(37,658)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to December 31, 2013 (Unaudited)

	Preferred Shares		Common Shares				Deficit
						Accumulated	Accumulated
					Additional	Other	During the	Non-	Stockholders’
	Number of		Number of		Paid- in	Comprehensive	Exploration	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	interest	(Deficit)

Common shares issued for cash at $1.00 per share, January 27, 2011	-	-	250,000	250	249,750	-	-		250,000

Common shares issued for cash at $5.25 per share, April 28, 2011	-	-	190,476	191	999,809	-	-		1,000,000

Common shares issued for mining expenses and related finder’s fees	-	-	500,000	500	49,500	-	-		50,000

Common shares issued for settlement of mining expenses	-	-	200,000	200	739,800	-	-	-	740,000

Common shares issued for director fees	-	-	2,300,000	2,300	17,592,700	-	-	-	17,595,000

Common shares issued for investor relations	-	-	300,000	300	701,700	-	-	-	702,000

Options issued for mining expenses	-	-			4,940,000	-		-	4,940,000

Loss for the year	-	-	-		-		(25,891,334)		(25,891,334)

Balance – June 30, 2011	-	-	51,115,476	51,116	25,325,384	-	(26,028,492)	-	(651,992)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to December 31, 2013 (Unaudited)

	Preferred Shares		Common Shares				Deficit
						Accumulated	Accumulated
					Additional	Other	During the	Non-	Stockholders’
	Number of		Number of		Paid-in	Comprehensive	Exploration	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	interest	(Deficit)

Common shares issued for consulting fees	-	-	366,364	366	367,634	-	-	-	368,000

Common shares issued for debt conversion	-	-	2,934,432	2,935	1,713,756	-	-	-	1,716,691

Loss for the year	-	-	-		-		(2,390,439)	-	(2,390,439)

Balance – June 30, 2012 (Restated)	-	-	54,416,272	54,417	27,406,77	-	(28,418,931)	-	(957,740)

Common shares issued for consulting fees	-	-	867,397	868	156,132	-	-	-	157,000

Common shares issued for director fees	-	-	300,000	300	53,700	-	-	-	54,000

Common shares issued for investor relations	-	-	648,604	649	131,351	-	-	-	132,000

Common shares issued for mining expenses	-	-	372,375	373	89,627	-	-	-	90,000

Common shares issued for debt conversion	-	-	17,249,661	17,250	2,807,670	-	-	-	2,824,920

Common shares issued for exercise of warrants	-	-	1,028,113	1,028	1,271,247	-	-	-	1,272,275

Common shares exchanged for preferred shares	20,000,000	20,000	(20,000,000)	(20,000)	-	-	-	-	-

Net loss for the year	-	-	-	-	-	-	(5,038,309)	-	(5,038,309)

Balance – June 30, 2013	20,000,000	20,000	54,882,422	54,885	31,916,501	-	(33,457,240)	-	(1,465,854)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (May 31, 2006) to December 31, 2013 (Unaudited)

	Preferred Shares		Common Shares				Deficit
						Accumulated	Accumulated
					Additional	Other	During the	Non-	Stockholders’
	Number of		Number of		Paid-in	Comprehensive	Exploration	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	interest	(Deficit)

Common shares issued for consulting fees	-	-	1,428,796	1,428	148,739	-	-	-	150,167

Common shares issued for debt conversion	-	-	20,407,320	20,407	1,263,767	-	-	-	1,284,174

Common shares issued for exercise of warrants	-	-	4,170,124	4,170	525,421	-	-	-	529,591

Common shares issued for debt conversion	(20,000,000)	(20,000)	20,000,000	20,000	-	-	-	-	-

Non-controlling interest	-	-	-	-	-	6,418	-	235,133	241,551
		-
Foreign exchange translation	-		-	-	-	(16,400)	-	-	(16,400)

Net loss for the period	-	-	-	-	-		(1,556,941)	(234,652)	(1,791,593)

Balance – December 31, 2013 (Unaudited)(Restated)	-	$-	100,888,662	$100,890	$33,854,428	$(9,982)	$(35,014,181)	$481	$(1,068,364)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months		Cumulative
	Ended	Six Months	from Inception
	December 31,	Ended	(May 31, 2006) to
	2013	December 31,	December 31, 2013
	(Restated)	2012	(Restated)

Cash Flows from Operating Activities
Net loss for the period	$(1,791,593)	$(2,007,887)	$(35,248,833)
Items not affecting cash:
Common shares issued for mining expenses and
related finder’s fees	-	30,000	880,000
Common shares issued for director fees	-	-	17,967,000
Non-cash mining expenses	-	106,667	304,060
Unrealized foreign exchange gain on note payable	-	-	(4,315)
Common shares issued for investor relations	-	20,000	834,000
Common shares issued for consulting fees	150,167	-	357,167
Options issued for mining expenses	-	-	4,940,000
Goodwill impairment	383,238	-	383,238
Interest expense	850,485	1,624,639	7,690,452
Gain (loss) on derivative liability	(162,963)	(771,086)	(3,295,986)

Changes in operating assets and liabilities:
Receivable	(9,164)	-	(9,164)
Loan receivable	(20,000)	-	(20,000)
Prepaid expenses	19,282	(16,610)	(24,741)
Accounts payable and accrued liabilities	(1,981)	(14,957)	948
Net cash used in operations	(582,529)	(1,029,234)	(5,246,174)

Cash Flows from Investing Activities
Investment	-	-	(197,393)
Acquisition of subsidiary, net of cash acquired	(153,192)		(153,192)
Deposit	(38,662)	-	(48,832)
Net cash used in investing activities	(191,854)	-	(399,417)

Cash Flows from Financing Activities
Advance from related party	-	-	47,537
Repayment to related party	-	-	(2,205)
Issuance of common shares for cash	-	-	1,349,500
Issuance of convertible debentures	-	-	3,000,000
Issuance cost of convertible debentures	-	-	(25,000)
Issuance of convertible promissory notes	775,000		1,525,000
Net cash provided by financing activities	775,000	-	5,894,832

Effect of foreign exchange on cash	(4,895)	-	(4,895)

Increase (decrease) in cash and cash equivalents	(4,278)	(1,029,234)	244,346
Cash and cash equivalents - beginning of period	248,624	1,239,603	-
Cash and cash equivalents - end of period	$244,346	$210,369	$244,346

Supplementary Cash Flow Information
Non-cash investing and financing activities:
Common stock issued for debt	$1,284,174	$730,653	$6,360,376
Promissory note issued for expenses	$-	$106,667	$106,667
Deposit applied to acquisition of subsidiary	$10,170	-	$10,170
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through December 31, 2013 of $11,311,568 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $468,000 and $631,985 during the periods ended December 31, 2013 and 2012, respectively.

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

As the Company has failed to make the payment due at January 1, 2014, the option agreement is currently in default. However, GD International has not at this time provided a notice of termination, and in the event they provide such notice, the Company will have 60 days to cure such default and make the outstanding payment, if we elect to do so.

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

The $20,000 was paid for feasibility work on the unit. As a result of the feasibility report it was determined that a new unit would need to be built and accordingly the $30,000 was not paid for future use of the existing unit.

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
Notes to Consolidated Interim Financial Statements
December 31, 2013
(Unaudited)

9. Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2013, the Company had a working capital deficiency of $1,117,196 and an accumulated deficit of $35,014,181. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

11. Loan Receivable

Secured Bridge Loan Agreement

On December 18, 2013, the Company entered into an agreement with GD Glottech International Ltd (“GDGI”) whereby the company loaned to GDGI the sum of $20,000. GDGI will repay the total amount of the loan plus interest in the amount of $333.34 (representing a 10% annual interest rate), within sixty (60) days from the receipt of the loan funds or within five (5) days of Sonic Cavitation, LLC receiving a 5% Capital Contribution. Sonic Cavitation, LLC is a U.S. entity that works with GDGI. Currently the amount from GDGI is due and owing.

12. Acquisition of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.)

From July 25, 2013 date of payment of first CDN$150,000 and October 18, 2013 date of last payment of CDN$150,000, the Company paid $453,204 (CDN$466,547) in cash, in exchange for 510,000 shares of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) common stock in accordance with the terms of the Agreements. This investment represents a 51% equity interest in the common stock of Alta Disposal Morinville Ltd. The shares are owned by our 100% owned subsidiary Alta Disposal Ltd.

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

The following table summarizes the acquisition date fair value of the consideration transferred, identifiable assets acquired, liabilities assumed and non-controlling interests including an amount for goodwill:

Consideration:

Cash	$453,204
Fair value of total consideration transferred	$453,204
Recognized amount of identifiable assets acquired and liabilities assumed:
Financial assets (CDN$314,932 x $0.9714)	$305,925
Financial liabilities (CDN$850 x $0.9714)	(826)
Total identifiable net assets	305,099
Non-controlling interest	(235,133)
Goodwill	383,238
$453,204

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition is attributable to the general reputation of Alta Disposal Morinville’s founding owner and expected synergies. The goodwill is not expected to be deductible for tax purposes.

12. Acquisition of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) - Continued

Below is a summary of the methodologies and significant assumptions used in estimating the fair value of non-controlling interests.

  Non-controlling interest — The fair value of the non-controlling interest of $235,133 (CDN$242,056) was determined based upon the $453,204 (CDN$466,547) fair value of consideration transferred to acquire our 51% interest, less adjustments for lack of control and lack of marketability that market participants would consider when estimating the fair value of the non-controlling interest in Alta Disposal Morinville Ltd.
Support for NCI calculation:
$453,204 paid for 51%	$453,204/.51	$888,635	Implied enterprise value

		435,431	49% subject interest
		(43,543)	Discount for lack of control 10%
		391,888	Fair value, non-controlling, marketable
		(156,755)	40% discount for lack or marketability

		$235,133	Fair value, non-controlling, non-marketable

Goodwill Impairment

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill acquired in a business combination is not amortized. The Company evaluates the carrying amount of goodwill for impairment annually on June 30 and whenever events or circumstances indicate impairment may have occurred.

When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value

Due to the inability to meet anticipated sales growth, the Company assessed the acquired goodwill associated with its related business units for impairment as of December 31, 2013. Based on the discounted cash flows model utilizing estimated future earnings and cash flows, the fair value of the reporting units was less than the carrying value of the acquired goodwill. The Company’s evaluation of goodwill resulted in a total impairment charge of $383,238 for the period ended December 31, 2013; of which all was attributed to Alta Disposal Morinville Ltd.

13. Subsequent Events

Issuances of common shares

On January 1, 2014, the Company issued 134,329 common shares at a market price of $0.067 per share for consulting fees.

On January 6, 2014, the Company issued 2,553,681 common shares at a deemed price of $0.02282 per share for promissory note conversion. The conversion is based on the date the conversion notice was received and conversion terms within the promissory note.

On January 6, 2014, the Company issued 3,000,000 common shares at a deemed price of $0.02261 per share for convertible debenture conversion. The conversion is based on the date the conversion notice was received and conversion terms within the convertible debenture.

On January 15, 2014, the Company issued 1,601,227 common shares at a deemed price of $0.0163 per share for promissory note conversion of $26,100. The conversion is based on the date the conversion notice was received and conversion terms within the promissory note.

On January 16, 2014, the Company issued 3,500,000 common shares at a deemed price of $0.02261 per share for convertible debenture conversion. The conversion is based on the date the conversion notice was received and conversion terms within the convertible debenture.

On February 1, 2014, the Company issued 211,268 common shares at a market price of $0.0426 per share for consulting fees.

On February 4, 2014, the Company issued 899,071 common shares for warrants exercise.

On February 14, 2014, the Company issued 2,000,000 common shares at a deemed price of $0.02240 per share for promissory note conversion. The conversion is based on the date the conversion notice was received and conversion terms within the promissory note.

On February 14, 2014, the Company issued 3,300,000 common shares at a deemed price of $0.02240 per share for convertible debenture conversion. The conversion is based on the date the conversion notice was received and conversion terms within the convertible debenture.

On February 24, 2014, the Company issued 2,000,000 common shares at a deemed conversion rate of USD$0.0160 per share for the conversion of 32,000 Preferred Shares, pursuant to the conversion terms of the Preferred Shares, the SPA and the Settlement Agreement.

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

14. Restatement of December 31, 2013 Financial Statements

Subsequent to the issuance of the December 31, 2013 consolidated financial statements, management determined that the acquisition of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.) was incorrectly reported. The consolidated financial statements have been revised to accurately record the transaction. Accordingly, the consolidated balance sheets, the consolidated statements of operations and cash flows have been revised as follows:

	As Previously
Effect of correction	Reported		As Restated		Adjustment

CONSOLIDATED BALANCE SHEETS
At December 31, 2013
STOCKHOLDERS’ DEFICIT
Accumulated other comprehensive loss	$-	$		$
			(9,882)		(9,882)
Deficit accumulated during the exploration	$(35,088,452)		$(35,014,181)		$74,271

Non-controlling interest	$(72,979)		$481		$73,460

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended December 31, 2013
Consulting fees	$240,975		$158,406		$(82,569)
Disposal expenses	$77,585		$31,701		$(45,884)
Foreign exchange	$16,500		$-		$(16,500)
General and administrative	$31,319		$18,084		$(13,235)
Goodwill impairment	$362,317		$383,238		$20,921
Loss from operations	$(945,517)		$(808,250)		$137,267
Net loss for the period	$(1,333,336)		$(1,196,069)		$137,267
Less: Net loss attributable to the non-controlling interest	$(297,647)		$(234,652)		$62,995
Net loss attributable to Lithium Exploration Group, Inc.	$(1,035,689)		$(961,417)		$74,272
Unrealized foreign exchange loss	$-		$16,400		$16,400

Six months ended December 31, 2013
Consulting fees	$373,375		$290,806		$(82,569)
Disposal expenses	$77,585		$31,701		$(45,884)
Foreign exchange	$16,500		$-		$(16,500)
General and administrative	$42,992		$29,757		$(13,235)
Goodwill impairment	$362,317		$383,238		$20,921
Loss from operations	$(1,241,337)		$(1,104,071)		$137,266
Net loss for the period	$(1,928,859)		$(1,791,593)		$137,266
Less: Net loss attributable to the non-controlling interest	$(297,647)		$(234,652)		$62,995
Net loss attributable to Lithium Exploration Group, Inc.	$(1,631,212)		$(1,556,941)		$74,271
Unrealized foreign exchange loss	$-		$16,400		$16,400
Net loss for the period	$(1,928,859)		$(1,791,593)		$137,266
Goodwill impairment	$362,317		$383,238		$20,921
Acquisition of subsidiary, net of cash acquired	$-		$(153,192)		$(153,192)
Effect of foreign exchange on cash	$-		$(4,895)		$(4,895)

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

We have one wholly-owned subsidiary, Alta Disposal Ltd. (formerly 1617437 Alberta Ltd.), an Alberta, Canada corporation. On October 18, 2013, our company, through our wholly owned subsidiary, Alta Disposal Ltd., completed the acquisition of 51% of shares of Blue Tap Resources Inc. for total payment of CAD$466,547 . As of September 30, 2013, CDN $300,000 (US$294,908) was paid regarding the acquisition. As a result of the share acquisition, Blue Tap Resources Inc. is now a partially owned subsidiary of our company through our wholly owned subsidiary, Alta Disposal Ltd. The name of Blue Tap Resources Inc. was changed to Alta Disposal Morinville Ltd. on January 22, 2014.

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

Results of Operations

We have generated no revenues since inception and have incurred $808,250 and $1,104,071 respectively, in operating expenses for the three and six month periods ended December 31, 2013 and $30,854,367 from May 31, 2006 (inception). The following provides selected financial data about our company for the three and six month periods ended December 31, 2013 and 2012.

The following provides selected financial data about our company for the three and six month periods ended December 31, 2013 and 2012.

Three months ended December 31, 2013 and 2012.

		Three months		Three months
		ended		ended
		December 31,		December 31,
		2013		2012
Revenue	$	Nil	$	Nil
Operating expenses		$(808,250)		$(768,567)
Other income (expenses):
Interest expense		$(592,267)		$(459,854)
Gain on derivative liability		$204,448		$94,991
Net loss		$(1,196,069)		$(1,133,430)

Operating expenses for the three months ended December 31, 2013 decreased as a result of decreases in mining expenses, professional fees, travel and wages.

Six months ended December 31, 2013 and 2012.

		Six months		Six months
		ended		ended
		December 31,		December 31,
		2013		2012
Revenue	$	Nil	$	Nil
Operating expenses		$(1,104,071)		$(1,154,334)
Other income (expenses):
Interest expense		$(850,485)		$(1,624,639)
Gain on derivative liability		$162,963		$771,086
Net loss		$(1,791,593)		$(2,007,887)

Operating expenses for the six months ended December 31, 2013 decreased as a result of decreases in advertising, mining expenses, professional fees, travel and wages.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2013, and June 30, 2013, respectively.

Working Capital

	As at	As at
	December 31,	June 30,
	2013	2013
Total current assets	$298,251	$292,646
Total current liabilities	$1,415,447	$1,768,670
Working capital (deficit)	$(1,117,196)	$(1,476,024)

Cash Flows

	Six Months		Six Months
	ended		ended
	December 31,		December 31,
	2013		2012
Net cash provided by (used in) operating activities	$(582,529)		$(1,029,234)
Net cash provided by (used in) investing activities	$(191,854)	$	Nil
Net cash provided by (used in) financing activities	$775,000	$	Nil
Effect of foreign exchange on cash	(4,895)		Nil
Increase (Decrease) in cash	$(4,278)		$(1,029,234)

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

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: March 4, 2014	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Date: March 4, 2014	/s/ Bryan A. Kleinlein
Bryan A. Kleinlein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)