Form 10-Q
period 2014-03-31
Lithium Exploration Group, Inc.
filed 2014-05-20
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

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

177,179,272 common shares issued and outstanding as of May 19, 2014.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements

Our consolidated unaudited interim financial statements for the three and nine month periods ended March 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LITHIUM EXPLORATION GROUP, INC.
(An Exploration Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2014	2013
	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$731,531	$248,624
Receivable	30,490	-
Loan receivable	20,000	-
Prepaid expenses	21,133	44,022
Total current assets	803,154	292,646

Deposit on Alta Disposal Morinville Ltd.	-	10,170
Investment in unconsolidated affiliate (Note 15)	912,173	-

Total Assets	$1,715,327	$302,816

LIABILITIES

Current
Accounts payable and accrued liabilities	$20,775	$2,928
Note payable convertible (Note 5)	-	105,410
Note payable (Note 9)	303,262	-
Derivative liability – convertible promissory notes (Note 7)	2,532,340	513,375
Derivative liability – convertible preferred shares (Note 8)	1,253,758	-
Due to related party (Note 8)	45,332	45,332
Convertible debentures (Note 6)	-	1,063,077
Convertible promissory notes
(net of discount of $3,511,445 and $1,475,247) (Note 7)	197,144	37,610
Accrued interest – convertible promissory notes (Note 7)	19,295	938

Total Current Liabilities	4,371,906	1,768,670

STOCKHOLDERS’ DEFICIT

Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 500,000,000 common shares, $0.001 par value Issued and outstanding: 537,325 preferred shares (June 30, 2013 – 20,000,000)	537	20,000
162,735,605 common shares (June 30, 2013 – 4,882,422)	162,737	54,885
Additional paid-in capital	36,979,971	31,916,501
Accumulated other comprehensive loss	(21,339)	-
Deficit accumulated during the exploration	(39,723,131)	(33,457,240)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(2,601,225)	(1,465,854)
Non-controlling interest	(55,354)	-
Total Stockholders’ Deficit	(2,656,579)	(1,465,854)

Total Liabilities and Stockholders’ Deficit	$1,715,327	$302,816

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three	Three
	Months	Months	Nine Months	Nine Months	Cumulative from
	Ended	Ended	Ended	Ended	Inception
	March 31,	March 31,	March 31,	March 31,	(May 31, 2006) to
	2014	2013	2014	2013	March 31, 2014

Revenue
	$17,882	$-	$17,882	$-	$17,882

Operating Expenses:

Advertising	37,441	8,438	65,913	63,786	281,012
Consulting fees (Notes 3 & 8)	156,703	88,329	447,509	244,011	1,254,106
Director fees (Note 3)	-	-	-	-	17,967,000
Disposal expenses	99,732	-	131,433	-	131,433
General and administrative	58,574	13,723	88,331	49,078	226,956
Goodwill impairment	-	-	383,238	-	383,238
Investor relations (Note 3)	10,000	62,000	97,000	130,000	1,061,000
Management fees	-	-	-	-	45,000
Mining expenses (Notes 3 & 5)	2,024	225,586	12,152	669,575	8,222,346
Professional fees	106,705	45,019	239,076	242,990	1,009,714
Travel	11,663	7,747	25,124	52,371	150,315
Wages	54,000	76,078	151,137	229,443	659,089

Loss from operations	(518,960)	(526,920)	(1,623,031)	(1,681,254)	(31,373,327)

Other income (expenses)
Interest expense (Note 7)	(1,984,721)	(2,322,114)	(2,835,206)	(3,946,753)	(9,675,173)
Gain (loss) on derivative liability (Note 7)	(2,266,577)	459,997	(2,103,614)	1,231,083	1,029,409
Equity in income (loss) of unconsolidated affiliate	5,473	-	5,473	-	5,473

Loss before income taxes	(4,764,785)	(2,389,037)	(6,556,378)	(4,396,924)	(40,013,618)

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net loss for the period	(4,764,785)	(2,389,037)	(6,556,378)	(4,396,924)	(40,013,618)
Less: Net loss attributable to the non-controlling interest	(55,835)	-	(290,487)	-	(290,487)
Net loss attributable to Lithium Exploration Group, Inc.	(4,708,950)	(2,389,037)	(6,265,891)	(4,396,924)	(39,723,131)

Basic and Diluted Loss per Common Share	$(0.04)	$(0.06)	$(0.07)	$(0.09)

Basic and Diluted Weighted Average

Number of Common Shares Outstanding	125,915,600	40,434,181	91,509,236	47,051,676

Comprehensive loss Net Loss	(4,764,785)	(2,389,037)	(6,556,378)	(4,396,924)	(40,013,618)

Foreign currency translation adjustment	(11,357)	-	(27,757)	-	(27,757)

Comprehensive loss	(4,776,142)	(2,389,037)	(6,584,135)	(4,396,924)	(40,041,375)
Comprehensive loss attributable to non- controlling interest	(55,835)	-	(290,487)	-	(290,487)
Comprehensive loss attributable to Lithium Exploration Group, Inc.	$(4,720,307)	$(2,389,037)	$(6,293,648)	$(4,396,924)	$(39,750,888)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)
For the Period of Inception (May 31, 2006) to March 31, 2014

	Preferred Shares		Common Shares				Deficit
						Accumulated	Accumulated
					Additional	Other	During the	Non-	Stockholders’
	Number of		Number of		Paid-in	Comprehensive	Exploration	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	interest	(Deficit)

Inception – May 31, 2006	-	$-	- $	-	$-	$-	$-	$-	$-
Common shares issued to a founder at $0.01 cash per share, June 6, 2006	-	-	20,000,000	20,000	-	-	-	-	20,000
Loss for the period (Unaudited)	-	-	-	-	-	-	(2,687)	-	(2,687)

Balance – June 30, 2006 (Unaudited)	-	-	20,000,000	20,000	-	-	(2,687)	-	17,313
Common shares issued to founders at $0.01 per share, July 1, 2006	-	-	10,000,000	10,000	-	-	-	-	10,000
Common shares issued for cash at $0.04 per share, December 11, 2006	-	-	17,375,000	17,375	52,125	-	-	-	69,500
Loss for the year (Unaudited)	-	-	-	-	-	-	(59,320)	-	(59,320)

Balance – June 30, 2007 (Unaudited)	-	-	47,375,000	47,375	52,125	-	(62,007)	-	37,493
Loss for the year	-	-	-	-	-	-	(22,888)	-	(22,888)

Balance – June 30, 2008	-	-	47,375,000	47,375	52,125	-	(84,895)	-	14,605
Loss for the year	-	-	-	-	-	-	(31,624)		(31,624)

Balance – June 30, 2009	-	-	47,375,000	47,375	52,125	-	(116,519)		(17,019)

Loss for the year	-	-	-	-	-	-	(20,639)		(20,639)
Balance – June 30, 2010	-	-	47,375,000	47,375	52,125	-	(137,158)		(37,658)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)
For the Period of Inception (May 31, 2006) to March 31, 2014

	Preferred Shares		Common Shares				Deficit
						Accumulated	Accumulated
					Additional	Other	During the	Non-	Stockholders’
	Number of		Number of		Paid-in	Comprehensive	Exploration	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	interest	(Deficit)
Common shares issued for cash at $1.00 per share, January 27, 2011	-	-	250,000	250	249,750	-	-		250,000
Common shares issued for cash at $5.25 per share, April 28, 2011	-	-	190,476	191	999,809	-	-		1,000,000
Common shares issued for mining expenses and related finder’s fees	-	-	500,000	500	49,500	-	-		50,000
Common shares issued for settlement of mining expenses	-	-	200,000	200	739,800	-	-	-	740,000

Common shares issued for director fees	-	-	2,300,000	2,300	17,592,700	-	-	-	17,595,000

Common shares issued for investor relations	-	-	300,000	300	701,700	-	-	-	702,000

Options issued for mining expenses	-	-			4,940,000	-		-	4,940,000

Loss for the year	-	-	-	-	-	-	(25,891,334)		(25,891,334)

Balance – June 30, 2011	-	-	51,115,476	51,116	25,325,384	-	(26,028,492)	-	(651,992)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)
For the Period of Inception (May 31, 2006) to March 31, 2014

	Preferred Shares		Common Shares				Deficit
						Accumulated	Accumulated
					Additional	Other	During the	Non-	Stockholders’
	Number of		Number of		Paid-in	Comprehensive	Exploration	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	interest	(Deficit)

Common shares issued for consulting fees	-	-	366,364	366	367,634	-	-	-	368,000

Common shares issued for debt conversion	-	-	2,934,432	2,935	1,713,756	-	-	-	1,716,691

Loss for the year	-	-	-		-	-	(2,390,439)	-	(2,390,439)

Balance – June 30, 2012 (Restated)	-	-	54,416,272	54,41	27,406,774	-	(28,418,931)	-	(957,740)

Common shares issued for consulting fees	-	-	867,397	868	156,132	-	-	-	157,000

Common shares issued for director fees	-	-	300,000	300	53,700	-	-	-	54,000

Common shares issued for investor relations	-	-	648,604	649	131,351	-	-	-	132,000

Common shares issued for mining expenses	-	-	372,375	373	89,627	-	-	-	90,000

Common shares issued for debt conversion	-	-	17,249,661	17,250	2,807,670	-	-	-	2,824,920

Common shares issued for exercise of warrants	-	-	1,028,113	1,028	1,271,247	-	-	-	1,272,275
Common shares exchanged for preferred shares	20,000,000	20,000	(20,000,000)	(20,000)	-	-	-	-	-

Net loss for the year	-	-	-	-	-	-	(5,038,309)	-	(5,038,309)

Balance – June 30, 2013	20,000,000	20,000	54,882,422	54,885	31,916,501	-	(33,457,240)	-	(1,465,854)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)
For the Period of Inception (May 31, 2006) to March 31, 2014

	Preferred Shares		Common Shares				Deficit
						Accumulated	Accumulated
					Additional	Other	During the	Non-	Stockholders’
	Number of		Number of		Paid-in	Comprehensive	Exploration	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	interest	(Deficit)

Common shares issued for consulting fees	-	-	1,935,108	1,935	175,232	-	-	-	177,167

Common shares issued for debt conversion	-	-	41,737,306	41,738	1,962,262	-	-	-	2,004,000

Common shares issued for exercise of warrants	-	-	9,199,541	9,200	601,902	-	-	-	611,102

Common shares issued for debt conversion	(20,000,000)	(20,000)	20,000,000	20,000	-	-	-	-	-

Preferred shares issued for debt settlement	1,134,500	1,134	-	-	-	-	-	-	1,134

Common shares issued for preferred shares converted	(597,175)	(597)	34,981,228	34,979	2,324,074	-	-	-	2,358,456

Non-controlling interest	-	-	-	-	-	6,418	-	235,133	241,551

Foreign exchange translation	-	-	-	-	-	(27,757)	-	-	(27,757)

Net loss for the period	-	-	-	-	-	-	(6,265,891)	(290,487)	(6,556,378)

Balance – March 31, 2014 (Unaudited)	537,325	$537	162,735,605	$162,737	$36,979,971	$(21,339)	$(39,723,131)	$(55,354)	$(2,656,579)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months	Cumulative
	Ended	Ended	from Inception
	March 31,	March 31,	(May 31, 2006) to
	2014	2013	March 31, 2014

Cash Flows from Operating Activities
Net loss for the period	$(6,556,378)	$(4,396,924)	$(40,013,618)
Items not affecting cash:
Equity in income (loss) of unconsolidated affiliate	(5,473)	-	(5,473)
Common shares issued for mining expenses and related finder’s fees	-	75,000	880,000
Common shares issued for director fees	-	-	17,967,000
Non-cash expenses	44,185	106,667	348,245
Unrealized foreign exchange gain on note payable	-	-	(4,315)
Common shares issued for investor relations	-	122,000	834,000
Common shares issued for consulting fees	177,167	37,000	384,167
Options issued for mining expenses	-	-	4,940,000
Goodwill impairment	383,238	-	383,238
Interest expense	2,835,206	3,946,753	9,675,173
Gain (loss) on derivative liability	2,103,614	(1,231,083)	(1,029,409)

Changes in operating assets and liabilities:
Receivable	(30,490)	-	(30,490)
Loan receivable	(20,000)	-	(20,000)
Prepaid expenses	22,889	(64,611)	(21,133)
Accounts payable and accrued liabilities	17,847	(31,934)	20,775
Net cash used in operations	(1,028,195)	(1,437,132)	(5,691,840)

Cash Flows from Investing Activities
Investment	(912,173)	-	(1,109,566)
Acquisition of subsidiary, net of cash acquired	(153,192)	-	(153,192)
Deposit	10,170	-	-
Net cash used in investing activities	(1,055,195)	-	(1,262,758)

Cash Flows from Financing Activities
Advance from related party	-	-	47,537
Repayment to related party	-	-	(2,205)
Issuance of common shares for cash	-	-	1,349,500
Issuance of convertible debentures	-	-	3,000,000
Issuance of note payable	259,077	-	259,077
Issuance cost of convertible debentures	-	-	(25,000)
Issuance of convertible promissory notes	2,318,000	250,000	3,068,000
Net cash provided by financing activities	2,577,077	250,000	7,696,909

Effect of foreign exchange	(10,780)	-	(10,780)

Increase (decrease) in cash and cash equivalents	482,907	(1,187,132)	731,531
Cash and cash equivalents - beginning of period	248,624	1,239,603	-
Cash and cash equivalents - end of period	$731,531	$52,471	$731,531

Supplementary Cash Flow Information
Non-cash investing and financing activities:
Common stock issued for debt	$2,004,000	$2,069,536	$7,080,202
Promissory note issued for expenses	$-	$-	$-
Deposit applied to acquisition of subsidiary	$10,170	$-
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
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

On October 18, 2013, the Company acquired 51% interest in Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.).

On March 1, 2014, the Company acquired 50% interest in Tero Oilfield Services Ltd.

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
March 31, 2014
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $731,531and $248,624 in cash and cash equivalents at March 31, 2014 and June 30, 2013, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of March 31, 2014 and June 30, 2013, the Company had $422,033 and $25,935, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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
March 31, 2014
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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to March 31, 2014.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)

2.      Significant Accounting Policies - Continued

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to March 31 2014, the Company had no material items of other comprehensive income.

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
March 31, 2014
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
March 31, 2014
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

Accounting Standards Updates ("ASUs") through ASU No. 2014-08 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

For the period ended March 31, 2014:

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
March 31, 2014
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

On October 9, 2013, the Company issued 1,300,000 common shares at a deemed price of $0.045 per share for debenture conversion of $58,500.

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
March 31, 2014
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
March 31, 2014
(Unaudited)

3.      Capital Stock - Continued

Share Issuances - Continued

On January 16, 2014, the Company issued 3,500,000 common shares at a deemed price of $0.02261 per share for Convertible debenture conversion.

On February 1, 2014, the Company issued 211,268 common shares at a market price of $0.0426 per share for consulting fees.

On February 4, 2014, the Company issued 899,071 common shares at a deemed price of $0.01228 per share for warrants exercise of $11,042 (Note 7).

On February 11, 2014, the Company issued 3,000,000 common shares at a deemed price of $0.0320 per share for preferred stock conversion.

On February 14, 2014, the Company issued 2,000,000 common shares at a deemed price of $0.0224 per share for promissory note conversion.

On February 14, 2014, the Company issued 3,300,000 common shares at a deemed price of $0.0224 per share for Convertible debenture conversion.

On February 24, 2014, the Company issued 2,000,000 common shares at a deemed price of $0.040 per share for preferred stock conversion.

On March 1, 2014, the Company issued 160,715 common shares at a market price of $0.0560 per share for consulting fees.

On March 3, 2014, the Company issued 1,902,344 common shares at a deemed price of $0.0224 per share for promissory note conversion.

On March 3, 2014, the Company issued 3,472,734 common shares at a deemed price of $0.0224 per share for Convertible debenture conversion.

On March 5, 2014, the Company issued 2,500,000 common shares at a deemed price of $0.0960 per share for preferred stock conversion.

On March 6, 2014, the Company issued 6,250,000 common shares at a deemed price of $0.0800 per share for preferred stock conversion.

On March 6, 2014, the Company issued 5,999,000 common shares at a deemed price of $0.0800 per share for preferred stock conversion.

On March 6, 2014, the Company issued 1,804,063 common shares at a deemed price of $0.0261 per share for warrants exercise of $47,200 (Note 7).

On March 7, 2014, the Company issued 6,000,000 common shares at a deemed price of $0.0780 per share for preferred stock conversion.

On March 12, 2014, the Company issued 745,856 common shares at a deemed price of $0.0579 per share for preferred stock conversion.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)

3.      Capital Stock - Continued

Share Issuances - Continued

On March 13, 2014, the Company issued 2,326,283 common shares at a deemed price of $0.0100 per share for warrants exercise of $23,270 (Note 7).

On March 17, 2014, the Company issued 6,750,000 common shares at a deemed price of $0.0506 per share for preferred stock conversion.

On March 21, 2014, the Company issued 1,736,372 common shares at a deemed price of $0.0629 per share for preferred stock conversion.

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
March 31, 2014
(Unaudited)

3.      Capital Stock - Continued

Share Issuances - Continued

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
March 31, 2014
(Unaudited)

3.      Capital Stock - Continued

Share Issuances - Continued

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

Since its inception (May 31, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect to the 10 for 1 forward split:

			Per
Date	Description	Shares	Share	Amount
06/06/06	Shares issued for cash	20,000,000	$ 0.001	$ 20,000
07/01/06	Shares issued for cash	10,000,000	0.001	10,000
12/11/06	Shares issued for cash	17,375,000	0.004	69,500
01/18/11	Shares issued for mining expenses	250,000	0.100	25,000
01/27/11	Shares issued for cash	250,000	1.000	250,000
03/07/11	Shares issued for mining expenses	250,000	0.100	25,000
04/27/11	Shares issued for director fees	2,300,000	7.650	17,595,000
04/29/11	Shares issued for settlement of mining expenses	200,000	3.700	740,000
05/10/11	Shares issued for cash	190,476	5.250	1,000,000
06/11/11	Shares issued for investor relation	300,000	2.340	702,000
11/22/11	Shares issued for debenture conversion	2,000,000	0.5300	1,063,636
4/18/12	Shares issued for debenture conversion	610,795	0.6400	390,909
4/18/12	Shares issued for interest	323,637	0.810	262,146

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)

3.      Capital Stock - Continued

4/27/12	Shares issued for director fees	300,000	1.060	318,000
5/1/12	Shares issued for consulting fees	26,041	0.960	25,000
5/15/12	Shares issued for consulting fees	40,323	0.620	25,000
7/10/12	Shares issued for debenture conversion	1,504,415	0.3390	510,509
8/21/12	Shares issued for debenture conversion	815,047	0.2900	236,364
9/17/12	Shares issued for debenture conversion	1,581,028	0.2300	363,637
10/25/12	Shares cancelled in exchange for preferred shares	(20,000,000)	0.0010	(20,000)
11/1/12	Shares issued for mining expenses	62,500	0.2400	15,000
11/13/12	Shares issued for investor relation	41,667	0.2400	10,000
11/22/12	Shares issued for debenture conversion	949,171	0.2030	192,871
12/1/12	Shares issued for mining expenses	55,556	0.2700	15,000
12/13/12	Shares issued for investor relation	38,462	0.2600	10,000
1/2/13	Shares issued for mining expenses	55,556	0.2700	15,000
1/14/13	Shares issued for investor relation	40,000	0.2500	10,000
1/25/13	Shares issued for warrants exercise	1,028,113	1.2400	1,272,275
2/1/13	Shares issued for mining expenses	78,947	0.1900	15,000
2/14/13	Shares issued for investor relation	41,667	0.2400	10,000
2/29/13	Shares issued for debenture conversion	2,000,000	0.1180	236,923
3/1/13	Shares issued for mining expenses	48,387	0.3100	15,000
3/1/13	Shares issued for consulting fees	25,806	0.3100	8,000
3/8/13	Shares issued for debenture conversion	2,000,000	0.1180	236,923
3/14/13	Shares issued for investor relation	47,619	0.2100	10,000
3/15/13	Shares issued for consulting fees	38,876	0.2315	9,000
3/15/13	Shares issued for consulting fees	95,238	0.2100	20,000
3/15/13	Shares issued for debenture conversion	2,000,000	0.1460	292,308
3/27/13	Shares issued for investor relation	389,189	0.185	72,000
4/1/13	Shares issued for mining expenses	71,429	0.2100	15,000
4/1/13	Shares issued for consulting fees	38,095	0.2100	8,000
4/15/13	Shares issued for investor relation	50,000	0.2000	10,000
4/15/13	Shares issued for consulting fees	100,000	0.2000	20,000
4/15/13	Shares issued for consulting fees	57,007	0.2105	12,000
4/23/13	Shares issued for debenture conversion	2,000,000	0.1240	247,692
4/29/13	Shares issued for director fees	300,000	0.1800	54,000
5/1/13	Shares issued for consulting fees	47,059	0.1700	8,000
5/13/13	Shares issued for debenture conversion	2,000,000	0.1150	230,769
5/15/13	Shares issued for consulting fees	113,636	0.1760	20,000
5/15/13	Shares issued for consulting fees	70,588	0.1700	12,000
5/30/13	Shares issued for debenture conversion	2,400,000	0.1150	276,924
6/1/13	Shares issued for consulting fees	50,000	0.1600	8,000
6/14/13	Shares issued for consulting fees	142,857	0.1400	20,000
6/15/13	Shares issued for consulting fees	88,235	0.1360	12,000
7/1/13	Shares issued for consulting fees	80,000	0.1000	8,000
7/1/13	Shares issued for consulting fees	37,594	0.1330	5,000
7/3/13	Shares issued for note payable conversion	954,461	0.0825	105,410
7/9/13	Shares issued for debenture conversion	2,000,000	0.0450	138,462
7/15/13	Shares issued for consulting fees	181,818	0.1100	20,000
7/15/13	Shares issued for consulting fees	54,545	0.1100	6,000
8/1/13	Shares issued for consulting fees	48,485	0.1650	8,000
8/1/13	Shares issued for consulting fees	46,997	0.1454	6,833

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)

3.      Capital Stock - Continued

8/13/13	Shares issued for promissory note conversion	1,585,714	0.0735	163,693
8/14/13	Shares issued for debenture conversion	844,300	0.0525	68,194
8/15/13	Shares issued for consulting fees	28,736	0.2088	6,000
9/1/13	Shares issued for consulting fees	57,469	0.1450	8,333
9/1/13	Shares issued for consulting fees	61,069	0.1310	8,000
9/6/13	Shares issued for warrants exercise	2,375,052	0.1900	446,789
9/15/13	Shares issued for consulting fees	48,702	0.1232	6,000
9/19/13	Shares issued for debenture conversion	1,400,000	0.0450	96,923
9/23/13	Shares issued for warrants exercise	1,293,717	0.0400	56,486
10/1/13	Shares issued for consulting fees	71,716	0.1162	8,333
10/9/13	Shares issued for debenture conversion	1,300,000	0.0450	90,000
10/10/13	Shares issued for consulting fees	66,667	0.1200	8,000
10/15/13	Shares issued for consulting fees	95,643	0.0941	9,000
10/18/13	Shares issued for conversion of Series A Convertible Preferred shares	20,000,000	0.001	20,000
10/24/13	Shares issued for debenture conversion	2,000,000	0.03825	117,692
10/24/13	Shares issued for warrants exercise	501,355	0.05	26,316
11/01/13	Shares issued for consulting fees	90,679	0.0919	8,333
11/01/13	Shares issued for consulting fees	87,052	0.0919	8,000
11/11/13	Shares issued for debenture conversion	1,387,500	0.042	81,846
11/15/13	Shares issued for consulting fees	109,756	0.0820	9,000
11/18/13	Shares issued for debenture conversion	2,500,000	0.03	150,000
11/18/13	Shares issued for debenture conversion	2,000,000	0.03	92,308
12/01/13	Shares issued for consulting fees	105,888	0.0787	8,333
12/01/13	Shares issued for debenture conversion	1,435,345	0.0406	81,846
12/15/13	Shares issued for consulting fees	155,980	0.0577	9,000
12/20/13	Shares issued for debenture conversion	3,000,000	0.0163	97,800
01/01/14	Shares issued for consulting fees	134,329	0.0670	9,000
01/06/14	Shares issued for promissory note conversion	2,553,681	0.0228	83,250
01/06/14	Shares issued for debenture conversion	3,000,000	0.0226	104,354
01/15/14	Shares issued for promissory note conversion	1,601,227	0.0163	52,200
01/16/14	Shares issued for debenture conversion	3,500,000	0.0226	121,746
02/01/14	Shares issued for consulting fees	211,268	0,0426	9,000
02/04/14	Shares issued for debenture conversion	899,071	0.0122	11,042
02/11/14	Shares issued for preferred stock	3,000,000	0.0320	96,048
02/14/14	Shares issued for promissory note conversion	2,000,000	0.0224	64,000
02/14/14	Shares issued for debenture conversion	3,300,000	0.0224	113,723
02/24/14	Shares issued for preferred stock	2,000,000	0.0400	80,032
03/03/14	Shares issued for promissory note conversion	1,902,344	0.0224	60,875
03/03/14	Shares issued for debenture conversion	3,472,734	0.0224	119,676
03/05/14	Shares issued for preferred stock	2,500,000	0.0960	240,040
03/06/14	Shares issued for preferred stock	6,250,000	0.0800	500,100
03/06/14	Shares issued for preferred stock	5,999,000	0.0800	480,016
03/06/14	Shares issued for debenture conversion	1,804,063	0.0261	47,200
03/07/14	Shares issued for preferred stock	6,000,000	0.0780	468,706
03/12/14	Shares issued for preferred stock	745,856	0.0579	43,214
03/13/14	Shares issued for debenture conversion	2,326,283	0.0100	23,270
03/17/14	Shares issued for preferred stock	6,750,000	0.0506	341,615
03/19/14	Shares issued for consulting fees	160,715	0.0560	9,000
03/21/14	Shares issued for preferred stock	1,736,372	0.0629	109,285
	Cumulative Totals	162,735,605		$ 32,202,708

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)

3.      Capital Stock - Continued

Of these shares, 13,068,308 were issued to directors and officers of the Company. 18,516,037 were issued to independent investors. 872,375 were issued for mining expenses. 948,604 were issued for investor relation expenses. 200,000 were issued for debt settlement. 43,001,127 were issued for debenture and interest conversion. 1,028,113 were issued for exercise of warrants attached to convertible debentures. 17,965,811 were issued for promissory note and interest conversions. 9,199,541 were issued for exercise of warrants attached to convertible promissory notes. 954,461 were issued for note payable conversion. 2,000,000 were issued for a mining option settlement. 20,000,000 were issued for the conversion of Series A Convertible Preferred shares. 34,981,228 were issued for the conversion of Series B Convertible Preferred shares. The Company has no stock option plan, warrants or other dilutive securities, other than warrants issued to acquire 37,959,395 shares of the Company regarding convertible promissory notes (Note 7).

As per management agreements, the Company is obligated to issue 300,000 common shares to two directors by April 27, 2014 provided that they continue to serve as members to the Company’s board of directors. 300,000 common shares were issued to the two directors on April 27, 2011, April 27, 2012 and April 29, 2013 respectively.

On January 3, 2014, the Company designated 2,000,000 preferred stock with a par value $0.001 per share, issuable only in consideration of the extinguishment of existing debt convertible in to the Company’s common stock with a par value of $0.001. The designated preferred stock shall be issued on the basis of 1 preferred stock for each $1 of convertible debt.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through March 31, 2014 of $11,311,568 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $640,186 and $1,367,596 during the periods ended March 31, 2014 and 2012, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)

4.      Provision for Income Taxes - Continued

The Company has no tax position at March 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2014. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2013, June 30, 2012 and June 30, 2011 are still open for examination by the Internal Revenue Service (IRS).

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
March 31, 2014
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
March 31, 2014
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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)

6.      Convertible Debenture

On May 15, 2012, the Company entered into a securities purchase agreement with an investor. Pursuant to the terms of the agreement, the investor acquired convertible debentures with an aggregate face value of $1,680,000, at an original issuance discount of $180,000; resulting in $1,500,000 net proceeds to the Company. The debenture is due on May 15, 2013 and carries no interest, with an effective interest rate of 561.35% . The debenture is convertible at the lower of $0.45 and 65% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The debenture is also subject to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $2,584,615. On February 19, 2013, $154,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.077 per share in accordance with the terms of the agreement. On March 8, 2013, $154,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.077 per share in accordance with the terms of the agreement. On March 15, 2013, $190,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.095 per share in accordance with the terms of the agreement. On April 23, 2013, $161,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.0805 per share in accordance with the terms of the agreement. On May 13, 2013, $150,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.075 per share in accordance with the terms of the agreement. On May 30, 2013, $180,000 in face value of the debenture was converted to 2,400,000 common shares at a price of $0.075 per share in accordance with the terms of the agreement. On July 9, 2013, $90,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.045 per share in accordance with the terms of the agreement. On August 14, 2013, $44,326 in face value of the debenture was converted to 844,300 common shares at a price of $0.0525 per share in accordance with the terms of the agreement. On September 19, 2013, $63,000 in face value of the debenture was converted to 1,400,000 common shares at a price of $0.045 per share in accordance with the terms of the agreement. The debenture was extended on July 23, 2013 for 12 months and will expire on May 15, 2014. On October 9, 2013, $58,500 in face value of the debenture was converted to 1,300,000 common shares at a price of $0.045 per share in accordance with the terms of the agreement. On October 24, 2013, $76,500 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.03825 per share in accordance with the terms of the agreement. On November 18, 2013, $60,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.03000 per share in accordance with the terms of the agreement. On January 6, 2014, $67,830 in face value of the debenture was converted to 3,000,000 common shares at a price of $0.02261 per share in accordance with the terms of the agreement. On January 16, 2014, $79,135 in face value of the debenture was converted to 3,500,000 common shares at a price of $0.02261 per share in accordance with the terms of the agreement. On February 14, 2014, $73,920 in face value of the debenture was converted to 3,300,000 common shares at a price of $0.0224 per share in accordance with the terms of the agreement. On February 28, 2014, $77,789 in face value of the debenture was converted to 3,472,734 common shares at a price of $0.0224 per share in accordance with the terms of the agreement.

As of March 31, 2014, the debenture has been fully converted to common shares.

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)

7.      Convertible Promissory Notes

On February 13, 2013, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $1,100,000, at an issuance discount of $100,000; resulting in $1,000,000 net proceeds to the Company. On February 13, 2013, $100,000 net proceeds were received with an issuance discount of $10,000 for an aggregate face value of $110,000. On April 24, 2013, $50,000 net proceeds were received with an issuance discount of $5,000 for an aggregate face value of $55,000. On June 4, 2013, $50,000 net proceeds were received with an issuance discount of $5,000 for an aggregate face value of $55,000. On June 27, 2013, $50,000 net proceeds were received with an issuance discount of $5,000 for an aggregate face value of $55,000. On August 14, 2013, $75,000 net proceeds were received with an issuance discount of $7,500 for an aggregate face value of $82,500. On August 13, 2013, $110,000 in face value of the note was converted to 1,585,714 common shares at a price of $0.0735 per share in accordance with the terms of the agreement. On November 11, 2013, $55,000 in face value of the note was converted to 1,387,500 common shares at a price of $0.042 per share in accordance with the terms of the agreement. On December 4, 2013, $55,000 in face value of the note was converted to 1,435,345 common shares at a price of $0.04060 per share in accordance with the terms of the agreement. On December 9, 2013, $100,000 net proceeds were received with an issuance discount of $10,000 for an aggregate face value of $110,000. There is no guarantee the investor will make additional payments. The note of $247,500 is due on February 13, 2016 and carries a one-time interest rate of 5% over the term of note, with an effective interest rate of 171.61% . The note is convertible at the lower of $0.25 and 70% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $353,571. During the period ended December 31, 2013, an interest expense of $22,289 was accrued.

Effective March 1, 2013, the Company entered into another securities purchase agreement with another investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $672,000, at an issuance discount of $72,000; resulting in $600,000 net proceeds to the Company.

On March 1, 2013, $150,000 net proceeds were received with an issuance discount of $18,000 for an aggregate face value of $168,000. The note of $168,000 is due on March 1, 2014 and carries no interest, with an effective interest rate of 561.36% . The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on March 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $336,000. On November 18, 2013, $75,000 in face value of the note was converted to 2,500,000 common shares at a price of $0.03 per share in accordance with the term of the agreement. On December 20, 2013, $48,900 in face value of the note was converted to 3,000,000 common shares at a price of $0.0163 per share in accordance with the terms of the agreement.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
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
March 31, 2014
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
March 31, 2014
(Unaudited)

7.      Convertible Promissory Notes - Continued

On September 6, 2013, 3,632,433 warrants were exercised for 2,375,052 common shares of the Company at a deemed price of $0.19 in accordance with the terms of the agreement. A loss of $83,546 was recorded when the warrants were valued prior to the warrants exercise. On September 23, 2013, 540,540 warrants were exercised for 1,293,717 common shares of the Company at a deemed price of $0.04 in accordance with the term of the agreement. A loss of $2,432 was recorded when the warrants were valued prior to the warrants exercise. On October 24, 2013, 263,158 warrants were exercised for 501,355 common shares of the Company at a deemed price of $0.05 in accordance with the term of the agreement. A gain of $2,632 was recorded when the warrants were valued prior to the warrants exercise. On February 4, 2014, 297,619 warrants were exercised for 899,071 common shares of the Company at a deemed price of $0.01 in accordance with the term of the agreement. A gain of $18,720 was recorded when the warrants were valued prior to the warrants exercise. On March 6, 2014, 400,000 warrants were exercised for 1,804,063 common shares of the Company at a deemed price of $0.03 in accordance with the terms of the agreement. A loss of $7,200 was recorded when the warrants were valued prior to the warrants exercise. On March 13, 2014, 334,821 warrants were exercised for 2,326,283 common shares of the Company at a deemed price of $0.01 in accordance with the terms of the agreement. A gain of $51,730 was recorded when the warrants were valued prior to the warrants exercise.

The Company used the Lattice Model for valuing warrants using the following assumptions:

•	Risk-free interest rates: 0.70% - 1.65%
•	Term: 5 years
•	Dividend yield: 0%
•	Underlying stock prices: $0.12 - $0.31
•	Volatilities: 485% - 489%

At March 31, 2014, the warrants were valued at $2,532,340 resulting in a gain of $1,404,045 in the period ended March 31, 2014. The corresponding debt discount of the promissory notes was accreted to interest expense over the terms of notes of 3 years, 1 year and 18 months respectively. During the period ended March 31, 2014, an accretion of $191,143 was recognized as interest expense.

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2013	5,133,750	$0.180	4.21 years
Warrants issued	38,294,216	$0.067	2.59 years
Exercised	(5,468,571)	$0.182	-
Cancelled	-	$-	-
Expired	-	$-	-

Balance, March 31, 2014	37,959,395	$0.09	2.57years

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)

7.      Convertible Promissory Notes - Continued

$220,000 Loan

On March 3, 2014, we entered into a securities purchase agreement with JDF, pursuant to which JDF provided us with an aggregate investment of $220,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued JDF an original issue discount 10% convertible promissory note of $220,000 due September 3, 2014 and convertible into common shares on a cashless basis at a price per share of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion.

In addition on March 3, 2014, we issued an aggregate of 4,000,000 warrants to JDF in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.05 and expire after a term of three years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

Loan Agreement with JSJ Investments Inc.

On February 23, 2014, we entered into a securities purchase agreement with JSJ Investments Inc., pursuant to which JSJ Investments provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued JSJ Investments a convertible promissory note with 12% interest due August 27, 2014 and convertible into common shares on a cashless basis at a price of the lower of 50% of the average of the three lowest bids on the 20 trading days before February 27, 2014 or of a notice to convert during the twenty trading days preceding the delivery of any related conversion notice.

In addition, we issued warrants to purchase an aggregate of 1,111,111 common shares of our company to JSJ in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of approximately $0.09 and expire after a term of five years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

Loan Agreement with Centaurian Fund

On February 27, 2014, we entered into a securities purchase agreement with Centaurian Fund, pursuant to which Centaurian provided our company with an aggregate investment of $50,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Centaurian a convertible promissory note with 15% interest due August 27, 2014 and convertible into common shares on a cashless basis at a price of the lower of 50% of the average of the three lowest bids on the 20 trading days before February 27, 2014 or of a notice to convert during the 20 trading days preceding the delivery of any related conversion notice.

In addition, we issued warrants to purchase an aggregate of 5,156,250 common shares of our company to Centaurian in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.06 and expire after a term of six months. In the case that our common share closing price is greater than $0.06 per share for two days, the warrants may be exercised on a cashless basis at a price pursuant to the warrant.

Loan Agreement with LG Capital Funding, LLC

On February 27, 2014, we entered into a securities purchase agreement with LG Capital Funding, LLC, pursuant to which LG Capital provided our company with an aggregate investment of $75,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued LG Capital a convertible promissory note with 10% interest due February 27, 2015 and convertible into common shares on a cashless basis at a price of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice.

During the first six months this Note is in effect, the Company may redeem this Note by paying to the Holder an amount as follows: (i) if the redemption is within the first 90 days this Note is in effect, then for an amount equal to 125% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day this Note is in effect, but less than the 150th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any accrued interest and (ii) if the redemption is after the 150th day this Note is in effect, but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any accrued interest. This Note may not be redeemed after 180 days. The redemption must be closed and paid for within 3 business days of the Company sending the redemption demand or the redemption will be invalid and the Company may not redeem this Note.

Loan Agreement with St. George Investments LLC

On February 28, 2014, we entered into a securities purchase agreement with St. George Investments LLC, pursuant to which St. George Investments provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued St. George Investments a convertible promissory note of $125,500 including 15% prepaid interest due August 28, 2015 and convertible into common shares on a cashless basis at a price of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion.

In addition, we issued an aggregate of $1,481,481 warrants to St. George Investments in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.0675 and expire after a term of five years.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)

7.      Convertible Promissory Notes - Continued

Loan Agreement with Vista Capital Investments, LLC

On February 28, 2014, we entered into a securities purchase agreement with Vista Capital Investments, LLC, pursuant to which Vista Capital provides our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Vista Capital a convertible promissory note of $110,000 with 12% interest due September 1, 2014 and convertible into common shares on a cashless basis at a price of the lesser of $0.075 or 50% of the lowest bid price of our common shares during the prior 25 consecutive trading days prior the delivery of any related conversion notice.

In addition, we issued warrants to purchase an aggregate of 10,312,500 common shares of our company to Vista Capital in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.06 and expire after a term of six months. In the case that our common share closing price is greater than $0.06 per share for two days, the warrants may be exercised on a cashless basis at a price pursuant to the warrant.

Loan Agreement with Union Capital, LLC

On March 3, 2014, we entered into a securities purchase agreement with Union Capital, LLC, pursuant to which Union provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Union a convertible promissory note of $50,000 with 10% interest due March 5, 2015 and convertible into common shares on a cashless basis at a price per share of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice.

In addition, we issued warrants to purchase an aggregate of 941,619 common shares of our company to Union in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.0531 and expire after a term of five years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

During the first six months this Note is in effect, the Company may redeem this Note by paying to the Holder an amount as follows: (i) if the redemption is within the first 90 days this Note is in effect, then for an amount equal to 125% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day this Note is in effect, but less than the 150th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any accrued interest and (ii) if the redemption is after the 150th day this Note is in effect, but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any accrued interest. This Note may not be redeemed after 180 days. The redemption must be closed and paid for within 3 business days of the Company sending the redemption demand or the redemption will be invalid and the Company may not redeem this Note.

Loan Agreement with Iconic Holdings, LLC

On March 3, 2014, we entered into a securities purchase agreement with Iconic Holdings, LLC, pursuant to which Iconic provides our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Iconic a convertible promissory note of $100,000 with 12% interest due September 3, 2014 and convertible into common shares on a cashless basis at a price of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion.

In addition, we issued an aggregate of 2,000,000 warrants to Iconic in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.05 and expire after a term of three years.

Loan Agreement with Adar Bays, LLC

On March 3, 2014, we entered into a securities purchase agreement with Adar Bays, LLC, pursuant to which Adar provided our company with an aggregate investment of $50,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Adar a convertible promissory note of $50,000 with 10% interest due March 4, 2015 and convertible into common shares on a cashless basis at a price per share of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice.

In addition on March 4, 2014, we issued an aggregate of 941,619 warrants to Adar in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.0531 and expire after a term of five years.

During the first six months this Note is in effect, the Company may redeem this Note by paying to the Holder an amount as follows: (i) if the redemption is within the first 90 days this Note is in effect, then for an amount equal to 125% of the unpaid principal amount of this Note along with any interest that has accrued during that period, (ii) if the redemption is after the 91st day this Note is in effect, but less than the 150th day this Note is in effect, then for an amount equal to 140% of the unpaid principal amount of this Note along with any accrued interest and (ii) if the redemption is after the 150th day this Note is in effect, but less than the 180th day this Note is in effect, then for an amount equal to 150% of the unpaid principal amount of this Note along with any accrued interest. This Note may not be redeemed after 180 days. The redemption must be closed and paid for within 3 business days of the Company sending the redemption demand or the redemption will be invalid and the Company may not redeem this Note.

Loan Agreement with Black Mountain Equities, Inc.

On March 3, 2014, we entered into a securities purchase agreement with Black Mountain Equities, Inc., pursuant to which Black Mountain provided our company with an aggregate investment of $100,000 in consideration of our issuance of original issue discount convertible promissory notes and common share purchase warrants. We issued Black Mountain a convertible promissory note of $115,000 with 15% prepaid interest due April 1, 2015 and convertible into common shares on a cashless basis at the lesser price per share of $0.06 or 50% of the lowest trade price of our common shares during the prior 20 trading days immediately preceding the delivery of any related conversion notice.

In addition on March 3, 2014, we issued an aggregate of 1,666,666 warrants to Black Mountain in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.06 and expire after a term of five years. In the case that our common share closing price is greater than $0.06 per share for two days, the warrants may be exercised on a cashless basis at a price pursuant to the warrant.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)

8.      Convertible Preferred Shares

On January 3, 2014 the Company entered into a convertible debt settlement agreement with one investor. Pursuant to the terms of the agreement, the investor acquired 1,134,500 convertible Series B Preferred Shares to extinguish the balance of convertible debts with an aggregate principal amount of $1,134,500. The conversion price of the Series B Preferred Shares shall be the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date of the applicable convertible debt instrument of the Corporation from which the applicable Series B Preferred Shares were converted, or (ii) 50 % of the lowest reported sale price for the 20 days prior to the conversion date of the Series B Preferred Shares.

During the period ended March 31, 2014, 597,175 Series B Preferred Shares were converted into 34,981,228 common shares of the Company for a total fair value of $2,359,055 of which a gain of $626,879 was recorded. As at March 31, 2014, the balance of the Series B Preferred Shares is 537,325 with a fair value of $1,253,758.

9.      Note Payable

On March 3, 2014, the Company entered into a Secured Note for a principal amount of $330,000 (US$298,518). The note bears interest at 20% per annum and is due on June 1, 2014. As security for the Principal and Interest payable under this Note, the Company provided the Lender contemporaneously with the advance of the Principal, the general security agreement granting the Lender a security interest in all of the Company’s subsidiary Alta Disposal Ltd’s present and after acquired personal property. The Company further agrees that it will not transfer, assign, pledge or provide a negative pledge to any third party with respect to the Security while the Note is outstanding.

10.    Related Party Transactions

During the period ended March 31, 2014, the Company incurred consulting fees of $167,800 (2012 - $36,000) with directors and officers.

As of March 31, 2014, the Company was obligated to a director for a non-interest bearing demand loan with a balance of $45,332 (June 30, 2013 - $45,332). The Company plans to pay the loan back as cash flows become available.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

11.   Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2014, the Company had a working capital deficiency of $3,568,752 and an accumulated deficit of $39,723,131. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)

11.    Going Concern and Liquidity Considerations - Continued

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

12.    Commitments

Employment Agreements

On January 12, 2014, the Company entered into an employment agreement with a director and officer. Commencing on January 12, 2014, the director and officer will be employed for 24 months ending on January 12, 2016. Pursuant to the agreement, annual salary of US$120,000 is payable monthly in cash or if the Company does not have available cash, in shares of the Company’s common stock.

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)

12.    Commitments - Continued

The Company agreed to pay the following:

i.	A cash retainer fee equal to $15,000.
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
March 31, 2014
(Unaudited)

13.    Loan Receivable

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

14.    Acquisition of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.)

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

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)

14.    Acquisition of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) - Continued

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
Support for NCI calculation:
$453,204 paid for 51%	$ 453,204/.51	$888,635	Implied enterprise value
		435,431	49% subject interest
		(43,543)	Discount for lack of control 10%
		391,888	Fair value, non-controlling, marketable
		(156,755)	40% discount for lack or marketability

		$235,133	Fair value, non-controlling, non-marketable

Goodwill Impairment

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill acquired in a business combination is not amortized. The Company evaluates the carrying amount of goodwill for impairment annually on June 30 and whenever events or circumstances indicate impairment may have occurred.

When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value

Due to the inability to meet anticipated sales growth, the Company assessed the acquired goodwill associated with its related business units for impairment as of March 31, 2014. Based on the discounted cash flows model utilizing estimated future earnings and cash flows, the fair value of the reporting units was less than the carrying value of the acquired goodwill. The Company’s evaluation of goodwill resulted in a total impairment charge of $383,238 for the period ended March 31, 2014; of which all was attributed to Alta Disposal Morinville Ltd.

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)

15.    Investment in Affiliate

Tero Oilfield Services Ltd (“Tero”)

On March 1, 2014, the Company acquired a 50% interest in Tero Oilfield Services Ltd. (“Tero”), a private company, in exchange for an aggregate of CDN$1,000,680 (US$906,700).

The Company has been granted an option to acquire an additional 25% of the shares in Tero for $500,000 by February 28, 2015.

Summary financial results of Tero for the period March 1, 2014 to March 31, 2014 are as follows:

Operations
	CDN$	US$
Disposal Well Revenues	$97,975	$88,756
Operating expense	(85,893)	(77,810)
Net income	$12,082	$10,946

Equity in income of unconsolidated affiliate	$6,041	$5,473

Summary financial position for Tero as at March 31, 2014 follows:

Financial Position
	CDN$	US$
Cash	$25,107	$22,712
Other current assets	254,396	230,127
Property and equipment	475,115	429,789
Total Assets	$754,618	$682,628

Current liabilities	$47,791	$43,232
Promissory note payable	500,000	452,300
Total Liabilities	547,791	495,532

Capital stock	5	5
Retained earnings	206,822	187,091
Total Equity	206,827	187,096
Total Liabilities and Equity	$754,618	$682,628

Investment in unconsolidated affiliate
Purchase price	$906,700
Equity in income	5,473
$912,173

An equipment appraisal was done as of September 30, 2013 on Tero’s Property and equipment. The fair market value was estimated at CDN$2,000,000 to CDN$2,400,000 (US$1,940,000 to US$2,328,480). The fair market value of Tero’s outstanding common stock was estimated to be CDN$1,730,000 (US$1,678,446).

Lithium Exploration Group, Inc.
(An Exploration Stage Company)
Notes to Consolidated Interim Financial Statements
March 31, 2014
(Unaudited)

16.    Subsequent Events

Issuances of common shares

On April 1, 2014, the Company issued 359,821 common shares at a market price of $0.0667 per share for consulting fees.

On April 1, 2014, the Company issued 134,933 common shares at a market price of $0.0667 per share for consulting fees.

On April 8, 2014, the Company issued 6,948,913 common shares at a deemed price of $0.0230 per share for promissory note conversion.

On May 14, 2014, the Company issued 7,000,000 common shares at a deemed price of $0.0214 per share, pursuant to the conversion of 149,800 shares of the Company’s preferred shares.

Agreement

In 2013, the Company loaned $20,000 in the form of a secured bridge loan to Sonic Cavitation LLC. On April 21, 2014, the Company entered into an agreement with Sonic Cavitation, whereby Sonic Cavitation agreed to facilitate the construction of one sonic cavitation generator. The Company agreed to pay Sonic Cavitation a consulting fee of $20,000 upon execution of the agreement and forgive the debt upon delivery of the prototype by Sonic Cavitation and 24 months from the date of delivery of the prototype to us, we will deliver and return the prototype to Sonic Cavitation.

The Company has evaluated subsequent events from April 1, 2014, through the date of this report, and determined there are no other items to disclose.

Note Payable

On April 14, 2014 the Secured Note for a principal amount of $330,000 (US$298,518) plus accrued interest was repaid.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” mean Lithium Exploration Group, Inc. and our wholly owned subsidiary, Alta Disposal Ltd., an Alberta, Canada corporation, our partially owned subsidiary, Alta Disposal Morinville Ltd., an Alberta, Canada corporation, our partially owned investment, Tero Oilfield Services Ltd., an Alberta, Canada corporation, unless otherwise indicated.

Corporate History

We were incorporated on May 31, 2006 in the State of Nevada under the name “Mariposa Resources, Ltd.” Effective November 30, 2010, we changed our name to “Lithium Exploration Group, Inc.,” by way of a merger with our wholly-owned subsidiary Lithium Exploration Group, Inc., which was formed solely for the change of name.

Our executive offices are located at 3200 N. Hayden Road, Suite 235, Scottsdale, Arizona 85251, and our telephone number is (480) 641-4790. We also have an office at 840 6th Ave SW Suite 300, Calgary, Alberta T2P 3E5. The phone number for our Calgary office is (403) 930-1925.

On October 18, 2013, our company, through our wholly owned subsidiary, Alta Disposal Ltd. (formerly 1617437 Alberta Ltd.), an Alberta, Canada corporation, completed the acquisition of 51% of shares of Blue Tap Resources Inc. for total payment of CAD$466,547. As of September 30, 2013, CDN $300,000 (US$294,908) was paid regarding the acquisition. As a result of the share acquisition, Blue Tap Resources Inc. is now a partially owned subsidiary of our company through our wholly owned subsidiary, Alta Disposal Ltd. On January 22, 2014, Blue Tap Resources Inc. changed its name to Alta Disposal Morinville Ltd.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration-stage company that engages principally in the acquisition, exploration, and development of resource properties. Through Alta Disposal Morinville Ltd., we also are in the waste water disposal industry.

Assignment Agreement with Lithium Exploration VIII Ltd.

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

The note was interest free until March 31, 2013. After March 31, 2013, interest accrued on the principal balance then in arrears at the rate of 15% per annum. Payments were due and payable by December 31, 2013. Further, at any time, Lithium Exploration VIII and Golden Virtue could elect to convert the remaining balance of the note and accrued interest into common shares of our company at 75% of the closing market price of our company’s common shares on the election day.

On July 3, 2013, Lithium Exploration VIII and Golden Virtue elected to convert the note and accrued interest in the combined aggregate amount of CAD$83,057.53 (USD$78,743) into common shares of our company. Pursuant to this election, we issued an aggregate of 954,461 shares of our common stock at the price of USD$0.0825.

Glottech

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

On June 12, 2012, we filed a complaint with the Court of Common Pleas of Chester County, Pennsylvania against Glottech-USA, LLC, Eldredge, Inc., and the Eldredge Companies, Inc. Pursuant to an unopposed motion, the Eldredge parties were dismissed in October of 2012. The complaint initially sought an order of the Court granting possession of the initial unit.

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

On August 27, 2012, we filed a motion to amend our complaint to include claims of breach of trust and fiduciary duty, breach of good faith and fair dealing, breach of contract, conversion of funds, fraud, and the imposition of a constructive trust. We believe that this action was necessary to protect our interests against possible misuse of funds by Glottech-USA, LLC and its principals. We will also seek damages as appropriate.

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

On December 19, 2012, an attorney purportedly acting on behalf of Glottech-USA filed a motion in the lawsuit pending in Chester County, Pennsylvania, seeking possession of the unit. In addition, Glottech-USA filed a counterclaim seeking possession of the unit.

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

The matter in Pennsylvania is no longer stayed. An attorney purporting to represent Glottech-USA and the receiver appointed in Mississippi has filed motions and other documents that may move the matter forward. We have pending preliminary objections to the counterclaim, including a request for a determination of which group is in control of Glottech-USA.

Certain members of Glottech-USA continue to pursue dissolution of the company in Mississippi. The members of Glottech-USA who seek dissolution have stated in court filings that it is not practicable for Glottech-USA to continue as an ongoing business. In addition, Sulzer filed suit against Glottech-USA Texas for unfulfilled obligations.

We do not believe that Glottech-USA has sufficient capital to continue as an ongoing business. We have provided full consideration to Glottech-USA and complied with all other agreed upon terms. We believe any assertions against us to lack merit.

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

Alta Disposal Morinville Ltd. Acquisition

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

In accordance with the letter of intent, we acquired, through our wholly owned subsidiary, Alta Disposal Ltd., 51% of the outstanding securities of Alta Disposal Morinville (being 510,000 common shares) in consideration of an aggregate investment of CDN$466,547 (approximately USD$453,204) in Alta Disposal Morinville’s waste water disposal facility located in Morinville, Alberta, where Alta Disposal Morinville holds a 100% working interest in 17 freehold mineral leases. There are currently two standing natural gas wells and one disposal well located on the leases, including water disposal facilities, tanks and equipment. Payment of an initial CDN$300,000 (USD$291,000) of the CDN$466,547 aggregate investment was made pursuant to a secured convertible debenture which has been fully converted into common shares of Alta Disposal Morinville. The Alta Disposal Morinville leases are subject to a 3% gross overriding royalty held by Mr. Vincent Murphy pursuant to a gross overriding royalty agreement dated June 30, 2013. The royalty is payable on all fluids separated, treated, or otherwise enhanced for sale on the lease property.

The acquisition of Alta Disposal Morinville was completed through our wholly owned subsidiary, Alta Disposal Ltd., which was formed in the Province of Alberta for the primary purpose of the transaction with Alta Disposal Morinville. Concurrent with the closing of the acquisition, Alta Disposal entered into a unanimous shareholders and management agreement (the “Shareholders Agreement”) dated October 18, 2013 with Excel Petroleum Ltd. (which holds 49% of Alta Disposal Morinville) and Alta Disposal Morinville itself.

Pursuant to the Shareholders Agreement, Alta Disposal may continue to fund the current capital requirements of Alta Disposal Morinville up to an aggregate of $420,000 in consideration of additional shares of Alta Disposal Morinville at the rate of 163,250 shares (equivalent to approximately 5% of Alta Disposal Morinville’s common shares on a diluted basis) for each $105,000 funded until Alta Disposal holds an aggregate of 70% of Alta Disposal Morinville’s outstanding common shares. If Alta Disposal elects to fund the on-going capital requirements of Alta Disposal Morinville beyond the aggregate of $870,000, any such funds advanced by Alta Disposal will be deemed to be funds loaned by Alta Disposal to Alta Disposal Morinville on a non-interest bearing, unsecured bridge loan basis. Any such funds provided to Alta Disposal Morinville will be repayable from cash flow generated by Alta Disposal Morinville. Funds loaned prior to June 30, 2014 will not be due and payable until June 30, 2014 and thereafter will not be due and payable until at least 6 months following the date of any such loan.

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

Tero Oilfield Services Ltd. Acquisition

On August 20, 2013, we entered into a letter of intent with Tero Oilfield Services Ltd., a private company, pursuant to which Tero agreed to sell up to 75% of the issued and outstanding common shares of Tero to our company in exchange for an aggregate of $1,500,000,

On March 1, 2014, Alta Disposal Ltd., our wholly-owned subsidiary, entered into a share purchase agreement with Tero and Garry Hofmann, the sole shareholder of Tero. Pursuant to the agreement, Mr. Hofmann agreed to sell and we agreed to purchase 50% of the issued and outstanding common shares of Tero in exchange for an aggregate of CAD$1,000,000. As part of the share purchase by Alta Disposal, on February 22, 2014, Tero declared a dividend in the amount of $307,104, payable to Mr. Hofmann by way of a promissory note.

Additionally, Alta Disposal, Tero and Mr. Hofmann entered into an option agreement entitling Alta Disposal to purchase up to an additional 25% of the issued and outstanding common shares of Tero from Mr. Hofmann exercisable at a price of $500,000 for a period of one year.

Lastly, Alta Disposal, Tero and Mr. Hofmann entered into a shareholders’ agreement concerning any potential financing by the shareholders of Tero for the benefit of Tero’s operations. This agreement provides that the shareholders of Tero, Alta Disposal and Mr. Hofmann, may by unanimous resolution advance to Tero upon demand by Tero such funds as may be determined specified by unanimous resolution, subject to the agreement.

Tero was a family owned waste disposal company. The waste disposal facility has been under the same ownership since it began operations in 1997. In 2002, Tero successfully reclassified the original Class II well to a Class IB disposal well and expanded the capabilities of the facility to handle solid waste disposal. The facility is located near Wardlow, Alberta and is right in the heart of the area's oil and gas producers. The nearest competing commercial disposal companies are 75 kilometers away which presents Tero’s facility with a large geographical advantage.

Loan Agreements with Hagen Investments Ltd.

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

On January 6, 2014, we entered into an amendment and settlement agreement dated January 3, 2014 with JDF Capital. The settlement agreement amends the terms of the senior convertible debenture dated May 15, 2012 which was issued pursuant to the securities purchase agreement dated March 28, 2012 (as amended on May 15, 2012 and September 17, 2012) between our company and Hagen Investments Ltd. JDF Capital Inc. is the assignee of the $1,680,000 May 15, 2012 debenture, which was due on December 28, 2012.

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

Loan Agreements with JDF Capital Inc.

$672,000 Loan

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

Our company was indebted to JDF for funds provided to us in the amount of USD$672,000 pursuant to the conditions of the securities purchase agreement dated February 19, 2013.

On October 31, 2013, we entered into a securities assignment agreement with JDF and Blue Citi LLC, where the parties agreed to assign an aggregate of $150,000 of the securities purchase agreement to Blue City.

On January 6, 2014, JDF entered into a securities amendment and settlement agreement with us, where we agreed to convert the remaining $522,000 portion of the securities purchase agreement into 522,000 shares of Series B Convertible Preferred Stock of our company (the “Preferred Shares”), being 1 Preferred Share per $1 remaining payable pursuant to the securities purchase agreement. Each Preferred Share is convertible into common shares of our company by cashless conversion at a price of 50% of the lowest traded price of the previous 20 trading days of a notice to convert.

On January 21, 2014, JDF entered into a securities purchase agreement with Blue Citi, wherein the parties agreed to assign an aggregate of 200,000 Preferred Shares of the securities purchase agreement to Blue Citi, pursuant to which Blue Citi acquired benefits of the Preferred Shares pursuant to the securities purchase agreement and the settlement agreement from JDF.

On May 14, 2014, we issued 7,000,000 shares of our company’s common stock upon receipt of a notice of conversion from JDF to convert 149,800 Preferred Shares outstanding due to JDF at a deemed conversion rate of USD$0.0214 per share, pursuant to the conversion terms of the Preferred Shares, the SPA and the Settlement Agreement.

$500,000 Loan

On September 13, 2013, we entered into a securities purchase agreement with JDF, pursuant to which JDF Capital has agreed to provide our company with an aggregate investment of $500,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants.

On September 16, 2013, JDF funded a first installment of $250,000 in consideration of a secured convertible promissory note in the amount of $306,250, being $250,000 and 18 months prepaid interest at 15%. The note has a maturity date of 18 months from September 16, 2013. As additional consideration, we have also issued to JDF an aggregate of $250,000 in warrants with each warrant exercisable for the purchase of one common share for a period of five years. The warrants are exercisable into our common shares at a price of the lowest closing price of our common shares in the 20 trading days preceding the date that the warrants are exercised, multiplied by 150%. JDF may, in the alternative, exercise the warrants on a cashless basis in the event the shares underlying the warrants are not registered in a registration statement within 6 months of the securities purchase agreement. The cashless exercise price will be the quotient obtained by dividing [(A-B) (X)] by (A), where:

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

The second $250,000 installment of the financing was paid to us on October 1, 2013, pursuant to which we issued a second convertible promissory note upon the same terms. We also issued additional warrants with an aggregate exercise price of $250,000 to JDF. Each warrant is exercisable into one common share for a period of five years. The warrants are exercisable into our common shares at a price of the lowest closing price of our common shares in the 20 trading days preceding the date that the warrants are exercised, multiplied by 150%. JDF may, in the alternative, exercise the warrants on a cashless basis in the event the shares underlying the warrants are not registered in a registration statement within 6 months of the securities purchase agreement.

Once issued, each convertible promissory note will be convertible in whole or in part at JDF’s option before or after maturity into shares of our common stock at a conversion price equal to a 50% discount to the lowest closing price of our common shares in the 20 trading days preceding (i) the date of the purchase agreement; or (ii) the conversion date. Notwithstanding the conversion right, JDF will not be entitled to hold in excess of 9.99 percent of our issued and outstanding common shares at any time.

JDF will have the option during the 18 month period following September 13, 2013 to purchase additional convertible notes upon the same terms and conditions for up to $1,500,000 in additional financing.

Our company was indebted to JDF for funds provided to us in the amount of USD$306,250 pursuant to the conditions of a securities purchase agreement dated September 13, 2013, among our company and JDF.

On January 6, 2014, JDF entered into a securities amendment and settlement agreement with us, where we agreed to convert the remaining $612,500 portion of the securities purchase agreement into 612,500 shares of Preferred Shares, being one Preferred Share per $1 remaining payable pursuant to the securities purchase agreement. Each Preferred Share is convertible into common shares of our company by cashless conversion at a price of 50% of the lowest traded price of the previous 20 trading days of a notice to convert.

On January 21, 2014, JDF entered into a securities purchase agreement with Inlight Capital Partners LLC, wherein the parties agreed to assign an aggregate of 135,000 Preferred Shares of the securities purchase agreement to Inlight, which Inlight acquired benefits of the Preferred Shares pursuant to the securities purchase agreement and the settlement agreement from JDF.

Blue Hill Associates LLC Series 1

On January 8, 2014 and February 8, 2014, JDF entered into two securities purchase agreements with Blue Hill Associates LLC Series 1, wherein the parties agreed to assign an aggregate of 50,000 Preferred Shares of the securities purchase agreements to Blue Hill Associates, which Blue Hill Associates acquired benefits of the Preferred Shares pursuant to the securities purchase agreements and the Settlement Agreement from JDF.

On March 17, 2014, Blue Hill Associates entered into a purchase agreement with Blue Citi to transfer to Blue Citi the 3,125,000 unissued common shares of our company that was due to Blue Associates notice of conversion.

Blue Hill Fund LLC

On January 8, 2014 and February 8, 2014, JDF entered into two securities purchase agreements with Blue Hill Fund LLC Series 1, wherein the parties agreed to assign an aggregate of 50,000 Preferred Shares of the securities purchase agreements to Blue Hill Fund, which Blue Hill Fund acquired benefits of the Preferred Shares pursuant to the securities purchase agreements and the Settlement Agreement from JDF.

On March 17, 2014, Blue Hill Fund entered into a purchase agreement with Blue Citi to transfer to Blue Citi a the 3,125,000 unissued common shares of our company that was due to Blue Hill Fund notice of conversion.

$220,000 Loan

On March 3, 2014, we entered into a securities purchase agreement with JDF, pursuant to which JDF provided us with an aggregate investment of $220,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued JDF an original issue discount 10% convertible promissory note of $220,000 due September 3, 2014 and convertible into common shares on a cashless basis at a price per share of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion.

In addition on March 3, 2014, we issued an aggregate of 4,000,000 warrants to JDF in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.05 and expire after a term of three years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

Loan Agreement with JMJ Financial

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

Loan Agreement with JSJ Investments Inc.

On February 23, 2014, we entered into a securities purchase agreement with JSJ Investments Inc., pursuant to which JSJ Investments provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued JSJ Investments a convertible promissory note with 12% interest due August 27, 2014 and convertible into common shares on a cashless basis at a price of the lower of 50% of the average of the three lowest bids on the 20 trading days before February 27, 2014 or of a notice to convert during the twenty trading days preceding the delivery of any related conversion notice.

In addition, we issued warrants to purchase an aggregate of 1,111,111 common shares of our company to JSJ in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of approximately $0.09 and expire after a term of five years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

Loan Agreement with Centaurian Fund

On February 27, 2014, we entered into a securities purchase agreement with Centaurian Fund, pursuant to which Centaurian provided our company with an aggregate investment of $50,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Centaurian a convertible promissory note with 15% interest due August 27, 2014 and convertible into common shares on a cashless basis at a price of the lower of 50% of the average of the three lowest bids on the 20 trading days before February 27, 2014 or of a notice to convert during the 20 trading days preceding the delivery of any related conversion notice.

In addition, we issued warrants to purchase an aggregate of 5,156,250 common shares of our company to Centaurian in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.06 and expire after a term of six months. In the case that our common share closing price is greater than $0.06 per share for two days, the warrants may be exercised on a cashless basis at a price pursuant to the warrant.

Loan Agreement with LG Capital Funding, LLC

On February 27, 2014, we entered into a securities purchase agreement with LG Capital Funding, LLC, pursuant to which LG Capital provided our company with an aggregate investment of $75,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued LG Capital a convertible promissory note with 10% interest due February 27, 2015 and convertible into common shares on a cashless basis at a price of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice.

Loan Agreement with St. George Investments LLC

On February 28, 2014, we entered into a securities purchase agreement with St. George Investments LLC, pursuant to which St. George Investments provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued St. George Investments a convertible promissory note of $125,500 including 15% prepaid interest due August 28, 2015 and convertible into common shares on a cashless basis at a price of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion.

In addition, we issued an aggregate of $1,481,481 warrants to St. George Investments in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.0675 and expire after a term of five years.

Loan Agreement with Vista Capital Investments, LLC

On February 28, 2014, we entered into a securities purchase agreement with Vista Capital Investments, LLC, pursuant to which Vista Capital provides our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Vista Capital a convertible promissory note of $110,000 with 12% interest due September 1, 2014 and convertible into common shares on a cashless basis at a price of the lesser of $0.075 or 50% of the lowest bid price of our common shares during the prior 25 consecutive trading days prior the delivery of any related conversion notice.

In addition, we issued warrants to purchase an aggregate of 10,312,500 common shares of our company to Vista Capital in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.06 and expire after a term of six months. In the case that our common share closing price is greater than $0.06 per share for two days, the warrants may be exercised on a cashless basis at a price pursuant to the warrant.

Loan Agreement with Union Capital, LLC

On March 3, 2014, we entered into a securities purchase agreement with Union Capital, LLC, pursuant to which Union provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Union a convertible promissory note of $50,000 with 10% interest due March 5, 2015 and convertible into common shares on a cashless basis at a price per share of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice.

In addition, we issued warrants to purchase an aggregate of 941,619 common shares of our company to Union in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.0531 and expire after a term of five years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

Loan Agreement with Iconic Holdings, LLC

On March 3, 2014, we entered into a securities purchase agreement with Iconic Holdings, LLC, pursuant to which Iconic provides our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Iconic a convertible promissory note of $100,000 with 12% interest due September 3, 2014 and convertible into common shares on a cashless basis at a price of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion.

In addition, we issued an aggregate of 2,000,000 warrants to Iconic in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.05 and expire after a term of three years.

Loan Agreement with Adar Bays, LLC

On March 3, 2014, we entered into a securities purchase agreement with Adar Bays, LLC, pursuant to which Adar provided our company with an aggregate investment of $50,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Adar a convertible promissory note of $50,000 with 10% interest due March 4, 2015 and convertible into common shares on a cashless basis at a price per share of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice.

In addition on March 4, 2014, we issued an aggregate of 941,619 warrants to Adar in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.0531 and expire after a term of five years.

Loan Agreement with Black Mountain Equities, Inc.

On March 3, 2014, we entered into a securities purchase agreement with Black Mountain Equities, Inc., pursuant to which Black Mountain provided our company with an aggregate investment of $100,000 in consideration of our issuance of original issue discount convertible promissory notes and common share purchase warrants. We issued Black Mountain a convertible promissory note of $115,000 with 15% prepaid interest due April 1, 2015 and convertible into common shares on a cashless basis at the lesser price per share of $0.06 or 50% of the lowest trade price of our common shares during the prior 20 trading days immediately preceding the delivery of any related conversion notice.

In addition on March 3, 2014, we issued an aggregate of 1,666,666 warrants to Black Mountain in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.06 and expire after a term of five years. In the case that our common share closing price is greater than $0.06 per share for two days, the warrants may be exercised on a cashless basis at a price pursuant to the warrant.

Loan Agreement with 514742 B.C. Ltd.

On March 3, 2014, we entered into a securities purchase agreement with Alta Disposal Ltd., our wholly-owned subsidiary, and 514742 B.C. Ltd., pursuant to which 514742 B.C. provided Alta Disposal with an aggregate investment of $330,000 in consideration of our issuance of secured promissory notes and common share purchase warrants.

On March 3, 2014, 514742 B.C. funded an aggregate investment of CAD$333,000 to Alta Disposal. Therefore, Alta Disposal issued 514742 B.C. a secured promissory note of Alta Disposal $333,000 with 20% interest due June 1, 2014. The note is secured by all present and after acquired property of Alta Disposal.

In addition on March 3, 2014, we issued an aggregate of 2,200,000 warrants to 514742 B.C. in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.05 and expire after a term of three years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

Other Business Matters

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

Effective January 1, 2014, we entered into a consulting agreement for a term of 12 months with International Compass, LLC for the services of Bryan Kleinlein as chief financial officer of our company. As compensation, we agreed to pay to International Compass $12,000 per month during the term of the agreement payable in cash and/or common shares of our company that were previously registered on Form S-8 at our sole discretion. The value of the shares of our company issued as compensation, if any, shall be based on the volume weighted average trading closing price of the shares of our company in the five (5) trading days immediately preceding the date(s) which the shares are due. Mr. Kleinlein was first appointed as our chief financial officer on May 15, 2012.

Effective January 12, 2014, we entered into an employment agreement with Alexander Walsh for provision of services as our president and chief executive officer. The employment agreement will terminate on January 12, 2016. Pursuant to the terms of the employment agreement, Mr. Walsh will receive an annual salary of $120,000 payable in monthly cash installments or, in the event cash is unavailable, in shares of our company’s common stock. The employment agreement also provides for liability insurance and any travel and out-of-pocket expenses incurred and approved by our company.

Results of Operations

We have generated no significant revenues since inception and have incurred $536,842 and $1,640,913 respectively, in operating expenses for the three and nine month periods ended March 31, 2014 and $31,329,209 from May 31, 2006 (inception). The following provides selected financial data about our company for the three and nine month periods ended March 31, 2014 and 2013.

The following provides selected financial data about our company for the three and nine month periods ended March 31, 2014 and 2013.

Three months ended March 31, 2014 and 2013.

	Three months		Three months
	ended		ended
	March 31,		March 31,
	2014		2013
Revenue	$17,882	$	Nil
Operating expenses	$(536,842)		$(526,920)
Other income (expenses):
Interest expense	$(1,984,721)		$(2,322,114)
Gain (loss) on derivative liability	$(2,266,577)		$459,997
Equity in income (loss) of unconsolidated affiliate	$5,473	$	Nil
Net loss	$(4,764,785)		$(2,389,037)

Operating expenses for the three months ended March 31, 2014 increased as a result of increases in advertising, consulting fees, disposal expenses, general and administrative expenses, professional fees and travel expenses.

Nine months ended March 31, 2014 and 2013.

	Nine months		Nine months
	ended		ended
	March 31,		March 31,
	2014		2013
Revenue	$17,882	$	Nil
Operating expenses	$(1,640,913)		$(1,681,254)
Other income (expenses):
Interest expense	$(2,835,206)		$(3,946,753)
Gain (loss) on derivative liability	$(2,103,614)		$1,231,083
Equity in income (loss) of unconsolidated affiliate	$5,473	$	Nil
Net loss	$(6,556,378)		$(4,396,924)

Operating expenses for the nine months ended March 31, 2014 increased as a result of increases in advertising, consulting fees, disposal expenses, general and administrative expenses and goodwill impairment.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2014, and June 30, 2013, respectively.

Working Capital

	As at	As at
	March 31,	June 30,
	2014	2013
Total current assets	$803,154	$292,646
Total current liabilities	$4,371,906	$1,768,670
Working capital (deficit)	$(3,568,752)	$(1,476,024)

Cash Flows

	Nine Months		Nine Months
	ended		ended
	March 31,		March 31,
	2014		2013
Net cash used in operating activities	$(1,028,195)		$(1,437,132)
Net cash used in investing activities	$(1,055,195)	$	Nil
Net cash provided by financing activities	$2,577,077		$250,000
Effect of foreign exchange on cash	(10,780)		Nil
Increase (Decrease) in cash	$482,907		$(1,187,132)

We had cash of $731,531 as of March 31, 2014 compared to cash of $248,624 as of June 30, 2013. We had a working capital deficit of $3,568,752 as of March 31, 2014 compared to a working capital deficit of $1,476,024 as of June 30, 2013.

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

Anticipated Cash Requirements

We estimate that our expenses and other working capital requirements over the next 12 months will be approximately $950,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated	Estimated
	Completion	Expenses
	Date	($)
General and administrative	12 months	$250,000
Mining expenses	12 months	$50,000
Professional fees	12 months	$150,000
Tero Oilfield Services option	2/28/2015	$500,000
Total		$950,000

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $731,531 and $248,624 in cash and cash equivalents at March 31, 2014 and June 30, 2013, respectively.

Concentration of Risk

Our company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of March 31, 2014 and June 30, 2013, our company had $422,033 and $25,935, respectively, in deposits in excess of federally insured limits in its US bank. Our company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to March 31, 2014.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to March 31, 2014, our company had no material items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to March 31, 2014.

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

On June 12, 2012, we filed a complaint with the Court of Common Pleas of Chester County, Pennsylvania against Glottech-USA, LLC, Eldredge, Inc., and the Eldredge Companies, Inc. Pursuant to an unopposed motion, the Eldredge parties were dismissed in October of 2012. The complaint initially sought an order of the Court granting possession of the initial unit.

On August 27, 2012, we filed a motion to amend our complaint to include claims of breach of trust and fiduciary duty, breach of good faith and fair dealing, breach of contract, conversion of funds, fraud, and the imposition of a constructive trust. We believe that this action was necessary to protect our interests against possible misuse of funds by Glottech-USA, LLC and its principals. We will also seek damages as appropriate.

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

On December 19, 2012, an attorney purportedly acting on behalf of Glottech-USA filed a motion in the lawsuit pending in Chester County, Pennsylvania, seeking possession of the unit. In addition, Glottech-USA filed a counterclaim seeking possession of the unit.

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

The matter in Pennsylvania is no longer stayed. An attorney purporting to represent Glottech-USA and the receiver appointed in Mississippi has filed motions and other documents that may move the matter forward. We have pending preliminary objections to the counterclaim, including a request for a determination of which group is in control of Glottech-USA.

Certain members of Glottech-USA continue to pursue dissolution of the company in Mississippi. The members of Glottech-USA who seek dissolution have stated in court filings that it is not practicable for Glottech-USA to continue as an ongoing business. In addition, Sulzer filed suit against Glottech-USA Texas for unfulfilled obligations.

We do not believe that Glottech-USA has sufficient capital continue as an ongoing business. We have provided full consideration to Glottech-USA and complied with all other agreed upon terms. We believe any assertions against us to lack merit.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.               Mine Safety Disclosures

Not applicable.

Item 5.              Other Information

None.

Item 6.              Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)

3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)

3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8-K/A filed on April 23, 2009)

3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)

3.6	Articles of Incorporation of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.7	Certificate of Amendment of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.8	Bylaws of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.9	Certificate of Incorporation of 1617437 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

Exhibit	Description
Number

3.10	Articles of Amendment of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.11	Bylaws of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)

(10)	Material Contracts

10.1	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011)

10.2	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011)

10.3	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.4	Registration Rights Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.5	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.6	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.7	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.8	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.9	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)

10.10	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)

10.11	Letter Agreement between our company and Glottech-USA, LLC dated November 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 21, 2011)

10.12	Consulting Agreement between our company and Brandon Colker dated January 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2012)

10.13	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)

10.14	Debenture between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)

10.15	Debenture between our company and Hagen Investments Ltd. dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 18, 2012)

10.16	Option Agreement between our company and GD Glottech International, Limited dated August 14, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)

10.17	Amendment Agreement between our company and Hagen Investments Ltd. dated September 17, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 18, 2012)

10.18	License Agreement between our company and GD Glottech-International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)

10.19	Sales Agreement between our company and GD Glottech International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)

Exhibit	Description
Number

10.20	Certificate of Designation, Series A Preferred Convertible Stock (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)

10.21	Share Exchange Agreement between our company and Alexander Walsh dated October 18, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)

10.22	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)

10.23	Securities Purchase Agreement between our company and JDF Capital Inc. dated February 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 25, 2013)

10.24	Rule 10b5-1 Sales Plan, Client Representations, and Sales Instructions (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2013)

10.25
Letter of Agreement between our company and Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) dated June 11, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 14, 2013)

10.26	Consulting Agreement between our company and Advanced Capital Trading, LLC dated July 25, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2013)

10.27
Convertible Debenture Agreement between our company and Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) dated July 29, 2013 (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2013)

10.28	Expanded Consulting Agreement with Advanced Capital Trading, LLC dated September 16, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2013)

10.29
Unanimous Shareholders and Management Agreement among Alta Disposal Ltd., Excel Petroleum Ltd. and Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) dated October 18, 2013 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

10.30
Subscription Agreement dated October 18, 2013 between Alta Disposal Ltd. and Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

10.31
Operating Agreement dated July 9, 2013 between Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) and Valeura Energy Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

10.32
Gross Overriding Royalty Agreement dated June 30, 2013 between Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) and Vincent Murphy. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

10.33	Assignment Agreement dated October 31, 2013 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2013)

10.34	Consulting Agreement dated January 1, 2014 between our company and International Compass, LLC (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2014)

10.35	Amendment and Settlement Agreement dated January 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)

10.36	Securities Purchase Agreement dated as of February 23, 2014 between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.37	Form of Convertible Promissory Note between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.38	Form of Common Stock Purchase Warrant between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.39	Securities Purchase Agreement dated as of February 27, 2014 between our company and Centaurian Fund. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.40	Form of Convertible Promissory Note between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

Exhibit	Description
Number

10.41	Form of Common Stock Purchase Warrant between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.42	Securities Purchase Agreement dated as of February 27, 2014 between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.43	Form of Convertible Promissory Note between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.44	Securities Purchase Agreement dated as of February 28, 2014 between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.45	Form of Convertible Promissory Note between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.46	Form of Common Stock Purchase Warrant between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.47	Securities Purchase Agreement dated as of February 28, 2014 between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.48	Form of Convertible Promissory Note between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.49	Form of Common Stock Purchase Warrant between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.50	Securities Purchase Agreement dated as of March 3, 2014 between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.51	Form of Convertible Promissory Note between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.52	Form of Common Stock Purchase Warrant between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.53	Securities Purchase Agreement dated as of March 3, 2014 between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.54	Form of Convertible Promissory Note between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.55	Form of Common Stock Purchase Warrant between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.56	Securities Purchase Agreement dated as of March 3, 2014 between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.57	Form of Convertible Promissory Note between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.58	Form of Common Stock Purchase Warrant between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.59	Securities Purchase Agreement dated as of March 3, 2014 between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.60	Form of Convertible Promissory Note between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.61	Form of Common Stock Purchase Warrant between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.62	Securities Purchase Agreement dated as of March 3, 2014 among our company, Alta Disposal Ltd., and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.63	Form of Convertible Promissory Note among Alta Disposal Ltd. and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

Exhibit	Description
Number

10.64	Form of Common Stock Purchase Warrant between our company and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.65	Securities Purchase Agreement dated as of March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.66	Form of Convertible Promissory Note between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.67	Form of Common Stock Purchase Warrant between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.68	Securities Purchase Agreement dated as of March 1, 2014 between Alta Disposal Ltd. and Tero Oilfield Services Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.69	Employment Agreement with Alexander Walsh dated January 12, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2014)

(21)	Subsidiaries of the Registrant

21.1	Alta Disposal Ltd., an Alberta, Canada corporation (wholly-owned)
Alta Disposal Morinville Ltd., an Alberta, Canada corporation (51% owned)
Tero Oilfield Services Ltd., an Alberta, Canada corporation (75% owned)

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certification

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: May 20, 2014	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer)
Date: May 20, 2014	/s/ Bryan A. Kleinlein
Bryan A. Kleinlein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)