Form 10-K
period 2014-06-30
Lithium Exploration Group, Inc.
filed 2014-10-14
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [      ]

Commission file number 000-54881

LITHIUM EXPLORATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1781911
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

3800 N Central Avenue, Suite 820, Phoenix, AZ 85012	85012
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	480.641.4790

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2013 was $1,306,362 based on a $0.06735 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

398,972,192 common shares as of October 8, 2014.

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

As used in this annual report, the terms “we”, “us”, “our company”, mean Lithium Exploration Group, Inc. a Nevada corporation, and our wholly owned subsidiary, Alta Disposal Ltd., an Alberta, Canada corporation, our partially owned subsidiary, Alta Disposal Morinville Ltd., an Alberta, Canada corporation, and our partially owned investment, Tero Oilfield Services Ltd., an Alberta, Canada corporation, unless otherwise indicated.

Corporate History

We were incorporated on May 31, 2006 in the State of Nevada under the name “Mariposa Resources, Ltd.” Effective November 30, 2010, we changed our name to “Lithium Exploration Group, Inc.,” by way of a merger with our wholly-owned subsidiary Lithium Exploration Group, Inc., which was formed solely for the change of name.

Our executive offices are located at 3800 N Central Avenue, Suite 820, Phoenix, AZ 85012, and our telephone number is (480) 641-4790. We also have an office at 840 6th Ave SW Suite 300, Calgary, Alberta T2P 3E5. The phone number for our Calgary office is 403-930-1925.

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

Our Current Business

We are corporation engaged principally in the acquisition, exploration, and development of resource properties. Through our subsidiary Alta Disposal Morinville Ltd., we also operate in the waste water disposal industry.

Assignment Agreement with Lithium Exploration VIII Ltd.

On December 16, 2010, we entered into an assignment agreement with Lithium Exploration VIII Ltd. (not related to our company) to acquire an undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada. Lithium Exploration VIII and Golden Virtue Resources Inc. (formerly First Lithium Resources Inc.) (not related to our company) had entered into an underlying option agreement dated October 6, 2010, which option agreement and interest were assigned to our company.

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

On July 3, 2013, Lithium Exploration VIII and Golden Virtue elected to convert the note and accrued interest in the combined aggregate amount of CAD$83,057.53 (USD$78,743) into common shares of our company. Pursuant to this election, we issued an aggregate of 954,461 shares of our common stock at the price of USD$0.0825 per share.

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

Pursuant to the sales agency agreement we were appointed as sales agent for the patented mechanical ultrasound technology within Canada. Our appointment is exclusive within the field of non petro-chemical mining and non-exclusive in all other fields of use. In consideration of the sales agency rights, we agreed to issue to GD Glottech International 2,000,000 common shares of our capital stock, which obligation has been satisfied through the transfer to GD Glottech International of 2,000,000 shares held by our officer and director, Alexander Walsh. It was the explicit intention of the parties that this share transfer fulfills the prior obligations of Alexander Walsh and our company with respect to the option contemplated in the March and November 2011 agreements with Glottech-USA. We will receive a royalty in respect of sales of the technology secured by us. The term of the initial agreement will be for 5 years with the possibility of extension if sales targets are achieved.

Pursuant to the license agreement, we obtained the exclusive right to use the mechanical ultrasound technology within the field of non-petro-chemical mining within the territory of Canada. We may also sublicense our rights under the license in respect of one or more units of the technology to any entity operating within the field of use in which we own or beneficially own at least a 20% equity interest. GD Glottech International agreed to supply us with up to 5 technology units per 12-month period from the effective date of the license term, which will start from the month of delivery of the unit of the technology. The first unit of the technology provided under the license to be provided at no additional cost to us and subsequent units shall be subject to a fee based on the then current retail price of the units. If we sublicense any of our rights, the term of the applicable license will be for 5 years from the date the applicable unit is delivered. Pursuant to the license agreement, GD Glottech International shall provide ongoing technical assistance and training in respect of our use of the technology at our cost.

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

On July 29, 2013, in anticipation of the completion of a formal agreement with Alta Disposal Morinville embodying the terms of the letter of intent, we entered into a convertible debenture agreement with Alta Disposal Morinville pursuant to which we agreed to deliver to Alta Disposal Morinville up to CAD$300,000 (approximately USD$291,000) payable in two installments of CAD$150,000 deliverable respectively upon execution of the convertible debenture, and within 5 business days following receipt of regulatory approval for the re-activation of Alta Disposal Morinville’s waste water disposal facility. Delivery of the first and second installments totaling CAD$300,000 have been satisfied and the acquisition was finalized as of October 18, 2013. The funds advanced are secured against all present and future assets and undertakings of Alta Disposal Morinville and are convertible at our option into a number of common shares of Alta Disposal Morinville equal to 51% of its issued and outstanding voting stock.

Effective August 1, 2013, we entered into a joint venture agreement with Alta Disposal Morinville pursuant to which our company and Alta Disposal Morinville will operate certain lands and facilities including a disposal well in the Morinville area of Alberta.

On October 18, 2013, we completed the acquisition of 51% of the outstanding securities of Alta Disposal Morinville, pursuant to a letter of intent with Alta Disposal Morinville dated June 11, 2013. As a result of the share acquisition, Alta Disposal Morinville is now a partially owned subsidiary of our company through our wholly owned subsidiary, Alta Disposal Ltd.

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

Other terms of the Shareholders Agreement include:

  the board of directors of Alta Disposal Morinville will consist of 3 directors including 2 nominees of Alta Disposal and 1 nominee of Excel.
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
  Alta Disposal will otherwise have sole discretion and authority in respect of any and all management and operational decisions relating to the corporation.
  Each shareholder of Alta Disposal Morinville will have a right of first refusal to purchase all shares sought to be sold by the other shareholder.
  Customary restrictions on the encumbrance and disposition of shares.

The Shareholders Agreement additionally provides for the engagement of Valeura Energy Inc. as the operator of Alta Disposal Morinville’s lands, wells, the facilities, pipelines and disposal wells pursuant to an operating agreement between Alta Disposal Morinville and Valeura dated July 9, 2013. Valeura was to retain a 10% working interest in Alta Disposal Morinville’s lands until completion of the initial work on the disposal well project and will re-convey that interest to Alta Disposal Morinville provided that Alta Disposal Morinville has paid Valeura a cash payment of $2,500 per month for acting as operator of the disposal well and the lands and upon payment of an amount of $10,000 to Valeura upon completion of the project. The disposal well work program must be mutually approved by Alta Disposal Morinville and Valeura. Alta Disposal Morinville will be responsible for all costs and expenses relating to the work program.

Tero Oilfield Services Ltd. Acquisition

On August 20, 2013, we entered into a letter of intent with Tero Oilfield Services Ltd., a private company, pursuant to which Tero agreed to sell up to 75% of the issued and outstanding common shares of Tero to our company in exchange for payment in the amount of $1,500,000.

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

Lastly, Alta Disposal, Tero and Mr. Hofmann entered into a shareholders’ agreement concerning any potential financing by the shareholders of Tero for the benefit of Tero’s operations. This agreement provides that the shareholders of Tero, Alta Disposal and Mr. Hofmann, may by unanimous resolution advance to Tero, upon demand by Tero, such funds as may be determined specified by unanimous resolution, subject to the agreement.

Tero was a family owned waste disposal company. The waste disposal facility had been under the same ownership since it began operations in 1997. In 2002, Tero successfully reclassified the original Class II well to a Class IB disposal well and expanded the capabilities of the facility to handle solid waste disposal. The facility is located near Wardlow, Alberta and is right in the heart of the area's oil and gas producers. The nearest competing commercial disposal companies are 75 kilometers away which presents Tero’s facility with a large geographical advantage.

On September 15, 2014, Northern Hunter Energy Inc. entered into a conveyance agreement with Tero dated June 1, 2014. Pursuant to this agreement, Northern Hunter Energy will transfer a 10% working interest in certain assets of the Morinville, Alberta property, which was previously acquired from Valeura, to Tero effective June 1, 2014 for the sum of $10,000. As of the date of this annual report, the transfer has not been completed and the sum of $10,000 has not been paid.

Loan Agreements with Hagen Investments Ltd.

On March 28, 2012, we entered into a securities purchase agreement with Hagen Investments Ltd., as modified on May 15, 2012 and September 17, 2012. Pursuant to the terms of the agreement, within 45 days Hagen would acquire convertible debentures with an aggregate total of $1,680,000, at an original issuance discount of $180,000, resulting in $1,500,000 net proceeds to us.

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

On January 6, 2014, we entered into an amendment and settlement agreement dated January 3, 2014 with JDF Capital. The settlement agreement amends the terms of the senior convertible debenture dated May 15, 2012 which was issued pursuant to the securities purchase agreement dated March 28, 2012 (as amended on May 15, 2012 and September 17, 2012) between our company and Hagen Investments Ltd. JDF Capital Inc. is the assignee of the $1,680,000 May 15, 2012 debenture, which was due on December 28, 2012. As of March 3, 2014, we no longer owed any amount on the May 15, 2012 debenture due to conversions of the debt into equity of our company.

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

Loan Agreements with JDF Capital Inc.

$672,000 Loan

On February 19, 2013, we entered into a securities purchase agreement, with an effective date of March 1, 2013, with JDF Capital Inc. Pursuant to the terms of the agreement, our company issued a secured convertible promissory note in an aggregate principal amount of $672,000 and a warrant to purchase 3,632,433 shares of our company’s common stock with an exercise price of $0.185 per share for an aggregate exercise price of $672,000 for a period of five years, for consideration of $600,000 (original issue discount of $72,000 in lieu of interest), of which $150,000 was paid to our company upon closing on March 1, 2013. The note shall have a maturity date of 12 months from each tranche of consideration, as set out in the note. Additional payments of $150,000 were funded to our company on April 1, 2013, $100,000 on May 1, 2013, $100,000 on June 1, 2013, and $100,000 on July 1, 2013 to satisfy the aggregate amount of $600,000 as part of the February 19, 2013 agreement. Accordingly, our company was indebted to JDF for funds provided to us in the amount of USD$672,000 pursuant to the conditions of the securities purchase agreement dated February 19, 2013.

On September 6, 2013 the 3,632,433 warrants issued in connection with the $672,000 loan was converted into 2,375,052 shares of our common stock. On October 31, 2013, we entered into a securities assignment agreement with JDF and Blue Citi LLC, where the parties agreed to assign an aggregate of $150,000 of the securities purchase agreement to Blue Citi.

On January 6, 2014, JDF entered into a securities amendment and settlement agreement with us, where we agreed to convert the remaining portions of the securities purchase agreement of $522,000 into Series B Convertible Preferred Stock of our company (the “Preferred Shares”), being 1 Preferred Share per $1 remaining payable pursuant to the securities purchase agreement. Each Preferred Share is convertible into common shares of our company by cashless conversion at a price of 50% of the lowest traded price of the previous 20 trading days of a notice to convert.

As at June 30, 2013 we had issued 35,045,996 common shares in full conversion and settlement of the convertible note and all Series B Preferred Shares issued in relation to the $672,000 loan. The issuances included the following:

  On November 18, 2013 we issued 2,500,000 common shares for an aggregate conversion price of $75,000.
  On December 20, 2013 we issued 3,000,000 common shares for an aggregate conversion price of $48,900.
  On January 15, 2014 we issued 1,601,227 common shares for an aggregate conversion price of $26,100.
  On February 11, 2014 we issued 3,000,000 common shares for an aggregate conversion price of 48,000 Series B Preferred Shares ($48,000).
  On Feb 24, 2014 we issued 2,000,000 common shares for an aggregate conversion price of 32,000 Series B Preferred Shares ($32,000).
  On March 5, 2014 we issued 2,500,000 common shares for an aggregate conversion price of 40,000 Series B Preferred Shares ($40,000).
  On March 7, 2014 we issued 6,750,000 common shares for an aggregate conversion price of 122,175 Series B Preferred Shares ($122,175).
  On March 12, 2014 we issued 745,856 common shares for an aggregate conversion price of 13,500 Series B Preferred Shares ($13,500)
  On March 17, 2014 we issued 6,000,000 common shares for an aggregate conversion price of 106,500 Series B Preferred Shares ($106,500).
  On April 7, 2014 we issued 6,948,913 common shares for an aggregate conversion price of 159,825 Series B Preferred Shares ($159,825).

$500,000 Loan

On September 13, 2013, we entered into a securities purchase agreement with JDF, pursuant to which JDF agreed to provide our company with an aggregate investment of $500,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants.

On September 16, 2013, JDF funded a first installment of $250,000 in consideration of a secured convertible promissory note in the amount of $306,250, being $250,000 and 18 months prepaid interest at 15%. The note has a maturity date of 18 months from September 16, 2013. As additional consideration, we also issued to JDF an aggregate of 2,777,778 warrants exercisable for the purchase of one common share for a period of five years. The warrants are exercisable for the purchase of our common shares at a price of the lowest closing price of our common shares in the 20 trading days preceding the date that the warrants are exercised, multiplied by 150%. JDF may, in the alternative, exercise the warrants on a cashless basis in the event the shares underlying the warrants are not registered in a registration statement within 6 months of the securities purchase agreement. The cashless exercise price will be the quotient obtained by dividing [(A-B) (X)] by (A), where:

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

The second $250,000 installment of the financing was paid to us on October 1, 2013, pursuant to which we issued a second convertible promissory note upon the same terms. We also issued 3,703,704 additional warrants with to JDF with each warrant exercisable into one common share for a period of five years. The warrants are exercisable into our common shares at a price of the lowest closing price of our common shares in the 20 trading days preceding the date that the warrants are exercised, multiplied by 150%. JDF may, in the alternative, exercise the warrants on a cashless basis in the event the shares underlying the warrants are not registered in a registration statement within 6 months of the securities purchase agreement.

Each convertible promissory note is convertible in whole or in part at JDF’s option before or after maturity into shares of our common stock at a conversion price equal to a 50% discount to the lowest closing price of our common shares in the 20 trading days preceding (i) the date of the purchase agreement; or (ii) the conversion date. Notwithstanding the conversion right, JDF is not entitled to hold in excess of 9.99 percent of our issued and outstanding common shares at any time. JDF has the option during the 18 month period following September 13, 2013 to purchase additional convertible notes upon the same terms and conditions for up to $1,500,000 in additional financing.

On January 6, 2014, JDF entered into a securities amendment and settlement agreement with us, where we agreed to convert the entire $612,500 portion of the convertible notes into 612,500 Series B Preferred Shares, being one Preferred Share per $1 remaining payable pursuant to the securities purchase agreement. Each Preferred Share is convertible into common shares of our company by cashless conversion at a price equal to 50% of the lowest traded price during the 20 trading days prior to a notice of conversion.

Between March 21, 2014 and June 2, 2014 we converted and settled all 612,500 Series B Preferred Shares as follows:

  On March 6, 2014, we issued 5,999,000 common shares for an aggregate conversion price of 95,984 Series B Preferred Shares ($95,984).
  On March 17, 2014, we issued 6,250,000 common shares of 100,000 Series B Preferred Shares ($100,000).
  On March 21, 2014, we issued 1,736,372 for an aggregate conversion price of 39,016 Series B Preferred Shares ($39,016).
  On May 14 we issued 7,000,000 common shares for an aggregate conversion price of 149,800 Series B Preferred Shares ($149,800).
  On June 2, 2014 we issued 3,352,941 common shares for an aggregate conversion price of 71,250 Series B Preferred Shares ($72,000).
  On June 2, 2014 we issued 7,363,352 common shares for an aggregate conversion price of 156,450 Series B Preferred Shares ($156,450).

On July 16, 2014, we issued 9,713,996 common shares in full conversion of the 2,777,778 share purchase warrants (adjusted for dilution) issued in connection with the September 16, 2013 convertible note.

On August 8, 2014, we issued 8,905,569 common shares in full conversion of the 3,703,704 warrants (adjusted for dilution) issued in connection with the October 1, 2013 convertible note.

$220,000 Loan

On March 3, 2014, we entered into a securities purchase agreement with JDF, pursuant to which JDF provided us with an aggregate investment of $220,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued JDF an original issue discount 10% convertible promissory note of $220,000 due September 3, 2014 and convertible into common shares on a cashless basis at a price per share of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion. The fair value of the note at issuance was $440,000. During the year ended June 30, 2014, an interest expense of $8,800 was accrued in respect of the note.

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

  On September 3, 2014 we issued 500,000 common shares in conversion of $5,000 payable pursuant to the note.
  On September 4, 2014 we issued 583,333 common shares in full cashless exercise of the 4,000,000 warrants issued in connection with the note.
  On September 15, 2014 we issued 5,584,185 common shares in conversion of $28,200 payable pursuant to the note.
  On September 24, 2014 we issued 9,090,909 common shares in conversion of $25,000 payable pursuant to the note.

As at the date of this report $175,000 remains payable pursuant to the note.

$500,000 Loan

On March 15, 2014, we entered into a securities purchase agreement with JDF, pursuant to which JDF provided us with an aggregate investment of $500,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued JDF a 10% original issue discount convertible promissory note of $550,000 due September 15, 2015 and convertible into common shares on a cashless basis at a price per share of 35% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion. The note bears interest, in arrears, at a rate per annum equal to fifteen percent (15%) accruing on a semi-annual basis commencing March 15, 2014 in cash or restricted shares of the Company’s common stock, par value $0.001 per share at the option of the holder. The fair value of the note at issuance was $846,154. During the year ended June 30, 2014, an interest expense of $24,063 was accrued in respect of the note.

In addition on March 15, 2014, we issued an aggregate of 18,333,333 warrants to JDF in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.06 and expire after a term of three years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

As at the date of this report the full amount of the note and warrants remain unconverted and outstanding.

$600,000 Loan

On August 6, 2014, we entered into a securities purchase agreement with JDF dated July 22, 2014 pursuant to which we issued to JDF a convertible promissory note in the aggregate principal amount of $708,000, which amount includes the purchase price of $600,000 plus 18 months prepaid interest at the rate of 12% per annum. The convertible note has a maturity date of January 22, 2016 and is convertible in whole or in part into shares of our common stock at price per share equal to 65% of the lowest reported sale price of our common shares during the 20 trading days prior to July 22, 2014 ($0.04) or prior to the applicable conversion date. Our company will have the option to prepay the note within 60 days subject to a 10% penalty, within the subsequent 60 days subject to a 20% penalty, or anytime thereafter prior to maturity subject to a 30% penalty. The purchase price of the promissory note is payable in six installments beginning upon the effective date of the agreement (which amount has been paid) and monthly thereafter beginning on August 22, 2014. The promissory note is secured in first position against all assets of our subsidiary, Alta Disposal Ltd., pursuant to a general security agreement between Alta Disposal and JDF.

As additional consideration for the proceeds of the convertible note, we issued to JDF Capital warrants exercisable for 5 years to purchase up to 17,700,000 shares of our common stock at an exercise price of $0.04 per share, subject to cashless exercise provisions.

As at the date of this report $200,000 has been funded pursuant to the note which amount remains unconverted and outstanding.

Loan Agreement with JMJ Financial

On February 13, 2013, we entered into a securities purchase agreement with JMJ Financial. Pursuant to the terms of the agreement, our company will also enter into a convertible promissory note in the principal amount of $1,100,000 (for consideration of up to $1,000,000), of which $100,000 shall be paid to our company upon closing of the convertible promissory note and a common stock purchase warrant for the purchase of up to 540,540 shares of our common stock at an exercise price of $0.185 for a period of five years. The convertible promissory note shall have a maturity date of February 13, 2016. The remainder of the convertible debenture can be drawn down on by mutual agreement from JMJ Financial and our company. As at the date of this report we have made the following issuances of common stock in conversion of the February 13, 2013 note:

  On August 13, 2013 we issued 1,585,714 common shares in conversion of $163,693 payable pursuant to the note.
  On November 11, 2013, we issued 1,387,500 common shares in conversion of $81,846 payable pursuant to the note.
  On December 4, 2013, we issued 1,435,345 common shares in conversion of $81,846 payable pursuant to the note.
  On January 6, 2014 we issued 2,553,681 common shares in conversion of $81,846 payable pursuant to the note.
  On February 14, 2014 we issued 2,000,000 common shares in conversion of $62,921 payable pursuant to the note.
  On March 3, 2014 we issued 1,902,344 common shares in conversion of $62,921 payable pursuant to the note.
  On June 10, 2014 we issued 1,600,000 common shares in conversion of $47,752 payable pursuant to the note.
  On June 27, 2014 we issued 1,700,000 common shares in conversion of $44,171 payable pursuant to the note.
  On July 16, 2014 we issued 1,800,000 common shares in conversion of $70,200 payable pursuant to the note.
  On August 1, 2014 we issued 1,062,687 common shares in conversion of $39,000 payable pursuant to the note.

As at June 30, 2014, there remains a balance of $343,475 unconverted and payable pursuant to the note.

On September 23, 2013 we issued 1,293,717 common shares at a deemed of $0.04 per share in full cashless exercise of the 540,540 warrants issued in connection with the note.

Loan Agreement with JSJ Investments Inc.

On February 23, 2014, we entered into a securities purchase agreement with JSJ Investments Inc., pursuant to which JSJ Investments provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued JSJ Investments a convertible promissory note with 12% interest due August 27, 2014 and convertible into common shares on a cashless basis at a price of the lower of 50% of the average of the three lowest bids on the 20 trading days before February 27, 2014 or of a notice to convert during the twenty trading days preceding the delivery of any related conversion notice. The fair value of the note at issuance was $200,000. During the year ended June 30, 2014, an interest expense of $4,000 was accrued in respect of the note, which remains unconverted and outstanding as at the date of this report.

In addition, we issued warrants to purchase an aggregate of 1,111,111 common shares of our company to JSJ Investments in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of approximately $0.09 and expire after a term of five years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

Loan Agreement with Centaurian Fund

On February 28, 2014, we entered into a securities purchase agreement with Centaurian Fund, pursuant to which Centaurian provided our company with an aggregate investment of $50,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Centaurian a convertible promissory note with 15% interest due August 28, 2014 and convertible into common shares on a cashless basis at a price of the lower of 50% of the average of the three lowest bids on the 20 trading days before February 28, 2014 or of a notice to convert during the 20 trading days preceding the delivery of any related conversion notice. The fair value of the note at issuance was $100,000. During the year ended June 30, 2014, an interest expense of $1,667 was accrued in respect of the note, which remains unconverted and outstanding as at the date of this report. In addition, we issued warrants to purchase an aggregate of 5,156,250 common shares of our company to Centaurian in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.06 and expire after a term of six months. In the case that our common share closing price is greater than $0.06 per share for two days, the warrants may be exercised on a cashless basis at a price pursuant to the warrant.

Loan Agreement with LG Capital Funding, LLC

On February 27, 2014, we entered into a securities purchase agreement with LG Capital Funding, LLC, pursuant to which LG Capital provided our company with an aggregate investment of $75,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued LG Capital a convertible promissory note with 10% interest due February 27, 2015 and convertible into common shares on a cashless basis at a price of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice. The fair value of the note at issuance was $150,000. During the year ended June 30, 2014, an interest expense of $2,500 was accrued in respect of the note, which remains unconverted and outstanding as at the date of this report.

Loan Agreement with St. George Investments LLC

On February 28, 2014, we entered into a securities purchase agreement with St. George Investments LLC, pursuant to which St. George Investments provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued St. George Investments a convertible promissory note of $125,500 including 15% prepaid interest due August 28, 2015 and convertible into common shares on a cashless basis at a price of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion. The fair value of the note at issuance was $200,000. During the year ended June 30, 2014, an interest expense of $5,000 was accrued in respect of the note, which remains unconverted and outstanding as at the date of this report.

In addition, we issued an aggregate of 1,481,481 warrants to St. George Investments in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.0675 and expire after a term of five years.

Loan Agreement with Vista Capital Investments, LLC

On February 28, 2014, we entered into a securities purchase agreement with Vista Capital Investments, LLC, pursuant to which Vista Capital provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Vista Capital a convertible promissory note of $110,000 with 12% interest due September 1, 2014 and convertible into common shares on a cashless basis at a price of the lesser of $0.075 or 50% of the lowest bid price of our common shares during the prior 25 consecutive trading days prior the delivery of any related conversion notice. The fair value of the note at issuance was $220,000. During the year ended June 30, 2014, an interest expense of $7,543 was accrued in respect of the note, which remains unconverted and outstanding as at the date of this report.

In addition, we issued warrants to purchase an aggregate of 10,312,500 common shares of our company to Vista Capital in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.06 during the period beginning August 28, 2014 and ending August 28, 2019. In the case that our common share closing price is greater than $0.06 per share for two days, the warrants may be exercised on a cashless basis at a price pursuant to the warrant.

Loan Agreement with Union Capital, LLC

On March 3, 2014, we entered into a securities purchase agreement with Union Capital, LLC, pursuant to which Union provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Union a convertible promissory note of $50,000 with 10% interest due March 5, 2015 and convertible into common shares on a cashless basis at a price per share of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice. The fair value of the note at issuance was $200,000. During the year ended June 30, 2014, an interest expense of $4,000 was accrued in respect of the note, which remains unconverted and outstanding as at the date of this report.

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

Loan Agreement with Iconic Holdings, LLC

On March 3, 2014, we entered into a securities purchase agreement with Iconic Holdings, LLC, pursuant to which Iconic provides our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Iconic a convertible promissory note of $100,000 with 12% interest due September 3, 2014 and convertible into common shares on a cashless basis at a price of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion. The fair value of the note at issuance was $100,000. During the year ended June 30, 2014, an interest expense of $1,667 was accrued in respect of the note, which remains unconverted and outstanding as at the date of this report.

In addition, we issued an aggregate of 2,000,000 warrants to Iconic in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.05 and expire after a term of three years.

Loan Agreement with Adar Bays, LLC

On March 3, 2014, we entered into a securities purchase agreement with Adar Bays, LLC, pursuant to which Adar provided our company with an aggregate investment of $50,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Adar a convertible promissory note of $50,000 with 10% interest due March 4, 2015 and convertible into common shares on a cashless basis at a price per share of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice. The fair value of the note at issuance was $100,000. During the year ended June 30, 2014, an interest expense of $1,667 was accrued in respect of the note, which remains unconverted and outstanding as at the date of this report.

In addition on March 4, 2014, we issued an aggregate of 941,619 warrants to Adar in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.0531 and expire after a term of five years.

Loan Agreement with Black Mountain Equities, Inc.

On March 3, 2014, we entered into a securities purchase agreement with Black Mountain Equities, Inc., pursuant to which Black Mountain provided our company with an aggregate investment of $100,000 in consideration of our issuance of original issue discount convertible promissory notes and common share purchase warrants. We issued Black Mountain a convertible promissory note of $115,000 with 15% prepaid interest due April 1, 2015 and convertible into common shares on a cashless basis at the lesser price per share of $0.06 or 50% of the lowest trade price of our common shares during the prior 20 trading days immediately preceding the delivery of any related conversion notice. The fair value of the note at issuance was $230,000. During the year ended June 30, 2014, an interest expense of $5,750 was accrued in respect of the note, which remains unconverted and outstanding as at the date of this report.

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

Loan Agreement with 514742 B.C. Ltd.

On March 3, 2014, we entered into a securities purchase agreement with Alta Disposal Ltd., our wholly-owned subsidiary, and 514742 B.C. Ltd., pursuant to which 514742 B.C. provided Alta Disposal with an aggregate investment of CAD$330,000 (US$298,518) in consideration of our issuance of secured promissory notes and common share purchase warrants.

On March 3, 2014, 514742 B.C. funded an aggregate investment of CAD$333,000 to Alta Disposal. Therefore, Alta Disposal issued 514742 B.C. a secured promissory note of Alta Disposal CAD$333,000 with 20% interest due June 1, 2014. The note is secured by all present and after acquired property of Alta Disposal. Effective April 14, 2014 the company paid a total of CAD$346,274 (US$316,355) in principle and interest to settle this debt.

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

Loan Agreement with Asher Enterprises, Inc.

On January 2, 2014, we entered into a securities purchase agreement with Asher Enterprises, Inc., pursuant to which Asher provided our company with an aggregate investment of $68,000 in consideration of our issuance of a convertible promissory notes and common share purchase warrants. We issued Asher a convertible promissory note of $68,000 accruing interest of 8% per annum from the issue date until the maturity date of October 6, 2014. Thereafter, the note was to accrue default interest at the rate of 22% per annum until paid. The note was convertible into shares of our common stock at a 50% discount to the average of the lowest three trading prices of our common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. On April 11, 2014 we paid $83,191.77 to Asher in full settlement of the note which amount included $68,000 in respect of principal, $1,326.47 in respect of accrued interest, and a 20% prepayment penalty on principal and interest.

Other Business Matters

On October 24, 2012, we entered into a share exchange agreement dated October 18, 2012, with Alexander Walsh, our president and director. Pursuant to the agreement, on October 25, 2012 we issued to Mr. Walsh 20,000,000 Series A Convertible Preferred shares in our capital stock in consideration of the cancellation and return to treasury of 20,000,000 shares of our common stock held by Mr. Walsh. The Series A Convertible Preferred Shares have a par value of $0.001 per share and are convertible on a one for one basis into shares of our common stock after a one year hold period. There are no other preferential rights attached to the Series A Convertible Preferred Shares. Mr. Walsh established a series of a 10b5-1 Sales Plans in connection with an overall asset diversification strategy. As of the date of this report Mr. Walsh has sold an aggregate of 680,000 shares of our common stock under the plans. Sales transactions occurring under Mr. Walsh’s 10b5-1 Plans were disclosed publicly through Form 4 filings with the SEC and are subject to the restrictions and filing requirements of Rule 144.

On May 1, 2013, we entered into a consulting agreement with Alexander Koretsky whereby, Mr. Koretsky agreed to provide certain consulting duties and services as requested by our company. The agreement was effective May 1, 2013 continued for a period of eight months. As compensation, our company has agreed to pay to Mr. Koretsky a salary of $8,333.33 per month in cash, common shares of our company, or in both cash and common shares of our company, at the sole discretion of our company. Where Mr. Koretsky is paid in common shares of our company, such shares have been previously registered on a Form S-8 registration statement, filed with the United States Securities and Exchange Commission on January 30, 2013. The term of the agreement has expired and our company does not intend to renew this agreement.

On July 25, 2013, we entered into a consulting agreement with Advanced Capital Trading, LLC, pursuant to which Advanced Capital performed financial consulting services for our company for a period of three months with an extension of an additional three months based on performance, such services commenced effective August 1, 2013. Compensation payable to Advanced Capital of $10,000 was paid upon execution of the consulting agreement.

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

Intellectual Property

We have the trademark “Lithium Exploration Group” for the use of mining exploration, namely, lithium exploration services, in class 42 (U.S. CLS. 100 and 101). The registration number is 4,075,565 and was registered on December 20, 2011. We do not have any other intellectual property

Government Regulation

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

Employees

We currently employ two individuals: Alexander Walsh as chief executive officer and Shanon Chilson as an administrative assistant and controller. Bryan Kleinlein, a consultant, is serving as our chief financial officer. Outside consultants have been engaged for administrative duties and industry specialties. We also have one other director, Brandon Colker, who spends approximately 15 hours per month on various company activities. Mr. Colker’s primary role is to work with management on research and networking with global industry contacts and capital sources. Mr. Colker is responsible for shaping the direction of our company and assist with the submission of corporate filings.

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

Subsidiaries

We have one wholly-owned subsidiary, Alta Disposal Ltd., a company incorporated in the province of Alberta, Canada on July 8, 2011. This subsidiary was formed to stake MAIM (Metallic and Industrial Mineral) rights in Alberta directly from the government. Alta Disposal Ltd. presently holds approximately 550,000 acres of MAIM rights in Alberta that were staked between July and December of 2011. We also have a partially owned subsidiary, Alta Disposal Morinville Ltd., an Alberta, Canada corporation, and a partially owned investment, Tero Oilfield Services Ltd., an Alberta, Canada corporation.

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

We had cash in the amount of $69,732 and working capital deficiency (current liabilities exceeding current assets) of $3,279,889 as of the year ended June 30, 2014. We currently do not generate much revenue from our operations. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

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

Our independent certified public accounting firm, in their report on the audited financial statements for the year ended June 30, 2014, states that there is a substantial doubt that we will be able to continue as a going concern.

As of June 30, 2014, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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

Item 2.          Properties

We currently rent an office totaling approximately 1,400 square feet located at 3800 North Central Avenue, No. 820, Phoenix, AZ 85012 for $2,904.42 a month. We also currently rent an office at a business center at 840 6th Avenue SW, Suite 300, Calgary, AB T2P 3E5 for $998 a month. Our telephone number in Phoenix is (480) 641-4790. Our telephone number in Calgary is (403) 930-1925.

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

On January 1, 2014, we forfeited the originally optioned lands from Golden Virtue (formerly First Lithium Resources Inc.).

On February 23, 2014, the Valleyview property was forfeited due to our failure to incur sufficient exploration expenditures (during the two year time period from staking) as required by the Province of Alberta.

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

Pursuant to the sales agency agreement we were appointed as sales agent for the patented mechanical ultrasound technology within Canada. Our appointment is exclusive within the field of non petro-chemical mining and non-exclusive in all other fields of use. In consideration of the sales agency rights, we agreed to issue to GD Glottech International 2,000,000 common shares of our capital stock, which obligation has been satisfied through the transfer to GD Glottech International of 2,000,000 shares held by our officer and director, Alexander Walsh. It was the explicit intention of the parties that this share transfer fulfills the prior obligations of Alexander Walsh and our company with respect to the option contemplated in the March and November 2011 agreements with Glottech-USA. We will receive a royalty in respect of sales of the technology secured by us. The term of the initial agreement will be for 5 years with the possibility of extension if sales targets are achieved.

Pursuant to the license agreement, we obtained the exclusive right to use the mechanical ultrasound technology within the field of non-petro-chemical mining within the territory of Canada. We may also sublicense our rights under the license in respect of one or more units of the technology to any entity operating within the field of use in which we own or beneficially own at least a 20% equity interest. GD Glottech International agreed to supply us with up to 5 technology units per 12-month period from the effective date of the license term, which will start from the month of delivery of the unit of the technology. The first unit of the technology provided under the license to be provided at no additional cost to us and subsequent units shall be subject to a fee based on the then current retail price of the units. If we sublicense any of our rights, the term of the applicable license will be for 5 years from the date the applicable unit is delivered. Pursuant to the license agreement, GD Glottech International shall provide ongoing technical assistance and training in respect of our use of the technology at our cost.

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

PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the Symbol "LEXG".

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended (1)	High	Low
June 30, 2014	$0.762	$0.04
March 31, 2014	$0.192	$0.032
December 31, 2013	$0.1245	$0.0326
September 30, 2013	$0.26	$0.0901
June 30, 2013	$0.2275	$0.12
March 31, 2013	$0.406	$0.155
December 31, 2012	$0.38	$0.18
September 30, 2012	$0.625	$0.23
June 30, 2012	$1.20	$0.38

Our common shares are issued in registered form. VStock Transfer, 77 Spruce St, Suite 201, Cedarhurst, New York 11516 (Telephone: (212)-828-8436; Facsimile: (646) 536-3179) is the registrar and transfer agent for our common shares.

On October 8, 2014, the list of stockholders for our shares of common stock showed 15 registered stockholders and 398,972,192 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on March 8, 2006. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

As of June 30, 2014, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2014.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2014.

Item 6.          Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2014 and June 30, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 21 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending June 30, 2015.

General and Administrative Expenses

We expect to spend $300,000 during the twelve-month period ending June 30, 2015 on general and administrative expenses including legal and auditing fees, rent, office equipment, consulting fees, salaries, and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending June 30, 2015.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2015.

Results of Operations for the Years Ended June 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2014 and 2013.

Our operating results for the years ended June 30, 2014 and 2013 are summarized as follows:

	Year Ended
	June 30,
	2014		2013

Revenue	$35,285	$	Nil
Operating Expenses	$2,221,704		$2,369,562
Interest Expense	$5,320,995		$3,792,131
(Gain) on change in the fair value of derivative liability	$(2,650,532)		$(1,123,384)
Fair value of warrants issued	$3,193,462	$	Nil
(Gain) on change in the fair value of convertible preferred stock	$(331,127)	$	Nil
Equity in income of unconsolidated affiliate	$18,053	$	Nil
Net Loss	$(7,701,164)		$(5,038,309)

Revenues

We have not earned revenues since our inception.

Operating Expenses

Our operating expenses for the years ended June 30, 2014 and June 30, 2013 are outlined in the table below:

	Year Ended
	June 30,
	2014		2013

Mining expenses	$67,653		$922,658
Selling, general and administrative	$1,770,813		$1,446,904
Goodwill Impairment	$383,238	$	Nil

The decrease in operating expenses for the year ended June 30, 2014, compared to the same period in fiscal 2013, was mainly due to the significant decrease in mining expenses resulting from the decrease in our mineral exploration activities during fiscal 2014.

Liquidity and Financial Condition

Working Capital

	As at	As at
	June 30,	June 30,
	2014	2013
Total current assets	$138,013	$292,646
Total current liabilities	$3,417,902	$1,768,670
Working capital (deficit)	$(3,279,889)	$(1,476,024)

As of June 30, 2014, our total current assets were $138,013 and our total current liabilities were $3,417,902 and we had a working capital deficit of $3,279,889. Our financial statements report a net loss of $7,701,164 for the year ended June 30, 2014 and an accumulated deficit of $40,821,871 for the period from May 31, 2006 (date of inception) to June 30, 2014.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At	At
	June 30,	June 30,
	2014	2013
Net Cash (Used in) Operations	$(1,563,333)	$(1,730,809)
Net Cash Provided by (Used In) Investing Activities	$(1,038,217)	$(10,170)
Net Cash Provided by Financing Activities	$2,450,000	$750,000
Cash (decrease) increase during the year	$(178,892)	$(990,979)

We had cash in the amount of $69,732 as of June 30, 2014 as compared to $248,624 as of June 30, 2013. We had a working capital deficit of $3,279,889 as of June 30, 2014 compared to working capital deficit of $1,476,024 as of June 30, 2013.

Our principal sources of funds have been from sales of our common stock and the issuance of convertible debentures.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $1,550,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated	Estimated
	Completion	Expenses
	Date	($)
General and administrative	12 months	$300,000
Mining expenses (mainly technology related)	12 months	$150,000
Tero acquisition expenses	12 months	$500,000
Morinville expansion	12 months	$400,000
Legal and accounting	12 months	$200,000
Total		$1,550,000

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

Principal of Consolidation

The consolidated financial statements include the accounts of our company, its wholly-owned subsidiary Alta Disposal Ltd. and its 51% owned subsidiary Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.). Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of our company. Significant estimates that may materially change in the near term include the valuation of derivative liabilities and the underlying warrants, as well as fair value of investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $69,732 and $248,624 in cash and cash equivalents at June 30, 2014 and 2013, respectively.

Concentration of Risk

Our company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of June 30, 2014 and 2013, our company had $Nil and $25,935, respectively, in deposits in excess of federally insured limits in our US bank. Our company has not experienced any losses with regard to its bank accounts and we believe we are not exposed to any risk of loss on its cash in bank accounts.

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

No significant realized exchange gain or losses were recorded from as of June 30, 2014 and 2013.

Translation of Foreign Operations

The financial results and position of foreign operations whose functional currency is different from our company’s presentation currency are translated as follows:

-   assets and liabilities are translated at period-end exchange rates prevailing at that reporting date; and
-   income and expenses are translated at average exchange rates for the period.

Exchange differences arising on translation of foreign operations are transferred directly to our company’s accumulated other comprehensive loss in the consolidated balance sheets. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

The relevant translation rates are as follows: For the year ended June 30, 2014 closing rate at 0.9367 US$: CND$, average rate at 0.9341 US$: CND$ and for the year ended June 30, 2013 closing rate at 0.9513 US$: CND$, average rate at 0.9954 US$: CND$.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to June 30 2014, our company had no items of other comprehensive income except for foreign currency translation adjustment.

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

Convertible Debentures and Convertible Promissory Notes

We value our convertible debentures and convertible promissory notes with provisions resulting in beneficial conversion features from the embedded derivative at fair value according to ASC-480-10-25-14, rather than have its conversion feature bifurcated and reported separately due to ASC-815-15-25-1b. Because the value of the derivative related to the warrant exceeds the proceeds of the loan, our company allocated 100% of the proceeds to the warrant derivative and took a day one loss for the difference between the proceeds and the fair value of the warrants, resulting in a debt discount on the full fair value of the debenture because no proceeds were available to be allocated to the debt or its beneficial conversion feature. That debt discount is accreted to interest expense over the stated life of the note using the interest method in accordance with ASC 470-20-35-7a and ASC 835-30-35-2. Unaccreted debt discount on the date of conversion is accreted to interest expense on that date.

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

Our company’s Level 3 financial liabilities consist of the liability of our company’s secured convertible promissory notes and debentures issued to investors, and the derivative warrants issued in connection with these convertible promissory notes and debentures. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Our company used a lattice model which incorporates transaction details such as company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Revenue Recognition

Our company has generated little revenues to date. It is our company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Our company will defer any revenue for which the product/services was not delivered or is subject to refund until such time that our company and the customer jointly determine that the product/service has been delivered or no refund will be required.

Sales comprise the fair value of the consideration received or receivable for the sale of goods and rendering of services in the ordinary course of our company’s activities. Sales are presented, net of tax, rebates and discounts, and after eliminating intercompany sales. Our company recognizes revenue when the amount of revenue and related cost can be reliably measured and it is probable that the collectability of the related receivables is reasonably assured.

Receivables

Trade and other receivables are customer obligations due under normal trade terms and are recorded at face value less any provisions for uncollectible amounts considered necessary. Our company includes any balances that are determined to be uncollectible in its overall allowance for doubtful accounts.

Investments in unconsolidated affiliates

Investments in affiliates that are not controlled by our company, but over which it has significant influence, are accounted for using the equity method. Our company’s share of net income from its unconsolidated affiliate is reflected in the Consolidated Statements of Operations and Comprehensive Loss as Equity in Income of Unconsolidated Affiliate.

Recent Accounting Pronouncements

Our company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

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

Accounting Standards Updates ("ASUs") through ASU No. 2014-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to our company or their effect on the financial statements would not have been significant.

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

LITHIUM EXPLORATION GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lithium Exploration Group, Inc.

We have audited the accompanying consolidated balance sheet of Lithium Exploration Group, Inc. (the “Company”), a as of June 30, 2014 and the related statements of operations, equity and cash flows for the year ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Lithium Exploration Group, Inc. as of June 30, 2014, and the results of operations, equity and cash flows for the year ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the accompanying consolidated financial statements, the Company and has not commenced its planned principal operations, is incapable of generating sufficient cash flow to sustain its operations without securing additional financing, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
October 14, 2014

Russell E. Anderson, CPA	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Russ Bradshaw, CPA
William R. Denney, CPA
To The Board of Directors and Stockholders of
Lithium Exploration Group, Inc.

We have audited the accompanying consolidated balance sheet of Lithium Exploration Group, Inc. (the Company) as of June 30, 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lithium Exploration Group, Inc. as of June 30, 2013, and the results of its operations and its cash flows for the year ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah
84107
USA
(T) 801.281.4700
(F) 801.281.4701

Suite A, 5/F
Max Share Center
373 Kings Road
North Point
Hong Kong
(T) 852.21.555.333
(F) 852.21.165.222

abcpas.net

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has an accumulated deficit and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anderson Bradshaw PLLC
Salt Lake City, Utah
September 30, 2013

Lithium Exploration Group, Inc.
Consolidated Balance Sheets
As of June 30, 2014

	June 30,	June 30,
	2014	2013

ASSETS

Current
Cash and cash equivalents	$69,732	$248,624
Receivable	26,419	-
Loan receivable	20,000	-
Prepaid expenses	21,862	44,022
Total current assets	138,013	292,646

Deposit on Alta Disposal Morinville Ltd.	-	10,170
Investment in unconsolidated affiliate (Note 14)	924,753	-

Total Assets	$1,062,766	$302,816

LIABILITIES AND DEFICIT

Current
Accounts payable and accrued liabilities	$14,520	$2,928
Note payable convertible (Note 5)	-	105,410
Derivative liability – convertible promissory notes (Note 7)	2,832,989	513,375
Due to related party (Note 9)	45,332	45,332
Convertible debentures (Note 6)	-	1,063,077
Convertible promissory notes (net of discount of $2,797,850 and $1,475,247) (Note 7)	450,057	37,610
Accrued interest – convertible promissory notes (Note 7)	75,004	938

Total Current Liabilities	3,417,902	1,768,670

Commitments and contingencies

DEFICIT
Lithium Explorations Group, Inc. Stockholders’ Deficit
Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 500,000,000 common shares, $0.001 par value Issued and outstanding: Nil preferred shares (June 30, 2013 – 20,000,000)	-	20,000
191,958,118 common shares (June 30, 2013 – 54,882,422)	191,961	54,885
Additional paid-in capital	38,381,943	31,916,501
Accumulated other comprehensive loss	(5,769)	-
Accumulated deficit	(40,821,871)	(33,457,240)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(2,253,736)	(1,465,854)
Non-controlling interest	(101,400)	-
Total Deficit	(2,355,136)	(1,465,854)

Total Liabilities and Stockholders’ Deficit	$1,062,766	$302,816

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Consolidated Statements of Operations And Comprehensive Loss

	Years ended June 30,
	2014	2013

Revenue	$35,285	$-

Operating Expenses:
Mining (Notes 3 & 5)	67,653	922,658
Selling, general and administrative (Notes 3 & 5)	1,770,813	1,446,904
Goodwill impairment (Note 13)	383,238	-

Total operating expenses	2,221,704	2,369,562

Loss from operations	(2,186,419)	(2,369,562)

Other income (expenses)
Interest expense (Note 7)	(5,320,995)	(3,792,131)
Gain on change in the fair value of derivative liability (Note 7)	2,650,532	1,123,384
Fair value of warrants issued	(3,193,462)	-
Gain on change in the fair value of convertible preferred stock (Note 3)	331,127	-
Equity in income of unconsolidated affiliate	18,053	-

Loss before income taxes	(7,701,164)	(5,038,309)

Provision for Income Taxes (Note 4)	-	-

Net loss	(7,701,164)	(5,038,309)
Less: Net loss attributable to the non-controlling interest	(336,533)	-
Net loss attributable to Lithium Exploration Group, Inc. Common shareholders	$(7,364,631)	$(5,038,309)
Basic and Diluted Loss per Common Share	$(0.07)	$(0.10)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	112,997,439	48,566,900

Comprehensive loss:
Net loss	$(7,701,164)	$(5,038,309)
Foreign currency translation adjustment	(12,187)	-
Comprehensive loss	(7,713,351)	(5,038,309)
Comprehensive loss attributable to non-controlling interest	(336,533)	-

Comprehensive loss attributable to Lithium Exploration Group, Inc.	$(7,376,818)	$(5,038,309)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Shares		Common Shares
					Additional	Accumulated Other		Non-	Stockholders’
	Number of		Number of		Paid-in	Comprehensive	Deficit	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Accumulated	interest	(Deficit)
Balance – June 30, 2012 (Restated)	-	$-	54,416,272	$54,417	$27,406,774	$-	$(28,418,931)	$-	$(957,740)
Common shares issued for consulting fees	-		867,397	868	156,132	-	-	-	157,000
Common shares issued for director fees	-	-	300,000	300	53,700	-	-	-	54,000
Common shares issued for investor relations	-	-	648,604	649	131,351	-	-	-	132,000
Common shares issued for mining expenses	-	-	372,375	373	89,627	-	-	-	90,000
Common shares issued for debt conversion	-	-	17,249,661	17,250	2,807,670	-	-	-	2,824,920
Common shares issued for exercise of warrants	-	-	1,028,113	1,028	1,271,247	-	-	-	1,272,275
Common shares exchanged for preferred shares	20,000,000	20,000	(20,000,000)	(20,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	(5,038,309)	-	(5,038,309)
Balance – June 30, 2013	20,000,000	20,000	54,882,422	54,885	31,916,501	-	(33,457,240)	-	(1,465,854)
Preferred shares issued for debt settlement	1,134,500	1,135	-	-	-	-	-	-	1,135
Common shares issued for consulting fees	-	-	3,193,415	3,194	248,973	-	-	-	252,167
Common shares issued for debt conversion	-	-	45,037,306	45,038	2,047,374	-	-	-	2,092,412
Common shares issued for exercise of warrants	-	-	9,199,541	9,200	589,116	-	-	-	598,316
Common shares issued for preferred shares conversion	(21,134,500)	(21,135)	79,645,434	79,645	3,579,978	-	-	-	3,638,488
Non-controlling interest	-	-	-	-	-	6,418	-	235,133	241,551
Foreign exchange translation	-	-	-	-	-	(12,187)	-	-	(12,187)
Net loss for the period	-	-	-	-	-	-	(7,364,631)	(336,533)	(7,701,164)
Balance – June 30, 2014	-	$-	191,958,118	$191,962	$38,381,942	$(5,769)	$(40,821,871)	$(101,400)	$(2,355,136)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	June 30,	June 30,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(7,701,164)	$(5,038,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income (loss) of unconsolidated affiliate	(18,053)	-
Common shares issued for mining expenses and related finder’s
fees	-	90,000
Common shares issued for director fees	-	54,000
Non-cash expenses	-	304,060
Unrealized foreign exchange gain on note payable	-	(4,315)
Common shares issued for investor relations	-	132,000
Common shares issued for consulting fees	252,167	157,000
Goodwill impairment	383,238	-
Common stock issued for interest expenses	24,967	-
Interest expense	5,207,155	3,792,131
Gain on change in the fair value of derivative liability	(2,650,532)	(1,123,384)
Gain on change in the fair value of convertible preferred stock	(331,127)	-
Fair value of warrants issued	3,193,462	-

Changes in operating assets and liabilities:
Receivable	(26,419)	-
Other assets	6,268	-
Loan receivable	(20,000)	-
Prepaid expenses	31,872	(44,022)
Accrued interest	74,066	-
Accounts payable and accrued liabilities	10,767	(49,970)
Net cash used in operating activities	(1,563,333)	(1,730,809)

Cash Flows from Investing Activities
Investment	(906,700)	-
Acquisition of subsidiary, net of cash acquired	(141,687)	-
Deposit applied for acquisition of subsidiary	10,170	(10,170)
Net cash used in investing activities	(1,038,217)	(10,170)

Cash Flows from Financing Activities
Repayment of convertible promissory note	(68,000)	-
Proceed from issuance of convertible promissory notes	2,518,000	750,000
Net cash provided by financing activities	2,450,000	750,000

Effect of foreign exchange	(27,342)	-

Decrease in cash and cash equivalents	(178,892)	(990,979)
Cash and cash equivalents - beginning of period	248,624	1,239,603
Cash and cash equivalents - end of period	$69,732	$248,624
Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$29,675	$-
Income taxes	$-	$-

Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion	$4,111,447	$2,824,920
Common stock issued for preferred stock conversion	$20,000	$-
Deposit applied for acquisition of subsidiary	$10,170	$-
Transfer of beneficial conversion feature to fair value of note	$2,146,510	$704,524
Common stock issued on cashless exercise of warrants	$598,316	$1,272,276
Assets and liabilities acquired in acquisition of subsidiary:
Asset acquired	$305,922	$-
Less: Liabilities acquired	$825	$-
Net Asset acquired	$305,097	$-
Less: Non-controlling interest	$235,133	$-
Less: Fair value of consideration paid	$453,204	$-
Goodwill	$383,238	$-

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

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

On October 18, 2013, the Company acquired 51% interest in Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.).

On March 1, 2014, the Company acquired 50% interest in Tero Oilfield Services Ltd.

The Company is engaged principally in the acquisition, exploration, and development of resource properties. Prior to June 25, 2009, the Company had the right to conduct exploration work on 20 mineral mining claims in Esmeralda County, Nevada, U.S.A. On July 31, 2009, the Company acquired an option to enter into a joint venture for the management and ownership of the Jack Creek Project, a mining project located in Elko County, Nevada. On September 25, 2009, the joint venture was terminated and the Company entered into an agreement with Beeston Enterprises Ltd., under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada. On December 16, 2010, the Company entered into an Assignment Agreement to acquire an undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada (see Note 5). On November 8, 2011, the Company entered into a letter agreement with Glottech-USA. Pursuant to the terms of the agreement, the Company was granted an exclusive license to use and distribute the technology within the Swan Hills region of Alberta as well as a non-exclusive right to distribute the technology within Canada.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

2. Significant Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principal of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Alta Disposal Ltd. and its 51% owned subsidiary Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.). Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company. Significant estimates that may materially change in the near term include the valuation of convertible debt, derivative liabilities and the underlying warrants, as well as fair value of investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $69,732 and $248,624 in cash and cash equivalents at June 30, 2014 and 2013, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of June 30, 2014 and 2013, the Company had $Nil and $25,935, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

Prepaid expenses

Prepaid expenses mainly consist of legal retainers and deposit for office lease. Legal retainers and deposit for office lease will be expensed in the period when services are completed.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-Up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

2. Significant Accounting Policies - Continued

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on May 31, 2006. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

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

No significant realized exchange gain or losses were recorded as June 30, 2014 and 2013.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

2. Significant Accounting Policies - Continued

Foreign Currency Translations – Continued

Translation of Foreign Operations

The financial results and position of foreign operations whose functional currency is different from the Company’s presentation currency are translated as follows:
- assets and liabilities are translated at period-end exchange rates prevailing at that reporting date; and
- income and expenses are translated at average exchange rates for the period.

Exchange differences arising on translation of foreign operations are transferred directly to the Company’s accumulated other comprehensive loss in the consolidated balance sheets. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

The relevant translation rates are as follows: For the year ended June 30, 2014 closing rate at 0.9367 US$: CND$, average rate at 0.9341 US$: CND$ and for the year ended June 30, 2013 closing rate at 0.9513 US$: CND$, average rate at 0.9954 US$: CND$.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (May 31, 2006) to June 30, 2014, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

Warrants

The Company values its warrants with provisions resulting in derivative liabilities at fair value using the lattice model according to ASC-815-10-55. The Company revalue its warrants at the end of every period at fair value and record the difference in other income (expense) in the consolidated statements of operations.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

2. Significant Accounting Policies - Continued

Convertible Debentures and Convertible Promissory Notes

The Company values its convertible debentures and convertible promissory notes with provisions resulting in beneficial conversion features from the embedded derivative at fair value according to ASC-480-10-25-14, rather than have its conversion feature bifurcated and reported separately due to ASC-815-15-25-1b. Because the value of the derivative related to the warrant exceeds the proceeds of the loan, the Company allocated 100% of the proceeds to the warrant derivative and took a day one loss for the difference between the proceeds and the fair value of the warrants, resulting in a debt discount on the full fair value of the debenture because no proceeds were available to be allocated to the debt or its beneficial conversion feature. That debt discount is accreted to interest expense over the stated life of the note using the interest method in accordance with ASC 470-20-35-7a and ASC 835-30-35-2. Unaccreted debt discount on the date of conversion is accreted to interest expense on that date.

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

The Company’s Level 3 financial liabilities consist of the liability of the Company’s secured convertible promissory notes and debentures issued to investors, and the derivative warrants issued in connection with these convertible promissory notes and debentures. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company used a fair value model which incorporates transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

2. Significant Accounting Policies – Continued

Revenue Recognition

The Company has generated little revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product/services was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product/service has been delivered or no refund will be required.

Sales comprise the fair value of the consideration received or receivable for the sale of goods and rendering of services in the ordinary course of the Company’s activities. Sales are presented, net of tax, rebates and discounts, and after eliminating intercompany sales. The Company recognizes revenue when the amount of revenue and related cost can be reliably measured and it is probable that the collectability of the related receivables is reasonably assured.

Receivables

Trade and other receivables are customer obligations due under normal trade terms and are recorded at face value less any provisions for uncollectible amounts considered necessary. The Company includes any balances that are determined to be uncollectible in its overall allowance for doubtful accounts.

Investment in Unconsolidated Affiliate

Investments in affiliates that are not controlled by the Company, but over which it has significant influence, are accounted for using the equity method. The Company’s share of net income from its unconsolidated affiliate is reflected in the Consolidated Statements of Operations and Comprehensive Loss as Equity in Income of Unconsolidated Affiliate.

Recent Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

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

Accounting Standards Updates ("ASUs") through ASU No. 2014-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

On October 25, 2012, the Company designated 20,000,000 series A convertible preferred stock with a par value of $0.001 per share and stated value of $100 per share. The designated preferred stock is convertible at the option of the holder, at any time beginning one year from the date such shares are issued, into common stock of the Company with a par value of $0.001. All shares of common stock of the Company, shall be of junior rank to all series A preferred stock in respect to the preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Company. All other shares of preferred stock shall be of junior rank to all series A preferred shares in respect to the preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Company.

On January 3, 2014, the Company designated 2,000,000 series B convertible preferred stock with a par value $0.001 per share, issuable only in consideration of the extinguishment of existing debt convertible in to the Company’s common stock with a par value of $0.001. The designated preferred stock shall be issued on the basis of 1 preferred stock for each $1 of convertible debt. The series B convertible preferred stock shall be subordinate to and rank junior to all indebtedness of the Company now or hereafter outstanding.

Share Issuances

Common Stock Issuance

For the year ended June 30, 2014:

On July 1, 2013, the Company issued 80,000 common shares at a market price of $0.10 per share for consulting fees.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

3. Capital Stock – Continued

Share Issuances - Continued

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

On August 14, 2013, the Company issued 844,300 common shares at a deemed price of $0.0525 per share for debenture conversion of $44,326 (Note 6).

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

On September 19, 2013, the Company issued 1,400,000 common shares at a deemed price of $0.045 per share for debenture conversion of $63,000 (Note 6).

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

4. Capital Stock – Continued Share

Issuances - Continued

On September 23, 2013, the Company issued 1,293,717 common shares at a deemed price of $0.04 per share for warrants exercise of $56,486 (Note 7).

On October 1, 2013, the Company issued 71,716 common shares at a market price of $0.1162 per share for consulting fees.

On October 9, 2013, the Company issued 1,300,000 common shares at a deemed price of $0.045 per share for debenture conversion of $58,500 (Note 6).

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

On October 24, 2013, the Company issued 2,000,000 common shares at a deemed price of $0.03825 per share for debenture conversion of $76,500 (Note 6).

On October 24, 2013, the Company issued 501,355 common shares at a deemed price of $0.04 per share for warrants exercise of $21,553 (Note 7).

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

On November 18, 2013, the Company issued 2,000,000 common shares at a deemed price of $0.03 per share for debenture conversion of $60,000 (Note 6).

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

3. Capital Stock – Continued

Share Issuances - Continued

On December 20, 2013, the Company issued 3,000,000 common shares at a deemed price of $0.0163 per share for promissory note and interest conversion of $97,800 (Note 7).

On December 31, 2013, the Company issued 238,806 common shares at a market price of $0.0670 per share for related party consulting fees.

On January 1, 2014, the Company issued 134,329 common shares at a market price of $0.067 per share for consulting fees.

On January 6, 2014, the Company issued 2,553,681 common shares at a deemed price of $0.02282 per share for promissory note conversion of $81,846 (Note 7).

On January 6, 2014, the Company issued 3,000,000 common shares at a deemed price of $0.02261 per share for debenture conversion of $67,830 (Note 6).

On January 15, 2014, the Company issued 1,601,227 common shares at a deemed price of $0.0163 per share for promissory note conversion of $52,200 (Note 7).

On January 16, 2014, the Company issued 3,500,000 common shares at a deemed price of $0.02261 per share for debenture conversion of $79,135 (Note 6).

On February 1, 2014, the Company issued 211,268 common shares at a market price of $0.0426 per share for consulting fees.

On February 4, 2014, the Company issued 899,071 common shares at a deemed price of $0.01228 per share for warrants exercise of $11,310 (Note 7).

On February 11, 2014, the Company issued 3,000,000 common shares at a deemed price of $0.0160 per share for convertible preferred shares of $96,000.

On February 14, 2014, the Company issued 2,000,000 common shares at a deemed price of $0.0224 per share for promissory note conversion of $62,921 (Note 7).

On February 14, 2014, the Company issued 3,300,000 common shares at a deemed price of $0.0224 per share for debenture conversion of $73,920 (Note 6).

On February 24, 2014, the Company issued 2,000,000 common shares at a deemed price of $0.040 per share for convertible preferred shares of $80,000.

On March 1, 2014, the Company issued 160,715 common shares at a market price of $0.0560 per share for consulting fees.

On March 3, 2014, the Company issued 1,902,344 common shares at a deemed price of $0.0224 per share for promissory note conversion of $59,849 (Note 7).

On March 3, 2014, the Company issued 3,472,734 common shares at a deemed price of $0.0224 per share for debenture conversion of $77,789 (Note 6).

On March 5, 2014, the Company issued 2,500,000 common shares at a deemed price of $0.0960 per share for convertible preferred shares of $240,000.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

3. Capital Stock - Continued

Share Issuances - Continued

On March 6, 2014, the Company issued 6,250,000 common shares at a deemed price of $0.080 per share for convertible preferred shares of $500,000.

On March 6, 2014, the Company issued 5,999,000 common shares at a deemed price of $0.080 per share for convertible preferred shares of $479,920.

On March 6, 2014, the Company issued 1,804,063 common shares at a deemed price of $0.0261 per share for warrants exercise of $40,080 (Note 7).

On March 7, 2014, the Company issued 6,000,000 common shares at a deemed price of $0.0780 per share for convertible preferred shares of $468,600.

On March 12, 2014, the Company issued 745,856 common shares at a deemed price of $0.0579 per share for convertible preferred shares of $43,200.

On March 13, 2014, the Company issued 2,326,283 common shares at a deemed price of $0.0100 per share for warrants exercise of $22,098 (Note 7).

On March 17, 2014, the Company issued 6,750,000 common shares at a deemed price of $0.0506 per share for convertible preferred shares of $342,090.

On March 21, 2014, the Company issued 1,736,372 common shares at a deemed price of $0.0629 per share for convertible preferred shares of $109,245.

On March 31, 2014, the Company issued 359,821 common shares at a market price of $0.0667 per share for related party consulting fees.

On April 8, 2014, the Company issued 6,948,913 common shares at a deemed price of $0.0230 per share for convertible preferred shares of $343,943.

On April 30, 2014, the Company issued 170,213 common shares at a market price of $0.0470 per share for related party consulting fees.

On May 14, 2014, the Company issued 7,000,000 common shares at a deemed price of $0.0214 per share for convertible preferred shares of $374,500.

On June 2, 2014, the Company issued 3,352,941 common shares at a deemed price of $0.0212 per share for convertible preferred shares of $171,000.

On June 2, 2014, the Company issued 7,362,352 common shares at a deemed price of $0.0212 per share for convertible preferred shares of $391,125.

On June 10, 2014, the Company issued 1,600,000 common shares at a deemed price of $0.0213 per share for promissory note conversion of $47,752 (Note 7).

On June 27, 2014, the Company issued 1,700,000 common shares at a deemed price of $0.0185 per share for promissory note conversion of $44,171 (Note 7).

On April 1, 2014, the Company issued 134,933 common shares at a market price of $0.0667 per share for consulting fees.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

3. Capital Stock - Continued

Share Issuances - Continued

On May 1, 2014, the Company issued 191,490 common shares at a market price of $0.0470 per share for consulting fees.

On June 1, 2014, the Company issued 163,044 common shares at a market price of $0.0552 per share for consulting fees.

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

3. Capital Stock - Continued

Share Issuances - Continued

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

3. Capital Stock - Continued

Share Issuances - Continued

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

As at June 30, 2014, 13,557,775 were issued to directors and officers of the Company. 18,516,037 were issued to independent investors. 872,375 were issued for mining expenses. 768,840 were issued for related party consulting expenses. 948,604 were issued for investor relation expenses. 200,000 were issued for debt settlement. 43,001,127 were issued for debenture and interest conversion. 1,028,113 were issued for exercise of warrants attached to convertible debentures. 24,128,498 were issued for promissory note and interest conversions. 66,577,223 were issued for exercise of warrants attached to convertible promissory notes. 954,461 were issued for note payable conversion. 2,000,000 were issued for a mining option settlement. 20,000,000 were issued for the conversion of Series A Convertible Preferred shares. 59,645,434 were issued for the conversion of Series B Convertible Preferred shares. The Company has no stock option plan, warrants or other dilutive securities, other than warrants issued to acquire 37,959,395 shares of the Company regarding convertible promissory notes (Note 7).

On January 3, 2014, the Company entered into a convertible debt settlement agreement with one investor. Pursuant to the terms of the agreement, the investor acquired 1,134,500 convertible Series B Preferred Shares to extinguish the balance of convertible debts with an aggregate principal amount of $1,134,500. The conversion price of the Series B Preferred Shares shall be the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date of the applicable convertible debt instrument of the Corporation from which the applicable Series B Preferred Shares were converted, or (ii) 50 % of the lowest reported sale price for the 20 days prior to the conversion date of the Series B Preferred Shares.

As at June 30, 2014, all of the Series B Preferred Shares issued on the January 3, 2014 debt settlement agreement were converted into 59,645,434 common shares of the Company for a total fair value of $3,639,623 of which a gain of $331,127 was recorded.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through June 30, 2014 of approximately $11,309,000 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $536,536 and $1,283,428 during the periods ended June 30, 2014 and 2013, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2014. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2013, June 30, 2012 and June 30, 2011 are still open for examination by the Internal Revenue Service (IRS).

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

4. Provision for Income Taxes - Continued

	2014
	Amount	Tax Effect (35%)

Net loss	$7,701,164	$2,693,810

Shares issued for consulting fees, mining expenses, investor relation and director fees	(252,167)	(88,258)
Accretion of beneficial conversion feature	(5,320,995)	(1,862,348)
Gain on change in the fair value of derivative liability and fair value of warrant issued	(542,930)	(190,026)
Gain on change in the fair value of convertible preferred stock	331,127	115,894
Goodwill impairment	(383,238)	(134,133)

Total	1,532,961	536,536

Valuation allowance	(1,532,961)	(536,536)

Net deferred tax asset (liability)	$-	$-

	2013
	Amount	Tax Effect (35%)

Net loss	$5,038,309	$1,763,408

Shares issued for consulting fees, mining expenses, investor relation and director fees	(433,000)	(151,550)
Accretion of beneficial conversion feature	(2,061,755)	(721,614)
Gain on derivative liability	1,123,384	393,184

Total	3,666,938	1,283,428

Valuation allowance	(3,666,938)	(1,283,428)

Net deferred tax asset (liability)	$-	$-

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

5. Mineral Property Costs - Continued

On April 29, 2011, the Company entered into a mutual release agreement. The Company is released from any obligations related to the Claims for considerations of a cash payment of CDN $54,624 (US$57,901) and the issuance of 200,000 common shares of the Company. The shares have been valued at a market price of $3.70 for a total of $740,000. The total amount of $797,901 has been recorded as mining expenses during the year ended June 30, 2011.

Mineral Permit

On December 16, 2010, the Company entered into an Assignment Agreement to acquire the following:

a.)	An undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada.
b.)	All of the assignor’s right, title and interest in and to the Option Agreement.

In consideration for the Assignment, the Company agreed to pay US$90,000 by way of cash or stock of equal value (consisting of amounts previously paid by the Assignor pursuant to the Option Agreement). The full $90,000 (consisting of option payments ‘i’ and ‘v’ below) was expensed and included in the December 31, 2011 accounts payable balance. The Option shall be in good standing and exercisable by the Company by paying the following amounts on or before the dates specified in the following schedule:

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

On December 31, 2012, the Company entered into an agreement to amend the original payment requirement of CDN$100,000 due on January 1, 2013 to the following payments: CDN $20,000 (paid) cash payment due on January 1, 2013 and CDN $80,000 by a 15% one year promissory note starting January 1, 2013. The promissory note is interest free until March 31, 2013. After then, interest will accrue on the principal balance then in arrears at the rate of 15% per annum. No payments shall be payable until December 31, 2013. At any time, the Optionor may elect to convert the remaining balance of CDN $80,000 plus accrued interest into common shares of the Company at 75% of the closing market price of the Company’s common shares on the election day. The full CDN$100,000 (US$95,008) (consisting of cash payment of CDN$20,000 (US$19,164) and note payable of CDN$80,000 (US$75,844) was expensed. The note is subject to be measured at its fair value in accordance with ASC 480-10-25-14. The fair value at issuance was CDN$106,667 (US$101,125) as of June 30, 2013. An additional $26,667 was charged to mining expense during the year June 30, 2013. An interest expense of CDN$3,058 (US$2,899) was accrued as at June 30, 2013. On July 3, 2013, the Optionor elected to convert the promissory note of CDN $80,000 (US$75,844) plus accrued interest of CDN$3,058 (US$2,899) for the total amount of CDN $83,058 (US$78,743) into 954,461 common shares of the Company at a price of US$0.0825 per share.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

5. Mineral Property Costs - Continued

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

On February 19, 2013, $154,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.077 per share in accordance with the terms of the agreement. On March 8, 2013, $154,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.077 per share in accordance with the terms of the agreement. On March 15, 2013, $190,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.095 per share in accordance with the terms of the agreement. On April 23, 2013, $161,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.0805 per share in accordance with the terms of the agreement. On May 13, 2013, $150,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.075 per share in accordance with the terms of the agreement. On May 30, 2013, $180,000 in face value of the debenture was converted to 2,400,000 common shares at a price of $0.075 per share in accordance with the terms of the agreement. On July 9, 2013, $90,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.045 per share in accordance with the terms of the agreement. The debenture was extended on July 23, 2013 for 12 months and will expire on May 15, 2014.On August 14, 2013, $44,326 in face value of the debenture was converted to 844,300 common shares at a price of $0.0525 per share in accordance with the terms of the agreement. On September 19, 2013, $63,000 in face value of the debenture was converted to 1,400,000 common shares at a price of $0.045 per share in accordance with the terms of the agreement. On October 9, 2013, $58,500 in face value of the debenture was converted to 1,300,000 common shares at a price of $0.045 per share in accordance with the terms of the agreement. On October 24, 2013, $76,500 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.03825 per share in accordance with the terms of the agreement. On November 18, 2013, $60,000 in face value of the debenture was converted to 2,000,000 common shares at a price of $0.03000 per share in accordance with the terms of the agreement. On January 6, 2014, $67,830 in face value of the debenture was converted to 3,000,000 common shares at a price of $0.02261 per share in accordance with the terms of the agreement. On January 16, 2014, $79,135 in face value of the debenture was converted to 3,500,000 common shares at a price of $0.02261 per share in accordance with the terms of the agreement. On February 14, 2014, $73,920 in face value of the debenture was converted to 3,300,000 common shares at a price of $0.0224 per share in accordance with the terms of the agreement.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

6. Convertible Debenture - Continued

On February 28, 2014, $77,789 in face value of the debenture was converted to 3,472,734 common shares at a price of $0.0224 per share in accordance with the terms of the agreement.

As of June 30, 2014, the debenture has been fully converted to common shares.

7. Convertible Promissory Notes

Summary of convertible promissory note at June 30, 2014 and 2013 is as follows:

	June 30,	Fair value	Fair value	Fair value	June 30,
	2013	issued	converted	repaid	2014

February 13, 2013	$392,857	$667,857	$(598,960)	$-	$461,754
March 1, 2013	1,120,000	224,000	(1,344,000)	-	-
September 1, 2013	-	500,000	(500,000)	-	-
January 1, 2014	-	136,000	-	(136,000)	-
February 27, 2014	-	200,000	-	-	200,000
February 27, 2014	-	150,000	-	-	150,000
February 28, 2014	-	100,000	-	-	100,000
February 28, 2014	-	200,000	-	-	200,000
February 28, 2014	-	220,000	-	-	220,000
March 3, 2014	-	100,000	-	-	100,000
March 3, 2014	-	200,000	-	-	200,000
March 3, 2014	-	100,000	-	-	100,000
March 3, 2014	-	230,000	-	-	230,000
March 3, 2014	-	440,000	-	-	440,000
March 15, 2014	-	846,154	-	-	846,154

	$1,512,857	$4,314,011	$(2,442,960)	$(136,000)	$3,247,908
Less: Debt discount	1,475,247				2,797,850
Net Convertible promissory Note	37,610				450,057

Current portion	$37,610				$450,057
Long term portion	$-				$-

On February 13, 2013, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $1,100,000, at an issuance discount of $100,000; resulting in $1,000,000 net proceeds to the Company.

As of June 30, 2014, total net proceeds of $675,000 (2013 - $250,000) were received with an issuance discount of $67,500 (2013 - $25,000) for an aggregate face value of $742,500 (2013 - $275,000). During the year ended June 30, 2014, $419,272 (2013 - $Nil) in face value of the note including interest was converted to 14,164,584 common shares in accordance with the terms of the agreement.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

7. Convertible Promissory Notes - Continued

There is no guarantee the investor will make additional payments. The note of $323,228 is due on February 13, 2016 and carries a one-time interest rate of 5% over the term of note, with an effective interest rate of 171.61%. The note is convertible at the lower of $0.25 and 70% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $1,060,714. During the year ended June 30, 2014, an interest expense of $7,409 was accrued.

Effective March 1, 2013, the Company entered into another securities purchase agreement with another investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $672,000, at an issuance discount of $72,000; resulting in $600,000 net proceeds to the Company.

On March 1, 2013, $150,000 net proceeds were received with an issuance discount of $18,000 for an aggregate face value of $168,000. The note of $168,000 is due on March 1, 2014 and carries no interest, with an effective interest rate of 561.36%. The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on March 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $336,000. On January 3, 2014 $18,000 in face value of the note was converted to convertible Series B Preferred Shares (Note 3). As of June 30, 2014, $150,000 in face value of the note was converted to 7,101,227 common shares at a price in accordance with the term of the agreement.

On April 1, 2013, an additional $150,000 of net proceeds was received with an issuance discount of $18,000 for an aggregate face value of $168,000. The note of $168,000 is due on April 1, 2014 and carries no interest, with an effective interest rate of 561.36%. The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on March 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $336,000.

On May 1, 2013, an additional $100,000 of net proceeds was received with an issuance discount of $12,000 for an aggregate face value of $112,000. The note of $112,000 is due on May 1, 2014 and carries no interest, with an effective interest rate of 561.36%. The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on March 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $224,000.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

7. Convertible Promissory Notes - Continued

On June 1, 2013, an additional $100,000 of net proceeds was received with an issuance discount of $12,000 for an aggregate face value of $112,000. The note of $112,000 is due on June 1, 2014 and carries no interest, with an effective interest rate of 561.36%. The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on March 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $224,000.

On July 1, 2013, the final tranche of $100,000 of net proceeds were received with an issuance discount of $12,000 for an aggregate face value of $112,000. The note of $112,000 is due on July 1, 2014 and carries no interest, with an effective interest rate of 561.36%. The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on March 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior to the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $224,000.

Effective September 13, 2013, the Company entered into another securities purchase agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with aggregate net proceeds of $500,000,

On September 16, 2013, $250,000 net proceeds were received. The note of $250,000 is due on March 16, 2015 and carries an annual interest rate of 15%, with an effective interest rate of 227.33%. The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on September 16, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $500,000 and accrued interest of $56,250.

On October 1, 2013, $250,000 net proceeds were received. The note of $250,000 is due on March 16, 2015 and carries an annual interest rate of 15%, with an effective interest rate of 227.33%. The note is convertible at the lower of 50% of the lowest reported sale price of the common stock for the 20 trading days immediately prior to (i) the closing date on October 1, 2013 or (ii) 50 % of the lowest reported sale price for the 20 days prior the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-1, rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $500,000 and accrued interest of $56,250.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

7. Convertible Promissory Notes - Continued

The investor has the option during the 18 month period following September 13, 2013 to purchase additional convertible notes upon the same terms and conditions for up to $1,500,000.

On January 3, 2014 the Company entered into a convertible debt settlement agreement. Pursuant to the terms of the agreement, the investor acquired 1,134,500 convertible Series B Preferred Shares to extinguish the balance of convertible debts with an aggregate principal amount of $1,134,500 from the March 1, 2013 and September 13, 2013 securities purchase agreement.

Effective January 13, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $68,000 due on October 14, 2014 and carries an interest rate of 8% per annum. The note is convertible at a discount rate of 50% of the average of the lowest 3 trading prices during the 10 trading period ending on the latest complete trading day prior to the conversion date subject to various prescribed conditions. The fair value at issuance was $136,000. The $68,000 note was fully repaid during the year along with interest of $14,807.

Effective February 27, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $100,000 due on August 27, 2014 and carries an interest rate of 12% per annum over the term of note, with an effective interest rate of 1220.64%. The note is convertible at the lower of 50% discount to the average of the three lowest bids on the 20 days before the date this note executed and 50% discount to the average of the three lowest bids during the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $200,000. During the year ended June 30, 2014, an interest expense of $4,000 was accrued.

Effective February 28, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $50,000 due on August 28, 2015 and carries a one-time interest rate of 15% over the term of note, with an effective interest rate of 268.24%. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $100,000. During the year ended June 30, 2014, an interest expense of $1,667 was accrued.

Effective February 27, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $75,000 due on February 27, 2015 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 1303.72%. The convertible note is convertible at the investor’s option at any time after 180 days at a price equal to 50% of the lowest bids price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $150,000. During the year ended June 30, 2014, an interest expense of $2,500 was accrued.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

7. Convertible Promissory Notes - Continued

Effective February 28, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $125,500 with 15% prepaid interest per annum, resulting in $100,000 net proceeds to the Company due on August 28, 2015, with an effective interest rate of 227.33%. The note is convertible at the lower of 50% discount of the lowest closing price for the 20 days prior to date of the purchase agreement or the voluntary conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $200,000. During the year ended June 30, 2014, an interest expense of $5,000 was accrued.

Effective February 28, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $110,000, at an issuance discount of $10,000; resulting in $100,000 net proceeds to the Company. The note is due on September 1, 2014 and carries a one-time interest rate of 12% over the term of the note, with an effective interest rate of 781.10%. The note is convertible at the lower of $0.075 or 50% of the lowest trade during the 25 consecutive trading days immediately prior to the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $220,000. During the year ended June 30, 2014, an interest expense of $7,543 was accrued.

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $50,000 due on March 5, 2015 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 1303.72%. The convertible note is convertible at the investor’s option at any time after 180 days at a price equal to 50% of the lowest closing bid price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $100,000. During the year ended June 30, 2014, an interest expense of $1,667 was accrued.

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $100,000 due on September 3, 2014 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 1220.64%. The note is convertible at a 50% discount of the lowest closing price for the 20 days prior to date of the purchase agreement or the voluntary conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $200,000. During the year ended June 30, 2014, an interest expense of $4,000 was accrued.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

7. Convertible Promissory Notes - Continued

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $50,000 due on March 4, 2015 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 1303.72%. The convertible note is convertible at the investor’s option at any time after 180 days at a price equal to 50% of the lowest closing bid price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $100,000. During the year ended June 30, 2014, an interest expense of $1,667 was accrued.

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $115,000, at an issuance discount of $15,000; resulting in $100,000 net proceeds to the Company. The note is due on April 1, 2015 and carries an interest rate of 15% per annum over the term of the note, with an effective interest rate of 361.67%. The note is convertible at the lower of $0.06 or 50% of the lowest trade during the 20 consecutive trading days immediately prior to the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $230,000. During the year ended June 30, 2014, an interest expense of $5,750 was accrued.

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $220,000, at an issuance discount of $20,000; resulting in $200,000 net proceeds to the Company. The note is due on September 3, 2014 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 1220.64%. The note is convertible at a 50% discount of the lowest closing price for the 20 trading days immediately prior to (i) date of the purchase agreement, or (ii) the voluntary conversion of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $440,000. During the year ended June 30, 2014, an interest expense of $8,800 was accrued.

Effective March 15, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $550,000, at an issuance discount of $50,000; resulting in $500,000 net proceeds to the Company. The note is due on September 15, 2015 and carries an interest rate of 15% per annum over the term of the note, with an effective interest rate of 207.18%. The note is convertible at a 35% discount of the lowest closing price for the 20 trading days immediately prior to (i) date of the purchase agreement, or (ii) the voluntary conversion of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $846,154. During the year ended June 30, 2014, an interest expense of $24,063 was accrued.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

7. Convertible Promissory Notes - Continued

Warrants issued along with Convertible Promissory Notes

Along with the promissory note issued on February 13, 2013, the Company issued warrants for 540,540 shares of the Company at an exercise price of $0.185 expiring February 13, 2018, 263,158 shares of the Company at an exercise price of $0.190 expiring April 24, 2018, 297,619 shares of the Company at an exercise price of $0.168 expiring June 4, 2018, 400,000 shares of the Company at an exercise price of $0.125 expiring June 27, 2018, 334,821 shares of the Company at an exercise price of $0.224 expiring August 14, 2018, 1,666,667 shares of the Company at an exercise price of $0.0600 expiring December 10, 2018, 714,285 shares of the Company at an exercise price of $0.0700 expiring February 20, 2019 and 3,809,524 shares of the Company at an exercise price of $0.0525 expiring April 16, 2019 respectively.

Along with the promissory note issued on March 1, 2013, the Company issued warrants to acquire a total of 3,632,433 shares of the Company for a period of five years at an exercise price of $0.185.

Along with the promissory note entered on September 16, 2013, the Company issued warrants for 2,777,778 shares of the Company at an exercise price of $0.090 and warrants for 3,703,704 shares of the Company at an exercise price of $0.068 for a period of five years.

Along with the promissory note entered on February 27, 2014, the Company issued warrants to acquire a total of 1,111,111 shares of the Company for a period of five years at an exercise price of $0.090.

Along with the promissory note entered on February 28, 2014, the Company issued warrants to acquire a total of 5,156,250 shares of the Company for a period of 180 days at an exercise price of $0.060.

Along with the promissory note entered on February 28, 2014, the Company issued warrants to acquire a total of 1,481,481 shares of the Company for a period of five years at an exercise price of $0.0675.

Along with the promissory note entered on February 28, 2014, the Company issued warrants to acquire a total of 10,312,500 shares of the Company for a period of five years at an exercise price of $0.0600.

Along with the promissory note entered on March 3, 2014, the Company issued warrants to acquire a total of 941,619 shares of the Company for a period of five years at an exercise price of $0.0531.

Along with the promissory note entered on March 3, 2014, the Company issued warrants to acquire a total of 2,000,000 shares of the Company for a period of three years at an exercise price of $0.0500.

Along with the promissory note entered on March 3, 2014, the Company issued warrants to acquire a total of 941,619 shares of the Company for a period of five years at an exercise price of $0.0531.

Along with the promissory note entered on March 3, 2014, the Company issued warrants to acquire a total of 1,666,666 shares of the Company for a period of five years at an exercise price of $0.0600.

Along with the promissory note entered on March 3, 2014, the Company issued warrants to acquire a total of 4,000,000 shares of the Company for a period of three years at an exercise price of $0.0500.

Along with the promissory note entered on March 15, 2014, the Company issued warrants to acquire a total of 18,333,333 shares of the Company for a period of three years at an exercise price of $0.0600.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

7. Convertible Promissory Notes - Continued

Derivative Liability

The warrants bear a cashless exercise provision. The warrants also include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock, which provision resulted in derivative liability treatment under ASC topic 815-10-55. Fair values at issuance totaled $669,682, $1,126,054, $709,074 for warrants issued along with the promissory note on February 28, 2013, March 1, 2013, and September 16, 2013 respectively. Fair values at issuance for warrants issued on February 27, 2014, February 28, 2014, March 3, 2014, March 15, 2014 totaled $58,966, $938,833, $1,732,432, and $1,267,156 respectively.

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

On October 24, 2013, 263,158 warrants were exercised for 501,355 common shares of the Company at a deemed price of $0.04 in accordance with the term of the agreement. A gain of $4,763 was recorded when the warrants were valued prior to the warrants exercise.

On February 4, 2014, 297,619 warrants were exercised for 899,071 common shares of the Company at a deemed price of $0.01 in accordance with the term of the agreement. A gain of $18,452 was recorded when the warrants were valued prior to the warrants exercise.

On March 6, 2014, 400,000 warrants were exercised for 1,804,063 common shares of the Company at a deemed price of $0.02 in accordance with the terms of the agreement. A loss of $80 was recorded when the warrants were valued prior to the warrants exercise.

On March 13, 2014, 334,821 warrants were exercised for 2,326,283 common shares of the Company at a deemed price of $0.01 in accordance with the terms of the agreement. A gain of $52,902 was recorded when the warrants were valued prior to the warrants exercise.

The Company used the Lattice Model for valuing warrants using the following assumptions:

	June 30, 2014	June 30, 2013

Risk-free interest rates	1.39% - 1.77%	0.72%
Term	180 days – 5 years	5 years
Dividend yield	0%	0%
Underlying stock prices	$0.42	$0.42
Volatilities	278% - 489%	274%

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

7. Convertible Promissory Notes - Continued

At June 30, 2014, the warrants were valued at $2,832,989 resulting in a gain of $2,650,532 for the year ended June 30, 2014. The corresponding debt discount of the promissory notes was accreted to interest expense over the terms of notes of 3 years, 1 year, 18 months and 6 months respectively. During the period ended June 30, 2014, an accretion of $412,447 was recognized as interest expense.

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2012	5,140,562	$0.613	4.57 years
Warrants issued	5,133,750	0.180	4.71 years
Exercised	(5,140,562)		-
Cancelled	-	-	-
Expired	-	-	-
Balance, June 30, 2013	5,133,750	0.180	4.71 years
Warrants issued	61,151,358	0.062	2.63 years
Exercised	(5,468,571)	0.182	-
Cancelled	-	-	-
Expired	-	-	-

Balance, June 30, 2014	60,816,537	$0.061	2.62 years

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2014 and 2013:

Derivative
Liability
Balance, June 30, 2012	$2,159,035
Initial fair value of warrant derivatives at note issuances	1,369,243
Extinguished derivative liability	(2,159,035)
Mark-to-market at June 30, 2013 - Embedded debt derivatives	(855,868)
Balance, June 30, 2013	$513,375
Initial fair value of warrant derivatives at note issuances	5,558,520
Fair value of warrant exercised	(588,375)
Mark-to-market at June 30, 2014 - Embedded debt derivatives	(2,650,532)
Balance, June 30, 2014	$2,832,988

Net gain for the period included in earnings relating to the liabilities held at June 30, 2014	$2,650,532

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

8. Note Payable

On March 3, 2014, the Company entered into a Secured Note for a principal amount of CND$330,000 (US$298,518). The note bears interest at 20% per annum and is due on June 1, 2014. As security for the Principal and Interest payable under this Note, the Company provided the Lender contemporaneously with the advance of the Principal, the general security agreement granting the Lender a security interest in all of the Company’s subsidiary Alta Disposal Ltd.’s present and after acquired personal property. The Company further agrees that it will not transfer, assign, pledge or provide a negative pledge to any third party with respect to the Security while the Note is outstanding.

Along with the Secured Note entered on March 3, 2014, the Company issued warrants to acquire a total of 2,200,000 shares of the Company for a period of three years at an exercise price of $0.0500. The warrant bears a cashless exercise provision. The warrants also include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock, which provision resulted in derivative liability treatment under ASC topic 815-10-55. Fair value at issuance totaled $425,566.

As at June 30, 2014, the Secured note was fully repaid for a principal amount of $298,518 and interest of $17,837.

9. Related Party Transactions

During the year ended June 30, 2014, the Company incurred consulting fees of $219,300 (2013 - $88,667) with directors and officers.

As of June 30, 2014, the Company was obligated to a director for a non-interest bearing demand loan with a balance of $45,332 (June 30, 2013 - $45,332). The Company plans to pay the loan back as cash flows become available.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

10. Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2014, the Company had a working capital deficiency of $3,279,889 and an accumulated deficit of $40,821,871. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

11. Commitments and Contingencies

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

On November 1, 2013, the Company entered into a second agreement with a consultant to provide consulting services to Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.). Pursuant to the agreement, the consultant will receive CDN$7,600 cash and $8,000 in the Company’s common stock per month from November 1, 2013 to April 30, 2014.

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

11. Commitments and Contingencies- Continued

On January 1, 2014, the Company entered in a consulting agreement with a consultant to provide services as members of the Board of Directors in regards to the Company’s management and operations. The compensation for the services to be provided will be $12,000 payable monthly in cash or if the Company does not have available cash, in shares of the Company’s common stock.

On April 28, 2014, the Company entered into a consulting agreement with a consultant to provide services as members of the Board of Directors in regards to the Company’s management and operations. The compensation for the services to be provided will be 240,000 common stock of the Company issuable at May 15, 2014 from an effective date of April 28, 2014 to April 27, 2015.

On May 15, 2014, the Company entered into a consulting agreement with a consultant to provide services as members of the Board of Directors in regards to the Company’s management and operations. The compensation for the services to be provided will be $10,000 per month payable in common stock of the Company from an effective date of May 30, 2014 to May 31, 2016.

Lease Commitment

On May 15, 2014, the Company entered into a sublease agreement for a term of twenty four and one half months and expiring on May 31, 2016. Future minimum rental payments required under operating lease (exclusive of other additional rent payments) are as follows:

Year ending June 30:
2015	$31,996
2016	30,044
Total minimum payments required	$62,040

Litigation

The Company filed a complaint against Glottech-USA involving a dispute over a contract for the assembly and delivery of certain equipment contractually promised by Glottech-USA, but not timely delivered in a manner required under the relevant contract(s). Although the Company previously sought equitable relief, the Company amended its Complaint to assert claims for damages against Glottech-USA. After a hearing in April of 2013, the Court of Common Pleas stayed all activity in the lawsuit against Glottech-USA pending clarification of the dissolution action in Mississippi. The lawsuit was stayed until December of 2013 and there has been no substantial activity in the case since that time. There are no claims for damages pending against the Company.

In April 2014, the Company signed a release and settlement agreement with O’Hare Energy Services Inc. (“O’Hare”) regarding unpaid fees and termination of a Non-Circumvention, Non-Disclosure and Fee Agreement dated April 19, 2013. Pursuant to the release and settlement agreement, the Company will pay to O’Hare:

i.	$100,000 for acquisition severance payment
ii.	$35,000 within 60 days of the date the option to purchase additional 25% of Tero Oilfield Services Ltd. (“Tero”) is exercised

As of June 30, 2014, the Company paid $50,000 of the $100,000 acquisition severance payment and has not exercise the option to purchase additional investment in Tero.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

11. Commitments and Contingencies- Continued

From time to time we may be a defendant and plaintiff in various other legal proceedings arising in the normal course of our business. Except as disclosed above, we are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Annual Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

12. Loan Receivable

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

On April 21, 2014, the Company entered into an amended agreement with Sonic Cavitation, whereby Sonic Cavitation agreed to facilitate the construction of one sonic cavitation generator. The Company agreed to pay Sonic Cavitation a consulting fee of $20,000 upon execution of the agreement and forgive the sum of $20,000 debt upon delivery of the prototype by Sonic Cavitation.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

13. Acquisition of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.)

From July 25, 2013 date of payment of first CDN$150,000 and October 18, 2013 date of last payment of CDN$150,000, the Company paid $453,204 (CDN$466,547) in cash, in exchange for 510,000 shares of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) common stock in accordance with the terms of the Agreements. This investment represents a 51% equity interest in the common stock of Alta Disposal Morinville Ltd. The shares are owned by the Company 100% owned subsidiary Alta Disposal Ltd.

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

13. Acquisition of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) - Continued

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
Support for NCI calculation:
$453,204 paid for 51%	$453,204/.51	$888,635	Implied enterprise value
		435,431	49% subject interest
		(43,543)	Discount for lack of control 10%
		391,888	Fair value, non-controlling, marketable
		(156,755)	40% discount for lack or marketability
Fair value, non-controlling, non-
		$235,133	marketable

Goodwill Impairment

Goodwill represents the excess of cost over fair value of assets of businesses acquired. Goodwill acquired in a business combination is not amortized. The Company evaluates the carrying amount of goodwill for impairment annually on June 30 and whenever events or circumstances indicate impairment may have occurred.

When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value

Due to the inability to meet anticipated sales growth, the Company assessed the acquired goodwill associated with its related business units for impairment as of June 30, 2014. Based on the discounted cash flows model utilizing estimated future earnings and cash flows, the fair value of the reporting units was less than the carrying value of the acquired goodwill. The Company’s evaluation of goodwill resulted in a total impairment charge of $383,238 for the year ended June 30, 2014; of which all was attributed to Alta Disposal Morinville Ltd.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

14. Investment in Affiliate

Tero Oilfield Services Ltd (“Tero”)

On March 1, 2014, the Company acquired a 50% interest in Tero Oilfield Services Ltd. (“Tero”), a private company, in exchange for an aggregate of CDN$1,000,680 (US$906,700).

The Company has been granted an option to acquire an additional 25% of the shares in Tero for $500,000 by February 28, 2015.

Summary financial results of Tero for the period March 1, 2014 to June 30, 2014 are as follows:

Operations

	CDN$	US$

Disposal Well Revenues	$447,889	$408,714
Operating expense	(398,323)	(363,483)
	49,566	45,231
Provision for Income Taxes	(10,000)	(9,126)
Net income	$39,566	$36,105

Equity in income of unconsolidated affiliate	$19,783	$18,053

Summary financial position for Tero as at June 30, 2014 follows:

Financial Position

	CDN$	US$
Cash	$22,610	$21,208
Other current assets	237,458	222,735
Property and equipment	455,983	427,712
Total Assets	$716,051	$671,655

Current liabilities	$224,513	$210,593
Long term debt	595,007	558,115
Total Liabilities	819,520	768,708

Capital stock	5	5
Retained earnings	(103,474)	(97,058)
Total Equity	(103,469)	(97,053)
Total Liabilities and Equity	$716,051	$671,655

Investment in unconsolidated affiliate
Purchase price		$906,700
Equity in income		18,053
		$924,753

An equipment appraisal was done as of September 30, 2013 on Tero’s Property and equipment. The fair market value was estimated at CDN$2,000,000 to CDN$2,400,000 (US$1,940,000 to US$2,328,480). The fair market value of Tero’s outstanding common stock was estimated to be CDN$1,730,000 (US$1,678,446).

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

15. Subsequent Events

Issuances of Common Shares

On July 1, 2014, the Company issued 199,557 common shares at a market price of $0.0451 per share for consulting fees.

On July 4, 2014, the Company issued 541,517 common shares at a market price of $0.0554 per share for consulting fees.

On July 16, 2014, the Company issued 9,713,996 common shares at a market price of $0.0390 per share for warrants exercise.

On July 16, 2014, the Company issued 1,800,000 common shares at a deemed price of $0.0390 per share for promissory note conversion.

On August 1, 2014, the Company issued 1,062,687 common shares at a deemed price of $0.0367 per share for promissory note conversion.

On August 1, 2014, the Company issued 245,232 common shares at a market price of $0.0367 per share for consulting fees.

On August 5, 2014, the Company issued 20,645,463 common shares at a market price of $0.0032 per share for warrants exercise.

On August 8, 2014, the Company issued 8,904,569 common shares at a market price of $0.0369 per share for warrants exercise.

On August 12, 2014, the Company issued 3,200,066 common shares at a market price of $0.016750 per share for warrants exercise.

On August 29, 2014, the Company issued 18,113,654 common shares at a market price of $0.0342 per share for warrants exercise.

On August 29, 2014, the Company issued 10,390,546 common shares at a deemed price of $.0102 per share for promissory note conversion.

On September 1, 2014, the Company issued 1,167,316 common shares at a deemed price of $0.0257 per share for consulting fees.

On September 1, 2014, the Company issued 350,195 common shares at a deemed price of $0.0257 per share for consulting fees.

On September 3, 2014, the Company issued 3,000,000 common shares at a deemed price of $0.010000 per share for promissory note conversion.

On September 3, 2014 the Company issued 500,000 common shares in conversion of $5,000 payable pursuant to the note.

On September 4, 2014 the Company issued 583,333 common shares in full cashless exercise of the 4,000,000 warrants issued in connection with the note.

On September 04, 2014, the Company issued 909,091 common shares at a deemed price of $0.011 per share for promissory note conversion.

On September 8, 2014, the Company issued 1,106,273 common shares at a deemed price of $0.0095 per share for promissory note conversion.

On September 10, 2014, the Company issued 6,734,235 common shares at a deemed price of $0.00555 per share for promissory note conversion.

On September 10, 2014, the Company issued 1,538,462 common shares at a deemed price of $0.0065 per share for promissory note conversion.

On September 11, 2014, the Company issued 2,607,721 common shares at a deemed price of $0.00605 per share for promissory note conversion.

On September 11, 2014, the Company issued 5,599,010 common shares at a deemed price of $0.005050 per share for promissory note conversion.

On September 11, 2014, the Company issued 1,652,893 common shares at a deemed price of $0.00605 per share for promissory note conversion.

On September 12, 2014, the Company issued 9,900,990 common shares at a deemed price of $0.00505 per share for promissory note conversion.

On September 12, 2014, the Company issued 2,869,240 common shares at a deemed price of $0.0055 per share for promissory note conversion.

On September 15, 2014 the Company issued 5,584,185 common shares in conversion of $28,200 payable pursuant to the note.

On September 15, 2014, the Company issued 1,914,321 common shares at a deemed price of $0.0055 per share for promissory note conversion.

On September 16, 2014, the Company issued 3,810,301 common shares at a deemed price of $0.005333 per share for promissory note conversion.

On September 17, 2014, the Company issued 1,414,141 common shares at a deemed price of $0.00495 per share for promissory note conversion.

On September 23, 2014, the Company issued 10,000,000 common shares at a deemed price of $0.00275 per share for promissory note conversion.

On September 23, 2014, the Company issued 1,477,873 common shares at a deemed price of $0.00315 per share for promissory note conversion.

On September 23, 2014, the Company issued 3,846,154 common shares at a deemed price of $0.00325 per share for promissory note conversion.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

On September 24, 2014 the Company issued 9,090,909 common shares in conversion of $25,000 payable pursuant to the note.

On September 25, 2014, the Company issued 10,946,967 common shares at a deemed price of $0.0181 per share for promissory note conversion.

On September 26, 2014, the Company issued 5,000,000 common shares at a deemed price of $0.00325 per share for promissory note conversion.

On September 29, 2014, the Company issued 6,047,749 common shares at a deemed price of $0.00315 per share for promissory note conversion.

On October 2, 2014, the Company issued 4,545,455 common shares at a deemed price of $0.00275 per share for promissory note conversion.

On October 3, 2014, the Company issued 10,000,000 common shares at a deemed price of $0.0025 per share for promissory note conversion.

On October 6, 2014, the Company issued 10,000,000 common shares at a deemed price of $0.0025 per share for promissory note conversion.

On October 7, 2014, the Company issued 11,000,000 common shares at a deemed price of $0.0022 per share for promissory note conversion.

Stock Plan

On July 22, 2014 the Company adopted a Stock Plan allowing the issuance of up to 20,000,000 shares of the Company’s common stock to directors, officers, employees and consultants.

Issuance of Convertible Promissory Note

On August 6, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $708,000, which amount includes the purchase price of $600,000 plus 18 months prepaid interest at the rate of 12% per annum, due on January 22, 2016. The convertible note is convertible whole or in part into common stock at price per share equal to 65% of the lowest reported sale price of our common shares during the 20 trading days prior to July 22, 2014 ($0.04) or prior to the applicable conversion date. Our company will have the option to prepay the note within 60 days subject to a 10% penalty, within the subsequent 60 days subject to a 20% penalty, or anytime thereafter prior to maturity subject to a 30% penalty.

Along with the convertible promissory note, the Company issued warrants exercisable for 5 years to purchase up to 17,700,000 shares of the Company at an exercise price of $0.04 per share, subject to cashless exercise provisions.

On August 6, 2014, the Company entered into a securities purchase agreement with JDF Capital Inc. (“JDF”) dated July 22, 2014 pursuant to which the Company issued to JDF a convertible promissory note in the aggregate principal amount of $708,000, which amount includes the purchase price of $600,000 plus 18 months prepaid interest at the rate of 12% per annum. The convertible note has a maturity date of January 22, 2016 and is convertible in whole or in part into shares of our common stock at price per share equal to 65% of the lowest reported sale price of our common shares during the 20 trading days prior to July 22, 2014 ($0.04) or prior to the applicable conversion date. The Company will have the option to prepay the note within 60 days subject to a 10% penalty, within the subsequent 60 days subject to a 20% penalty, or anytime thereafter prior to maturity subject to a 30% penalty. The purchase price of the promissory note is payable in six installments beginning upon the effective date of the agreement (which amount has been paid) and monthly thereafter beginning on August 22, 2014. The promissory note is secured in first position against all assets of the Company’s subsidiary, Alta Disposal Ltd., pursuant to a general security agreement between Alta Disposal and JDF.

As additional consideration for the proceeds of the convertible note, the Company issued to JDF warrants exercisable for 5 years to purchase up to 17,700,000 shares of the Company’s common stock at an exercise price of $0.04 per share, subject to cashless exercise provisions.

As at the date of this report $200,000 has been funded pursuant to the note which amount remains unconverted and outstanding.

On September 15, 2014, Northern Hunter Energy Inc. entered into a conveyance agreement with Tero dated June 1, 2014. Pursuant to this agreement, Northern Hunter Energy will transfer a 10% working interest in certain assets of the Morinville, Alberta property, which was previously acquired from Valeura, to Tero effective June 1, 2014 for the sum of $10,000. As of the date of this annual report, the transfer has not been completed and the sum of $10,000 has not been paid.

The Company has evaluated subsequent events from July 1, 2014, through the date of this report, and determined there are no other items to disclose.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 11, 2014, we notified Anderson Bradshaw PLLC that it was dismissed as our company’s independent registered public accounting firm. The decision to dismiss Anderson Bradshaw PLLC as our company’s independent registered public accounting firm was approved by our company’s Board of Directors on August 11, 2014. Except as noted in the paragraph immediately below, the reports of Anderson Bradshaw PLLC on our company’s financial statements for the years ended June 30, 2013 and 2012 and for the period May 31, 2006 (date of inception of exploration stage) through June 30, 2013 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of Anderson Bradshaw PLLC on our company’s financial statements as of and for the years ended June 30, 2013 and 2012 and for the period May 31, 2006 (date of inception of exploration stage) though June 30, 2013 contained explanatory paragraphs which noted that there was substantial doubt as to our company’s ability to continue as a going concern as our company has an accumulated deficit negative cash flow that raises doubt about its ability to continue as a going concern.

During the years ended June 30, 2013 and 2012 and the period May 31, 2006 (date of inception of exploration stage) through June 30, 2013, our company has not had any disagreements with Anderson Bradshaw PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Anderson Bradshaw PLLC’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the years ended June 30, 2013 and 2012 and the period May 31, 2006 (date of inception of exploration stage) through June 30, 2013 and through August 11, 2014, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On August 11, 2014, our company engaged RBSM LLP as our company’s independent registered public accounting firm for our company’s fiscal year ended June 30, 2014. The decision to engage RBSM LLP as our company’s independent registered public accounting firm was approved by our company’s Board of Directors.

During the two most recent fiscal years and through August 11, 2014, our company has not consulted with RBSM LLP regarding either (1) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our company’s financial statements, and neither a written report was provided to our company nor oral advice was provided RBSM LLP concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.

Our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) and our chief financial officer (principal accounting officer and principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2014, our company’s internal control over financial reporting was not effective based on present company activity. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

On January 31, 2014, the consulting agreement we entered into with Alexander Koretsky dated May 1, 2013 expired and our company did not renew the agreement. Effective February 1, 2014, upon expiration of the consulting agreement, Mr. Koretsky ceased to act as our chief operating officer.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Alexander Walsh	President, Chief Executive Officer and Director	34	November 4, 2010
Brandon Colker	Director	42	January 21, 2011
Bryan A. Kleinlein	Chief Financial Officer	41	May 15, 2012

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Alexander Walsh – President, Chief Executive Officer, Secretary, Treasurer and Director

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

Bryan Kleinlein – Chief Financial Officer

Bryan Kleinlein was appointed chief financial officer on May 15, 2012. Mr. Kleinlein is a consultant to our company who is serving as our chief financial officer. Mr. Kleinlein has over 15 years of finance and treasury experience with a specialty in global business. Mr. Kleinlein has been responsible for managing $1 billion of global capital expenditures as well as leading strategic financial planning, analysis and international expansion efforts of other multi-national companies. From 2006 to 2011, Mr. Kleinlein was director of International Finance and Treasury for FreeLife International, Inc. in Phoenix, Arizona.

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

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2014, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Alexander Walsh(1)	4	31	Nil
Brian Kleinlein(1)	4	26	Nil
Brandon Colker(1)	1	7	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement of Changes of Beneficial Ownership of Securities.

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
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2014 and 2013; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Walsh(1) President, Chief Executive Officer and Director	2014 2013	120,000 120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	120,000 120,000
Bryan A. Kleinlein(2) Chief Financial Officer	2014 2013	36,000 81,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	36,000 81,000
Alexander Koretsky(3) Former Chief Operating Officer	2014 2013	26,800 83,333.40	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	26,800 83,333.40

(1)	Alexander Walsh was appointed president, chief executive officer, chief financial officer and director on November 4, 2010.
(2)	Bryan A. Kleinlein was appointed Chief Financial Officer on May 15, 2012.
(3)

Alexander Koretsky was appointed Chief Operating Officer on May 1, 2012 and, pursuant to the terms of a consulting agreement between our company and Mr. Koretsky, his position ceased on February 1, 2014.

2014 Stock Option Plan

On July 22, 2014, our directors approved the adoption of the 2014 Stock Plan which permits our company to issue up to 20,000,000 shares of our common stock to directors, officers, employees and consultants of our company.

Stock Options/SAR Grants

During the period from inception to June 30, 2014, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2014 and 2013 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2014.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We paid $Nil in directors fees in our fiscal year ending June 30, 2014 and $54,000 in directors fees in our fiscal year ending June 30, 2013.

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

Also on January 12, 2012, we entered into consulting agreements, effective April 27, 2011, with our director, Brandon Colker, and Jonathan Jazwinski, a former director of our company, to provide services on behalf of our company. Pursuant to the terms of the consulting agreements, Mr. Colker and Mr. Jazwinski received compensation payable of 150,000 shares of our company's common stock issuable at the beginning of every year served during the term of their agreements. Mr. Colker’s consulting agreement terminated on April 27, 2014. Mr. Jazwinski resigned as a director of our company on January 10, 2014 and, consequently, his consulting agreement terminated.

On May 1, 2013, we entered into a consulting agreement with Alexander Koretsky whereby, Mr. Koretsky has agreed to provide consulting duties and services in the capacity as chief operating officer of our company and any other consulting duties and services as may be requested by our company. As compensation, our company has agreed to pay to Mr. Koretsky a salary of $8,333.33 per month in cash, common shares of our company, or in both cash and common shares of our company, at the sole discretion of our company. This consulting agreement expired on January 31, 2014 and our company did not renew this agreement. As a result, effective February 1, 2014, Mr. Koretsky no long acts as chief operating officer of our company. Mr. Koretsky currently provides consulting services to our company on a month to month basis and has since received $26,800 in compensation as at June 30, 2014.

On January 1, 2014, we entered into a consulting agreement effective January 1, 2014 for a term of 12 months with International Compass, LLC for the services of Bryan Kleinlein as chief financial officer of our company. As compensation, we agreed to pay to International Compass $12,000 per month during the term of the agreement payable in cash and/or common shares of our company that were previously registered on Form S-8 at our sole discretion. The value of the shares of our company issued as compensation, if any, shall be based on the volume weighted average trading closing price of the shares of our company in the five (5) trading days immediately preceding the date(s) which the shares are due. The January 1, 2014 consulting agreement with International Compass replaces and supersedes our agreement with Mr. Kleinlein dated May 15, 2013 which was disclosed in our report on Form 8-K filed on March 29, 2013.

On April 28, 2014, we entered into a consulting agreement, with our director, Brandon Colker, to provide services on behalf of our company. Pursuant to the terms of the consulting agreement, Mr. Colker will receive compensation of $12,000 in unregistered restricted common shares of our company's common stock at a deemed value of $0.05 per share and issuable on May 15, 2014. Our company has not yet issued these shares. This consulting agreement supersedes and replaces the consulting agreement with Mr. Colker dated January 12, 2012 which expired on April 27, 2014.

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 8, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Class
Alexander Walsh(2) 320 E. Fairmont Dr., Tempe, AZ, 85282	8,379,259 common	2.10%
Brandon Colker(3) 3800 N Central Avenue, Suite 820, Phoenix, AZ 85012	Nil common	0%
Bryan A. Kleinlein(4) 3800 N Central Avenue, Suite 820, Phoenix, AZ 85012	3,855,422 common	*
All Officers and Directors As a Group	12,234,681 common	3.07%

*represents an amount less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 8, 2014. As of October 8, 2014, there were 398,972,192 shares of our company’s common stock issued and outstanding.

(2)	Alexander Walsh is our company’s president, chief executive officer, chief financial officer and director.
(3)	Brandon Colker is a director of our company.
(4)	Bryan A. Kleinlein is our company’s chief financial officer.

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

Director Independence

We currently act with two directors, consisting of Alexander Walsh and Brandon Colker. We have determined that Brandon Colker is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.        Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2014 and for fiscal year ended June 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30,
	2014 ($)	2013 ($)
Audit Fees	100,500	47,500
Audit Related Fees	Nil	Nil
Tax Fees	900	1,800
All Other Fees	Nil	Nil
Total	101,400	49,300

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

PART IV

Item 15.        Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)

3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)

3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8- K/A filed on April 23, 2009)

3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)

3.6	Articles of Incorporation of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.7	Certificate of Amendment of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.8	Bylaws of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.9	Certificate of Incorporation of 1617437 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.10	Articles of Amendment of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.11	Bylaws of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)

(10)	Material Contracts

10.1	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011)

10.2	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011)

Exhibit	Description
Number

10.3	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.4	Registration Rights Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.5	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.6	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.7	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.8	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

10.9	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)

10.10	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)

10.11	Letter Agreement between our company and Glottech-USA, LLC dated November 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 21, 2011)

10.12	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)

10.13	Debenture between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)

10.14	Debenture between our company and Hagen Investments Ltd. dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 18, 2012)

10.15	Option Agreement between our company and GD Glottech International, Limited dated August 14, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)

10.16	Amendment Agreement between our company and Hagen Investments Ltd. dated September 17, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 18, 2012)

10.17	License Agreement between our company and GD Glottech-International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)

10.18	Sales Agreement between our company and GD Glottech International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)

10.19	Certificate of Designation, Series A Preferred Convertible Stock (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)

10.20	Share Exchange Agreement between our company and Alexander Walsh dated October 18, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)

10.21	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)

10.22	Securities Purchase Agreement between our company and JDF Capital Inc. dated February 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 25, 2013)

10.23	Rule 10b5-1 Sales Plan, Client Representations, and Sales Instructions (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2013)

10.24

Letter of Agreement between our company and Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) dated June 11, 2013 (incorporated by reference to our Current Report on Form 8-K filed on June 14, 2013)

10.25	Consulting Agreement between our company and Advanced Capital Trading, LLC dated July 25, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2013)

Exhibit	Description
Number

10.26

Convertible Debenture Agreement between our company and Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) dated July 29, 2013 (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2013)

10.27	Expanded Consulting Agreement with Advanced Capital Trading, LLC dated September 16, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2013)

10.28

Unanimous Shareholders and Management Agreement among Alta Disposal Ltd., Excel Petroleum Ltd. and Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) dated October 18, 2013 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

10.29

Subscription Agreement dated October 18, 2013 between Alta Disposal Ltd. and Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

10.30

Operating Agreement dated July 9, 2013 between Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) and Valeura Energy Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

10.31

Gross Overriding Royalty Agreement dated June 30, 2013 between Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) and Vincent Murphy. (incorporated by reference to our Current Report on Form 8- K filed on October 24, 2013)

10.32	Assignment Agreement dated October 31, 2013 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2013)

10.33	Consulting Agreement dated January 1, 2014 between our company and International Compass, LLC (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2014)

10.34	Amendment and Settlement Agreement dated January 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)

10.35	Securities Purchase Agreement dated as of February 23, 2014 between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.36	Form of Convertible Promissory Note between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.37	Form of Common Stock Purchase Warrant between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.38	Securities Purchase Agreement dated as of February 27, 2014 between our company and Centaurian Fund. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.39	Form of Convertible Promissory Note between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.40	Form of Common Stock Purchase Warrant between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.41	Securities Purchase Agreement dated as of February 27, 2014 between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.42	Form of Convertible Promissory Note between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.43	Securities Purchase Agreement dated as of February 28, 2014 between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.44	Form of Convertible Promissory Note between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.45	Form of Common Stock Purchase Warrant between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.46	Securities Purchase Agreement dated as of February 28, 2014 between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

Exhibit	Description
Number

10.47	Form of Convertible Promissory Note between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.48	Form of Common Stock Purchase Warrant between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.49	Securities Purchase Agreement dated as of March 3, 2014 between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.50	Form of Convertible Promissory Note between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.51	Form of Common Stock Purchase Warrant between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.52	Securities Purchase Agreement dated as of March 3, 2014 between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.53	Form of Convertible Promissory Note between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.54	Form of Common Stock Purchase Warrant between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.55	Securities Purchase Agreement dated as of March 3, 2014 between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.56	Form of Convertible Promissory Note between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.57	Form of Common Stock Purchase Warrant between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.58	Securities Purchase Agreement dated as of March 3, 2014 between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.59	Form of Convertible Promissory Note between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.60	Form of Common Stock Purchase Warrant between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.61	Securities Purchase Agreement dated as of March 3, 2014 among our company, Alta Disposal Ltd., and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.62	Form of Convertible Promissory Note among Alta Disposal Ltd. and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.63	Form of Common Stock Purchase Warrant between our company and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.64	Securities Purchase Agreement dated as of March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.65	Form of Convertible Promissory Note between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.66	Form of Common Stock Purchase Warrant between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.67	Securities Purchase Agreement dated as of March 1, 2014 between Alta Disposal Ltd. and Tero Oilfield Services Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.68	Employment Agreement with Alexander Walsh dated January 12, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2014)

10.69*	Consulting Agreement with Brandon Colker dated April 28, 2014

10.70	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)

Exhibit	Description
Number

10.71	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)

10.72	Form of Stock Grant Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)

10.73	Securities Purchase Agreement dated July 22, 2014 between our company and JDF Capital Inc. Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)

10.74	Convertible Promissory Note dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)

10.75	Common Stock Purchase Warrant dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)

10.76	General Security Agreement dated July 22, 2014 between Alta Disposal Ltd. and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)

(20)	Other Documents or Statements to Security Holders

20.1*	Financial Statements of Tero Oilfield Services as at June 30, 2014

(21)	Subsidiaries of the Registrant

21.1	Alta Disposal Ltd., an Alberta, Canada corporation (wholly-owned)

Tero Oilfield Services Ltd., an Alberta, Canada corporation (75% owned)

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certification

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

LITHIUM EXPLORATION GROUP, INC.

Date: October 14, 2014	/s/ Alexander Walsh
Alexander Walsh
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: October 14, 2014	/s/ Bryan A. Kleinlein
Bryan A. Kleinlein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 14, 2014	/s/ Alexander Walsh
Alexander Walsh
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: October 14, 2014	/s/ Brandon Colker
Brandon Colker
Director