Form 10-Q
period 2014-09-30
Lithium Exploration Group, Inc.
filed 2014-11-19
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to_____________

Commission File Number 000-54881

LITHIUM EXPLORATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1781911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3800 N Central Avenue, Suite 820, Phoenix, AZ 85012	85012
(Address of principal executive offices)	(Zip Code)

480.641.4790
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
685,639,724 common shares issued and outstanding as of November 11, 2014.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited condensed consolidated financial statements for the three month period ended September 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LITHIUM EXPLORATION GROUP, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Lithium Exploration Group, Inc.
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2014	2014
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$177,820	$69,732
Receivable	22,272	26,419
Loan receivable	20,000	20,000
Prepaid expenses	2,886	21,862
Total current assets	222,978	138,013

Investment in unconsolidated affiliate (Note 11)	973,176	924,753

Total Assets	$1,196,154	$1,062,766

LIABILITIES AND DEFICIT

Current
Accounts payable and accrued liabilities	$115,911	$14,520
Derivative liability – convertible promissory notes (Note 6)	404,937	2,832,989
Due to related party (Note 7)	45,332	45,332
Convertible promissory notes
(net of discount of $1,934,881 and $2,797,850) (Note 6)	942,378	450,057
Accrued interest – convertible promissory notes (Note 6)	127,427	75,004

Total Current Liabilities	1,635,985	3,417,902

Commitments and contingencies

DEFICIT
Lithium Explorations Group, Inc. Stockholders’ Deficit
Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 2,000,000,000 (June 30, 2014 - 500,000,000) common shares, $0.001 par value Issued and outstanding: Nil preferred shares (June 30, 2014 – Nil)	-	-
366,244,918 common shares (June 30, 2014 – 191,958,118)	366,248	191,961
Additional paid-in capital	40,079,009	38,381,943
Accumulated other comprehensive loss	(7,633)	(5,769)
Accumulated deficit	(40,703,255)	(40,821,871)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(265,631)	(2,253,736)
Non-controlling interest	(174,200)	(101,400)
Total Deficit	(439,831)	(2,355,136)

Total Liabilities and Stockholders’ Deficit	$1,196,154	$1,062,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Operations And Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,

	2014	2013

Revenue	$16,067	$-

Operating Expenses:
Mining (Notes 3 & 5)	15,000	10,128
Selling, general and administrative (Notes 3 & 5)	502,629	285,693
Total operating expenses	517,629	295,821

Loss from operations	(501,562)	(295,821)

Other income (expenses)
Interest expense (Note 6)	(1,562,421)	(258,218)
Gain (loss) on change in the fair value of derivative liability (Note 6)	2,458,446	(23,152)
Fair value of warrants issued	(397,070)	(18,333)
Equity in income of unconsolidated affiliate	48,423	-

Income (loss) before income taxes	45,816	(595,524)

Provision for Income Taxes (Note 4)	-	-

Net income (loss)	45,816	(595,524)
Less: Net loss attributable to the non-controlling interest	(72,800)	-
Net Income (Loss) attributable to Lithium Exploration Group, Inc. Common shareholders	$118,616	$(595,524)
Basic and Diluted Income (Loss) per Common Share	$0.00	$(0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	253,441,532	60,190,254

Comprehensive income (loss):
Net income (loss)	$45,816	$(595,524)
Foreign currency translation adjustment	(1,864)	-
Comprehensive income (loss)	43,952	(595,524)
Comprehensive loss attributable to non-controlling interest	(72,800)	-
Comprehensive income (loss) attributable to Lithium Exploration Group, Inc.	$116,752	$(595,524)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Shares		Common Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling interest	Stockholders’ Equity (Deficit)

Balance – June 30, 2014	-	-	191,958,118	191,962	38,381,942	(5,769)	(40,821,871)	(101,400)	(2,355,136)

Common shares issued for consulting fees	-	-	2,503,817	2,504	84,496	-	-	-	87,000

Common shares issued for debt conversion	-	-	99,674,935	99,675	918,002	-	-	-	1,017,677

Common shares issued for exercise of warrants	-	-	72,108,048	72,108	694,568	-	-	-	766,676

Foreign exchange translation	-	-	-	-	-	(1,864)	-	-	(1,864)

Net income (loss) for the period	-	-	-	-	-	-	118,616	(72,800)	45,816

Balance – September 30, 2014	-	$-	366,244,918	$366,248	$40,079,008	$(7,633)	$(40,703,255)	$(174,200)	$(439,831)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2014	2013

Cash Flows from Operating Activities
Net income (loss)	$45,816	$(595,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income (loss) of unconsolidated affiliate	(48,423)	-
Common shares issued for consulting fees	87,000	82,167
Common shares issued for interest expenses	31,642	-
Interest expense	1,478,356	258,218
(Gain) loss on change in the fair value of derivative liability	(2,458,446)	23,152
Fair value of warrants issued	397,070	18,333

Changes in operating assets and liabilities:
Receivable	4,147	-
Prepaid expenses	18,976	2,412
Accrued interest	52,423	-
Accounts payable and accrued liabilities	101,391	816
Net cash used in operating activities	(290,048)	(210,426)

Cash Flows from Investing Activities
Deposit applied for acquisition of subsidiary	-	(343,740)
Net cash used in investing activities	-	(343,740)

Cash Flows from Financing Activities
Proceed from issuance of convertible promissory notes	400,000	425,000
Net cash provided by financing activities	400,000	425,000

Effect of foreign exchange	(1,864)	-

Increase (decrease) in cash and cash equivalents	108,088	(129,166)
Cash and cash equivalents - beginning of period	69,732	248,624
Cash and cash equivalents - end of period	$177,820	$119,458

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion	$986,034	$572,681
Transfer of beneficial conversion feature to fair value of note	$215,385	$-
Common stock issued on cashless exercise of warrants	$766,675	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
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

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

2.    Significant Accounting Policies

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

These interim financial statements as of and for the three months ended September 30, 2014 and 2013 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending June 30, 2015 or for any future period. All references to September 30, 2014 and 2013 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended June 30, 2014, included in the Company’s annual report on Form 10-K filed with the SEC on October 14, 2014.

The condensed balance sheet as of June 30, 2014 has been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Principal of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Alta Disposal Ltd. and its 51% owned subsidiary Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.). Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company. Significant estimates that may materially change in the near term include the valuation of derivative liabilities and the underlying warrants, as well as fair value of investments.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $177,820 and $69,732 in cash and cash equivalents at September 30, 2014 and June 30, 2014, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of September 30, 2014 and June 30, 2014, the Company had $Nil and $Nil, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

Prepaid expenses

Prepaid expenses mainly consist of legal retainers and deposit for office lease. Legal retainers and deposit for office lease will be expensed in the period when services are completed.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-Up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
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

No significant realized exchange gain or losses were recorded as September 30, 2014 and June 30, 2014.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

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

The relevant translation rates are as follows: For the period ended September 30, 2014 closing rate at 0.8922 CND$:US$, average rate at 0.91804 CND$: US$ and for year ended June 30, 2014 closing rate at 0.9367 CND$: US$ average rate at 0.9341 CND$: US$

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at September 30, 2014 and June 30, 2014, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

2.    Significant Accounting Policies - Continued

Warrants

The Company values its warrants with provisions resulting in derivative liabilities at fair value using the lattice model according to ASC-815-10-55. The Company revalue its warrants at the end of every period at fair value and record the difference in other income (expense) in the condensed consolidated statements of operations.

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

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

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

Investment in Unconsolidated Affiliate

Investments in affiliates that are not controlled by the Company, but over which it has significant influence, are accounted for using the equity method. The Company’s share of net income from its unconsolidated affiliate is reflected in the Consolidated Statements of Operations and Comprehensive Loss and Equity investment in Unconsolidated Affiliate.

Recent Accounting Pronouncements

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
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

On October 17, 2014, the Company amended its Articles of Incorporation, which amendment was filed with the Nevada Secretary of State on October 17, 2014, to increase the authorized capital of its common shares from 500,000,000 common shares, par value $0.001 to 2,000,000,000 common shares, par value $0.001. The Company’s authorized capital consists of 2,000,000,000 common shares and 100,000,000 preferred shares, all with a par value of $0.001.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

3. Capital Stock – Continued

Share Issuances

Common Stock Issuance

For the period ended September 30, 2014:

On July 1, 2014, the Company issued 199,557 common shares at a market price of $0.05 per share for consulting fees.

On July 4, 2014, the Company issued 541,517 common shares at a market price of $0.06 per share for consulting fees.

On July 9, 2014, the Company issued 9,713,996 common shares at a deemed price of $0.01 per share for warrants exercise of $117,962 (Note 6).

On July 16, 2014, the Company issued 1,800,000 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $46,769 (Note 6).

On July 30, 2014, the Company issued 18,113,654 common shares at a deemed price of $0.02 per share for warrants exercise of $386,433 (Note 6).

On August 1, 2014, the Company issued 1,062,687 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $25,000 (Note 6).

On August 1, 2014, the Company issued 245,232 common shares at a market price of $0.04 per share for consulting fees.

On August 5, 2014, the Company issued 20,645,463 common shares at a deemed price of $0.002 per share for warrants exercise of $41,244 (Note 6).

On August 8, 2014, the Company issued 8,904,569 common shares at a deemed price of $0.02 per share for warrants exercise of $136,555 (Note 6).

On August 12, 2014, the Company issued 3,200,066 common shares at a deemed price of $0.02 per share for warrants exercise of $59,953 (Note 6).

On August 28, 2014, the Company issued 10,390,546 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $205,984 (Note 6).

On September 1, 2014, the Company issued 350,195 common shares at a market price of $0.03 per share for consulting fees.

On September 1, 2014, the Company issued 1,167,316 common shares at a market price of $0.03 per share for consulting fees.

On September 3, 2014, the Company issued 3,000,000 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $42,135 (Note 6).

On September 3, 2014, the Company issued 500,000 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $9,717 (Note 6).

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

3. Capital Stock – Continued

Share Issuances - Continued

On September 4, 2014, the Company issued 909,091 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $20,000 (Note 6).

On September 4, 2014, the Company issued 583,333 common shares at a deemed price of $0.003 per share for warrants exercise of $2,322 (Note 6).

On September 8, 2014, the Company issued 1,106,273 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $20,510 (Note 6).

On September 10, 2014, the Company issued 6,734,235 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $62,375 (Note 6).

On September 10, 2014, the Company issued 1,538,462 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $20,000 (Note 6).

On September 11, 2014, the Company issued 2,607,721 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $30,777 (Note 6).

On September 11, 2014, the Company issued 5,599,010 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $39,712 (Note 6).

On September 11, 2014, the Company issued 1,652,893 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $20,000 (Note 6).

On September 12, 2014, the Company issued 9,900,990 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $100,000 (Note 6).

On September 12, 2014, the Company issued 2,869,240 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $30,781(Note 6).

On September 15, 2014, the Company issued 5,584,158 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $54,804 (Note 6).

On September 15, 2014, the Company issued 1,914,321 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $20,529 (Note 6).

On September 15, 2014, the Company issued 10,946,967 common shares at a deemed price of $0.002 per share for warrants exercise of $22,207 (Note 6).

On September 16, 2014, the Company issued 3,810,301 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $40,447 (Note 6).

On September 17, 2014, the Company issued 1,414,141 common shares at a deemed price of $0.005 per share for promissory note and interest conversion of $14,000 (Note 6).

On September 23, 2014, the Company issued 1,477,873 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $9,311 (Note 6).

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

3.    Capital Stock – Continued

Share Issuances - Continued

On September 23, 2014, the Company issued 3,846,154 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $25,000 (Note 6).

On September 23, 2014, the Company issued 1,818,181 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $7,692 (Note 6).

On September 23, 2014, the Company issued 10,000,000 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $55,000 (Note 6).

On September 24, 2014, the Company issued 9,090,909 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $48,585 (Note 6).

On September 29, 2014, the Company issued 6,047,749 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $37,050 (Note 6).

On September 29, 2014, the Company issued 5,000,000 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $31,500 (Note 6).

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

3.    Capital Stock – Continued

Share Issuances - Continued

As at September 30, 2014, 16,061,592 (June 30, 2014 - 13,557,775) were issued to directors and officers of the Company. 18,516,037 (June 30, 2014 - 18,516,037) were issued to independent investors. 872,375 (June 30, 2014 - 872,375) were issued for mining expenses. 768,840 (June 30, 2014 - 768,840) were issued for related party consulting expenses. 948,604 (June 30, 2014 - 948,604) were issued for investor relation expenses. 200,000 (June 30, 2014 - 200,000) were issued for debt settlement. 43,001,127 (June 30, 2014 - 43,001,127) were issued for debenture and interest conversion. 1,028,113 (June 30, 2014 - 1,028,113) were issued for exercise of warrants attached to convertible debentures. 120,940,746 (June 30, 2014 - 21,265,811) were issued for promissory note and interest conversions. 81,307,589 (June 30, 2014 - 9,193,541) were issued for exercise of warrants attached to convertible promissory notes. 954,461 (June 30, 2014 - 954,461) were issued for note payable conversion. 2,000,000 (June 30, 2014 - 2,000,000) were issued for a mining option settlement. 20,000,000 (June 30, 2014 - 20,000,000) were issued for the conversion of Series A Convertible Preferred shares. 59,645,434 (June 30, 2014 - 59,645,434) were issued for the conversion of Series B Convertible Preferred shares. The Company has no stock option plan, warrants or other dilutive securities, other than warrants issued to acquire 37,959,395 shares of the Company regarding convertible promissory notes (Note 6).

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

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through September 30, 2014 of approximately $11,850,000 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $418,562 and $536,536 during the periods ended September 30, 2014 and June 30, 2014, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2014. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2014, June 30, 2013, June 30, 2012 and June 30, 2011 are still open for examination by the Internal Revenue Service (IRS).

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

4.    Provision for Income Taxes - Continued

	For the three months ended September 30, 2014
	Amount	Tax Effect (35%)

Net income	$(45,816)	$(16,036)

Shares issued for consulting fees, mining expenses, investor relation and director fees	(87,000)	(30,450)
Shares issued for interest expenses	(31,642)	(11,075)
Accretion of beneficial conversion feature	(1,478,355)	(517,425)
Gain on change in the fair value of derivative liability and fair
value of warrant issued	2,061,376	721,482

Total	418,562	146,497

Valuation allowance	(418,562)	(146,497)

Net deferred tax asset (liability)	$-	$-

	For the three months ended September 30, 2013
	Amount	Tax Effect (35%)

Net loss	$595,524	$1208,433

Shares issued for consulting fees, mining expenses, investor relation and director fees	(82,167)	(28,758)
Accretion of beneficial conversion feature	(258,218)	(90,376)
Gain on derivative liability	41,485	14,520

Total	296,624	103,818

Valuation allowance	(296,624)	(103,818)

Net deferred tax asset (liability)	$-	$-

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

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

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

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
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

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

5.    Mineral Property Costs - Continued

On May 2, 2013, the Company entered into an agreement to retain the future use of the unit. Pursuant to the agreement, the Company must make the following payments:

a)	US$20,000 within three days of execution of the agreement (paid);
b)	US$30,000 within three days upon the testing of the unit has been successfully completed.

6.    Convertible Promissory Notes

Summary of convertible promissory note at September 30, 2014 and June 30, 2014 is as follows:

	June 30,	Fair value	Fair value	Fair value	September
	2014	issued	converted	repaid	30, 2014

February 13, 2013	$461,754	$-	$(147,469)	$-	$314,285
February 27, 2014	200,000	-	(200,000)	-	-
February 27, 2014	150,000	-	(36,000)	-	114,000
February 28, 2014	100,000	-	(90,250)	-	9,750
February 28, 2014	200,000	-	(45,000)	-	155,000
February 28, 2014	220,000	-	(55,000)	-	165,000
March 3, 2014	100,000	-	(100,000)	-	-
March 3, 2014	200,000	-	(100,000)	-	100,000
March 3, 2014	100,000	-	(94,810)	-	5,190
March 3, 2014	230,000	-	-	-	230,000
March 3, 2014	440,000	-	(109,812)	-	330,188
March 15, 2014	846,154	-	(7,692)	-	838,462
July 22, 2014	-	461,538	-		461,538
August 22, 2014	-	153,846	-		153,846

	$3,247,908	$615,384	$(986,033)	$-	$2,877,259
Less: Debt discount	2,797,850				1,934,881
Net Convertible promissory Note	450,057				942,378

Current portion	$450,057				$942,378
Long term portion	$-				$-

On February 13, 2013, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $1,100,000, at an issuance discount of $100,000; resulting in $1,000,000 net proceeds to the Company.

As of September 30, 2014, total net proceeds of $675,000 (June 30, 2014 - $675,000) were received with an issuance discount of $67,500 (June 30, 2014 - $67,500) for an aggregate face value of $742,500 (June 30, 2014 - $742,500). During the period ended September 30, 2014, $109,375 (June 30, 2014 - $419,272) in face value of the note including interest was converted to 11,461,697 (June 30, 2014 -14,164,584) common shares in accordance with the terms of the agreement.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

6.    Convertible Promissory Notes - Continued

There is no guarantee the investor will make additional payments. The note of $314,286 is due on February 13, 2016 and carries a one-time interest rate of 5% over the term of note, with an effective interest rate of 171.61% . The note is convertible at the lower of $0.25 and 70% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $1,060,714. During the period ended September 30, 2014, an interest expense of $5,977 (June 30, 2014 - $7,409) was accrued.

Effective February 27, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $100,000 due on August 27, 2014 and carries an interest rate of 12% per annum over the term of note, with an effective interest rate of 1220.64% . The note is convertible at the lower of 50% discount to the average of the three lowest bids on the 20 days before the date this note executed and 50% discount to the average of the three lowest bids during the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $200,000. During the period ended September 30, 2014, $105,984 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 10,390,546 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the period.

Effective February 28, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $50,000 due on August 28, 2015 and carries a one-time interest rate of 15% over the term of note, with an effective interest rate of 268.24% . The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $100,000. During the period ended September 30, 2014, $57,697 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 10,544,536 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the period ended September 30, 2014, an interest expense of $18,500 (June 30, 2014 - $1,667) was accrued.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

6.    Convertible Promissory Notes - Continued

Effective February 27, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $75,000 due on February 27, 2015 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 1303.72% . The convertible note is convertible at the investor’s option at any time after 180 days at a price equal to 50% of the lowest bids price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $150,000. During the period ended September 30, 2014, $19,050 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 6,047,749 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the period ended September 30, 2014, an interest expense of $1,425 (June 30, 2014 -$2,500) was accrued.

Effective February 28, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $125,500 with 15% prepaid interest per annum, resulting in $100,000 net proceeds to the Company due on August 28, 2015, with an effective interest rate of 227.33% . The note is convertible at the lower of 50% discount of the lowest closing price for the 20 days prior to date of the purchase agreement or the voluntary conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $200,000. During the period ended September 30, 2014, $22,500 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 5,384,616 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the period ended September 30, 2014, an interest expense of $3,750 (June 30, 2014 - $5,000) was accrued.

Effective February 28, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $110,000, at an issuance discount of $10,000; resulting in $100,000 net proceeds to the Company. The note is due on September 1, 2014 and carries a one-time interest rate of 12% over the term of the note, with an effective interest rate of 781.10% . The note is convertible at the lower of $0.075 or 50% of the lowest trade during the 25 consecutive trading days immediately prior to the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $220,000. During the period ended September 30, 2014, $27,500 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 10,000,000 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the period ended September 30, 2014, an interest expense of $5,657 (June 30, 2014 - $7,543) was accrued.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

6.    Convertible Promissory Notes - Continued

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $50,000 due on March 5, 2015 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 1303.72%. The convertible note is convertible at the investor’s option at any time after 180 days at a price equal to 50% of the lowest closing bid price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $100,000. During the period ended September 30, 2014, $52,596 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 8,497,555 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the period.

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $100,000 due on September 3, 2014 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 1220.64% . The note is convertible at a 50% discount of the lowest closing price for the 20 days prior to date of the purchase agreement or the voluntary conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $200,000. During the period ended September 30, 2014, $50,000 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 9,900,990 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the period ended September 30, 2014, an interest expense of $2,000 (June 30, 2014 - $4,000) was accrued.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

6.    Convertible Promissory Notes - Continued

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $50,000 due on March 4, 2015 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 1303.72%. The convertible note is convertible at the investor’s option at any time after 180 days at a price equal to 50% of the lowest closing bid price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $100,000. During the period ended September 30, 2014, $47,405 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 10,453,998 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the period ended September 30, 2014, an interest expense of $43 (June 30, 2014 - $1,667) was accrued.

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $115,000, at an issuance discount of $15,000; resulting in $100,000 net proceeds to the Company. The note is due on April 1, 2015 and carries an interest rate of 15% per annum over the term of the note, with an effective interest rate of 361.67% . The note is convertible at the lower of $0.06 or 50% of the lowest trade during the 20 consecutive trading days immediately prior to the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $230,000. During the period ended September 30, 2014, an interest expense of $4,313 (June 30, 2014 - $5,750) was accrued.

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $220,000, at an issuance discount of $20,000; resulting in $200,000 net proceeds to the Company. The note is due on September 3, 2014 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 1220.64% . The note is convertible at a 50% discount of the lowest closing price for the 20 trading days immediately prior to (i) date of the purchase agreement, or (ii) the voluntary conversion of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $440,000. During the period ended September 30, 2014, $58,200 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 15,175,067 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the period ended September 30, 2014, an interest expense of $4,400 (June 30, 2014 -$8,800) was accrued.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

6.    Convertible Promissory Notes - Continued

Effective March 15, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $550,000, at an issuance discount of $50,000; resulting in $500,000 net proceeds to the Company. The note is due on September 15, 2015 and carries an interest rate of 15% per annum over the term of the note, with an effective interest rate of 207.18% . The note is convertible at a 35% discount of the lowest closing price for the 20 trading days immediately prior to (i) date of the purchase agreement, or (ii) the voluntary conversion of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $846,154. During the period ended September 30, 2014, $5,000 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 1,818,181 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the period ended September 30, 2014, an interest expense of $20,438(June 30, 2014 - $24,063) was accrued.

Effective July 22, 2014, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $600,000 due on January 22, 2016 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 230.27% .

As of September 30, 2014, total net proceeds of $300,000 were received. There is no guarantee the investor will make additional payments. The note is convertible at the lowerof 65% of the lowest reported sale price for the20 trading days immediately prior to (i) the closing date on July 22, 2014 or (ii) 65% of the lowest reported sale price for the 20 days prior the conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $923,077. During the period ended September 30, 2014, an interest expense of $6,990 was accrued.

Effective August 22, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $100,000 due on February 23, 2016 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 219.75% . The note is convertible at the lowerof 65% of the lowest reported sale price for the20 trading days immediately prior to (i) the closing date on July 22, 2014 or (ii) 65% of the lowest reported sale price for the 20 days prior the conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $153,846. During the period ended September 30, 2014, an interest expense of $1,514 was accrued.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

6.    Convertible Promissory Notes - Continued

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

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

6.    Convertible Promissory Notes - Continued

Along with the promissory note entered on July 22, 2014, the Company issued warrants to acquire a total of 16,800,000 shares of the Company for a period of five years at an exercise price of $0.0400.

Along with the promissory note entered on August 22, 2014, the Company issued warrants to acquire a total of 4,303,571 shares of the Company for a period of five years at an exercise price of $0.2800.

Derivative Liability

The warrants bear a cashless exercise provision. The warrants also include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock, which provision resulted in derivative liability treatment under ASC topic 815-10-55. Fair values at issuance totaled $669,682, $1,126,054, $709,074 for warrants issued along with the promissory note on February 28, 2013, March 1, 2013, and September 16, 2013 respectively. Fair values at issuance for warrants issued on February 27, 2014, February 28, 2014, March 3, 2014, March 15, 2014, April 16, 2014, July 22, 2014, August 22, 2014 totaled $58,966, $938,833, $1,732,432, $1,267,156, $199,917, $634,669, and $162,401 respectively.

On July 9, 2014, 2,777,778 warrants were exercised for 9,713,996 common shares of the Company at a deemed price of $0.01 in accordance with the terms of the agreement. A gain on change in fair value of derivative liability of $15,276 was recorded when the warrants were valued prior to the warrants exercise.

On July 30, 2014, 10,312,500 warrants were exercised for 18,113,654 common shares of the Company at a deemed price of $0.02 in accordance with the term of the agreement. A gain on change in fair value of derivative liability of $108,275 was recorded when the warrants were valued prior to the warrants exercise.

On August 5, 2014, 1,083,333 warrants were exercised for 20,645,463 common shares of the Company at a deemed price of $0.002 in accordance with the term of the agreement. A gain on change in fair value of derivative liability of $10,725 was recorded when the warrants were valued prior to the warrants exercise.

On August 8, 2014, 3,703,704 warrants were exercised for 8,904,569 common shares of the Company at a deemed price of $0.01 in accordance with the term of the agreement. A gain on change in fair value of derivative liability of $41,112 was recorded when the warrants were valued prior to the warrants exercise.

On August 12, 2014, 1,666,667 warrants were exercised for 3,200,066 common shares of the Company at a deemed price of $0.02 in accordance with the terms of the agreement. A gain on change in fair value of derivative liability of $20,000 was recorded when the warrants were valued prior to the warrants exercise.

On September 4, 2014, 100,000 warrants were exercised for 583,333 common shares of the Company at a deemed price of $0.003 in accordance with the terms of the agreement. A gain on change in fair value of derivative liability of $1,490 was recorded when the warrants were valued prior to the warrants exercise.

On September 15, 2014, 583,333 warrants were exercised for 10,946,967 common shares of the Company at a deemed price of $0.002 in accordance with the terms of the agreement. A gain on change in fair value of derivative liability of $5,777 was recorded when the warrants were valued prior to the warrants exercise.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

6.    Convertible Promissory Notes - Continued

The Company used the Lattice Model for valuing warrants using the following assumptions:

	September 30, 2014	June 30, 2014

Risk-free interest rates	1.55% - 1.85%	1.39% - 1.77%

Term	180 days – 5 years	180 days – 5 years

Dividend yield	0%	0%

Underlying stock prices	$0.42	$0.42

Volatilities	278% - 489%	278% - 489%

At September 30, 2014, the warrants were valued at $404,937 (June 30, 2014 - $2,832,989) resulting in a gain of $2,255,791 (June 30, 2014 - $2,650,532). The corresponding debt discount of the promissory notes was accreted to interest expense over the terms of notes of 3 years, 1 year, 18 months and 6 months respectively. During the period ended September 30, 2014, an accretion of $492,321 (June 30, 2014 - $412,447) was recognized as interest expense.

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2013	5,133,750	0.180	4.71 years
Warrants issued	61,151,358	0.062	2.63 years
Exercised	(5,468,571)	0.182	-
Cancelled	-	-	-
Expired	-	-	-
Balance, June 30, 2014	60,816,537	$0.061	2.62 years
Warrants issued	21,103,571	0.088	4.84 years
Exercised	(20,227,315)	0.065	-
Cancelled	-	-	-
Expired	-	-	-

Balance, September 30, 2014	61,692,793	$0.097	3.48 years

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

6.    Convertible Promissory Notes - Continued

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2014 and June 30, 2014:

Derivative
Liability
Balance, June 30, 2013	$513,375
Initial fair value of warrant derivatives at note issuances	5,558,520
Fair value of warrant exercised	(588,375)
Mark-to-market at June 30, 2014 - Embedded debt derivatives	(2,650,532)
Balance, June 30, 2014	$2,832,988
Initial fair value of warrant derivatives at note issuances	797,070
Fair value of warrant exercised	(766,675)
Mark-to-market at September 30, 2014 - Embedded debt derivatives	(2,458,446)
Balance, September 30, 2014	$404,937

Net gain for the period included in earnings relating to the liabilities held at September 30, 2014	$2,458,446

7.    Related Party Transactions

During the period ended September 30, 2014, the Company incurred consulting fees of $36,000 (September 30, 2013 - $61,000) with directors and officers.

As of September 30, 2014, the Company was obligated to a director for a non-interest bearing demand loan with a balance of $45,332 (June 30, 2014 - $45,332). The Company plans to pay the loan back as cash flows become available.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

8.    Going Concern and Liquidity Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2014, the Company had a working capital deficiency of $1,413,007 (June 30, 2014 - $3,279,889) and an accumulated deficit of $40,703,255 (June 30, 2014 - $40,821,871). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

9.    Commitments and Contingencies - Continued

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

On January 1, 2014, the Company entered in a consulting agreement with an consultants to provide services as members of the Board of Directors in regards to the Company’s management and operations. The compensation for the services to be provided will be $12,000 payable monthly in cash or if the Company does not have available cash, in shares of the Company’s common stock.

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

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

9. Commitments and Contingencies - Continued

In April 2014, the Company signed a release and settlement agreement with O’Hare Energy Services Inc. (“O’Hare”) regarding unpaid fees and termination of a Non-Circumvention, Non-Disclosure and Fee Agreement dated April 19, 2013. Pursuant to the release and settlement agreement, the Company will pay to O’Hare:

i.	$100,000 for acquisition severance payment
ii.	$35,000 within 60 days of the date the option to purchase additional 25% of Tero Oilfield Services Ltd. (“Tero”) is exercised

As of September 30, 2014, the Company paid $62,500 (June 30, 2014 - $50,000) of the $100,000 acquisition severance payment and has not exercise the option to purchase additional investment in Tero.

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

10. Loan Receivable

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

On April 21, 2014, the Company entered into an amended agreement with Sonic Cavitation, whereby Sonic Cavitation agreed to facilitate the construction of one sonic cavitation generator. The Company agreed to pay Sonic Cavitation a consulting fee of $20,000 upon execution of the agreement and forgive the sum of $20,000 debt upon delivery of the prototype by Sonic Cavitation. The agreement has been executed, however, the delivery of the prototype has not yet been fulfilled.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

11. Investment in Affiliate

Tero Oilfield Services Ltd (“Tero”)

On March 1, 2014, the Company acquired a 50% interest in Tero Oilfield Services Ltd. (“Tero”), a private company, in exchange for an aggregate of CDN$1,000,680 (US$906,700).

The Company has been granted an option to acquire an additional 25% of the shares in Tero for $500,000 by February 28, 2015.

Summary financial results of Tero for the three months ended September 30, 2014 are as follows:

Operations
	CDN$	US$

Disposal Well Revenues	$443,905	$406,358
Operating expense	(327,188)	(299,512)
	116,717	106,846
Provision for Income Taxes	(10,924)	(10,000)
Net income	$105,793	$96,846

Equity in income of unconsolidated affiliate	$52,897	$48,423

Summary financial position for Tero as at September 30, 2014 follows:

Financial Position

	CDN$	US$
Cash	$38,888	$34,858
Other current assets	370,129	331,776
Property and equipment	442,115	396,302
Total Assets	$851,132	$762,936

Current liabilities	$253,799	$227,500
Long term debt	595,007	533,352
Total Liabilities	848,806	760,852

Capital stock	5	5
Retained earnings	2,321	2,079
Total Equity	2,326	2,084
Total Liabilities and Equity	$851,32	$762,936

Investment in unconsolidated affiliate:
Balance at June 30, 2014		$924,753
Equity in income		48,423
Balance at September 30, 2014		$973,176

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

12. Subsequent Events

Issuances of Common Shares

On October 1, 2014, the Company issued 240,964 common shares at a market price of $0.0064 per share for consulting fees.

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

On October 9, 2014, the Company issued 6,666,667 common shares at a deemed price of $0.0058 per share for promissory note conversion

On October 13, 2014, the Company issued 13,636,363 common shares at a deemed price of $0.0022 per share for promissory note conversion.

On October 13, 2014, the Company issued 10,681,818 common shares at a deemed price of $0.0022 per share for promissory note conversion.

On October 16, 2014, the Company issued 7,317,073 common shares at a deemed price of $0.00205 per share for promissory note conversion.

On October 20, 2014, the Company issued 11,111,111 common shares at a deemed price of $0.0018 per share for promissory note conversion.

On October 21, 2014, the Company issued 10,000,000 common shares at a deemed price of $0.0015 per share for promissory note conversion.

On October 21, 2014, the Company issued 20,000,000 common shares at a deemed price of $0.00145 per share for promissory note conversion.

On October 22, 2014, the Company issued 7,630,987 common shares at a market price of $0.0038 per share for consulting fees.

On October 22, 2014, the Company issued 19,000,000 common shares at a deemed price of $0.001450 per share for promissory note conversion.

On October 23, 2014, the Company issued 5,882,353 common shares at a deemed price of $0.0042 per share for promissory note conversion.

On October 24, 2014, the Company issued 8,823,529 common shares at a deemed price of $0.0017 per share for promissory note conversion.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2014
(Unaudited)

12. Subsequent Events - Continued

On October 27, 2014, the Company issued 22,008,309 common shares at a deemed price of $0.00155 per share for promissory note conversion.

On October 27, 2014, the Company issued 20,000,000 common shares at a deemed price of $0.0015 per share for promissory note conversion.

On October 27, 2014, the Company issued 3,345,769 common shares at a deemed price of $0.0016 per share for promissory note conversion.

On October 27, 2014, the Company issued 22,713,104 common shares at a deemed price of $0.00145 per share for promissory note conversion.

On October 27, 2014, the Company issued 15,000,000 common shares at a deemed price of $0.00145 per share for promissory note conversion.

On October 31, 2014, the Company issued 15,000,000 common shares at a deemed price of $0.0027 per share for promissory note conversion.

On October 31, 2014, the Company issued 12,500,000 common shares at a deemed price of $0.0027 per share for promissory note conversion.

On November 3, 2014, the Company issued 15,000,000 common shares at a deemed price of $0.0028 per share for promissory note conversion.

On November 4, 2014, the Company issued 17,391,304 common shares at a deemed price of $0.0028 per share for promissory note conversion.

On November 6, 2014, the Company issued 19,900,000 common shares at a deemed price of $0.0028 per share for promissory note conversion.

The Company has evaluated subsequent events from July 1, 2014, through the date of this report, and determined there are no other items to disclosed

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

Our unaudited condensed consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Lithium Exploration Group, Inc. a Nevada corporation, and our wholly owned subsidiary, Alta Disposal Ltd., an Alberta, Canada corporation, our partially owned subsidiary, Alta Disposal Morinville Ltd., an Alberta, Canada corporation, and our partially owned subsidiary, Tero Oilfield Services Ltd., an Alberta, Canada corporation, unless otherwise indicated.

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

On October 18, 2013, our company, through our wholly owned subsidiary, Alta Disposal Ltd. (formerly 1617437 Alberta Ltd.), an Alberta, Canada corporation, completed the acquisition of 51% of the shares of Blue Tap Resources Inc. for total payment of CAD$466,547. As of September 30, 2013, CDN $300,000 (US$294,908) was paid regarding the acquisition. As a result of the share acquisition, Blue Tap Resources Inc. is now a partially owned subsidiary of our company through our wholly owned subsidiary, Alta Disposal Ltd. On January 22, 2014, Blue Tap Resources Inc. changed its name to Alta Disposal Morinville Ltd.

On August 20, 2013, we entered into a letter of intent with Tero Oilfield Services Ltd., a private company, pursuant to which Tero agreed to sell up to 75% of the issued and outstanding common shares of Tero to our company in exchange for payment in the amount of $1,500,000.

On March 1, 2014, Alta Disposal Ltd., our wholly-owned subsidiary, entered into a share purchase agreement with Tero and Garry Hofmann, the sole shareholder of Tero. Pursuant to the agreement, Mr. Hofmann agreed to sell and we agreed to purchase 50% of the issued and outstanding common shares of Tero in exchange for an aggregate of CAD$1,000,000. As part of the share purchase by Alta Disposal, on February 22, 2014, Tero declared a dividend in the amount of $307,104, payable to Mr. Hofmann by way of a promissory note. As a result of the share purchase agreement, Tero is now a partially owned (50%) subsidiary of our company.

Additionally, Alta Disposal, Tero and Mr. Hofmann entered into an option agreement entitling Alta Disposal to purchase up to an additional 25% of the issued and outstanding common shares of Tero from Mr. Hofmann exercisable at a price of $500,000 for a period of one year.

On October 17, 2014, we amended our Articles of Incorporation, which amendment was filed with the Nevada Secretary of State on October 17, 2014, to increase the authorized capital of our common shares from 500,000,000 common shares, par value $0.001 to 2,000,000,000 common shares, par value $0.001. Our authorized capital consists of 2,000,000,000 common shares and 100,000,000 preferred shares, all with a par value of $0.001.

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

On December 31, 2012, our company entered into an amending agreement to amend an original payment requirement of the assignment agreement of CAD$100,000 due on January 1, 2013 to the following payments:

•	CAD$20,000 (USD$20,000) cash payment due on January 1, 2013; and
•	CAD$80,000 (USD$80,000) by a 15% one year promissory note starting January 1, 2013.

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

We previously made the following payments in association with the production of a working unit of Glottech-USA’s technology:

•	$25,000 on March 21, 2011 in consideration for entering into the letter agreement dated March 17, 2011;
•	$75,000 on May 27, 2011 in consideration for continuance of the March 17, 2011 agreement; and
•	$700,000 on May 27, 2011 in consideration for a licensing and technology payment.

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

Other terms of the Shareholders Agreement include:

•	the board of directors of Alta Disposal Morinville will consist of 3 directors including 2 nominees of Alta Disposal and 1 nominee of Excel.
•	Alexander Walsh will serve as chairman of the board of directors, president and chief executive officer of Alta Disposal Morinville.
•	Approval of the shareholders holding not less than 60% of Alta Disposal Morinville shares will be required to remove or appoint officers of Alta Disposal Morinville.
•

Unanimous approval of the shareholders will be required in order to (i) effect capital alterations; (ii) declare dividends except following the completion of a fiscal year end and on a pro-rata basis to all shareholders; or (iii) wind-up; dissolve; or reorganize the corporation or sell or lease substantially all of its assets.

•	Alta Disposal will otherwise have sole discretion and authority in respect of any and all management and operational decisions relating to the corporation.
•	Each shareholder of Alta Disposal Morinville will have a right of first refusal to purchase all shares sought to be sold by the other shareholder.
•	Customary restrictions on the encumbrance and disposition of shares.

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

On September 15, 2014, Northern Hunter Energy Inc. entered into a conveyance agreement with Tero dated June 1, 2014. Pursuant to this agreement, Northern Hunter Energy will transfer a 10% working interest in certain assets of the Morinville, Alberta property, which was previously acquired from Valeura, to Tero effective June 1, 2014 for the sum of $10,000. As of the date of this report, the transfer has not been completed and the sum of $10,000 has not been paid.

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

Between March 21, 2014 and June 2, 2014 we converted and settled all 612,500 Series B Preferred Shares as follows:

•	On March 6, 2014, we issued 5,999,000 common shares for an aggregate conversion price of 95,984 Series B Preferred Shares ($95,984).
•	On March 17, 2014, we issued 6,250,000 common shares of 100,000 Series B Preferred Shares ($100,000).
•	On March 21, 2014, we issued 1,736,372 for an aggregate conversion price of 39,016 Series B Preferred Shares ($39,016).

•	On May 14 we issued 7,000,000 common shares for an aggregate conversion price of 149,800 Series B Preferred Shares ($149,800).
•	On June 2, 2014 we issued 3,352,941 common shares for an aggregate conversion price of 71,250 Series B Preferred Shares ($72,000).
•	On June 2, 2014 we issued 7,363,352 common shares for an aggregate conversion price of 156,450 Series B Preferred Shares ($156,450).

On July 16, 2014, we issued 9,713,996 common shares in full conversion of the 2,777,778 share purchase warrants (adjusted for dilution) issued in connection with the September 16, 2013 convertible note.

On August 8, 2014, we issued 8,904,569 common shares in full conversion of the 3,703,704 warrants (adjusted for dilution) issued in connection with the October 1, 2013 convertible note.

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

•	On September 3, 2014 we issued 500,000 common shares in conversion of $5,000 payable pursuant to the note.
•	On September 4, 2014 we issued 583,333 common shares in full cashless exercise of the 100,000 warrants issued in connection with the note.
•	On September 15, 2014 we issued 5,584,185 common shares in conversion of $28,200 payable pursuant to the note.
•	On September 24, 2014 we issued 9,090,909 common shares in conversion of $25,000 payable pursuant to the note.
•	On October 2, 2014, we issued 4,545,455 common shares in conversion of $12,500 payable pursuant to the note.
•	On October 13, 2014, we issued 10,681,818 common shares in conversion of $23,500 payable pursuant to the note.
•	On October 20, 2014, we issued 11,111,111 common shares in conversion of $20,000 payable pursuant to the note.
•	On October 21, 2014, we issued 10,000,000 common shares in conversion of $15,000 payable pursuant to the note.
•	On October 27, 2014, we issued 20,000,000 common shares in conversion of $30,000 payable pursuant to the note.
•	On November 3, 2014, we issued 17,391,304 common shares in conversion of $20,000 payable pursuant to the note.

As at the date of this report $54,000 remains payable pursuant to the note.

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

•	On September 23, 2014, we issued 1,818,181 common shares in conversion of $5,000 payable pursuant to this note.
•	On October 3, 2014, we issued 10,000,000 common shares in conversion of $25,000 payable pursuant to this note.
•	On October 6, 2014, we issued 10,000,000 common shares in conversion of $25,000 payable pursuant to this note.
•	On October 7, 2014, we issued 11,000,000 common shares in conversion of $24,200 payable pursuant to this note.
•	On October 13, 2014, we issued 13,636,363 common shares in conversion of $30,000 payable pursuant to this note.
•	On October 21, 2014, we issued 20,000,000 common shares in conversion of $29,000 payable pursuant to this note.
•	On October 31, 2014, we issued 15,000,000 common shares in conversion of $17,250 payable pursuant to this note.
•	On November 10, 2014, we issued 19,809,523 common shares in conversion of $20,800 payable pursuant to this note.

As at the date of this report $373,750 of the note and the full amount of the warrants remain unconverted and outstanding.

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

As additional consideration for the proceeds of the convertible note, we issued to JDF Capital warrants exercisable for 5 years to purchase up to 16,800,000 shares of our common stock at an exercise price of $0.04 per share, subject to cashless exercise provisions.

As at the date of this report $400,000 has been funded pursuant to the note which amount remains unconverted and outstanding.

Loan Agreement with JMJ Financial

On February 13, 2013, we entered into a securities purchase agreement with JMJ Financial. Pursuant to the terms of the agreement, our company will also enter into a convertible promissory note in the principal amount of $1,100,000 (for consideration of up to $1,000,000), of which $100,000 shall be paid to our company upon closing of the convertible promissory note and a common stock purchase warrant for the purchase of up to 540,540 shares of our common stock at an exercise price of $0.185 for a period of five years. The convertible promissory note shall have a maturity date of February 13, 2016. The remainder of the convertible debenture can be drawn down on by mutual agreement from JMJ Financial and our company. As at the date of this report we have made the following issuances of common stock in conversion of the February 13, 2013 note:

•	On August 13, 2013 we issued 1,585,714 common shares in conversion of $163,693 payable pursuant to the note.
•	On November 11, 2013, we issued 1,387,500 common shares in conversion of $81,846 payable pursuant to the note.
•	On December 4, 2013, we issued 1,435,345 common shares in conversion of $81,846 payable pursuant to the note.
•	On January 6, 2014 we issued 2,553,681 common shares in conversion of $81,846 payable pursuant to the note.
•	On February 14, 2014 we issued 2,000,000 common shares in conversion of $62,921 payable pursuant to the note.
•	On March 3, 2014 we issued 1,902,344 common shares in conversion of $62,921 payable pursuant to the note.
•	On June 10, 2014 we issued 1,600,000 common shares in conversion of $47,752 payable pursuant to the note.
•	On June 27, 2014 we issued 1,700,000 common shares in conversion of $44,171 payable pursuant to the note.
•	On July 16, 2014 we issued 1,800,000 common shares in conversion of $70,200 payable pursuant to the note.
•	On August 1, 2014 we issued 1,062,687 common shares in conversion of $39,000 payable pursuant to the note.
•	On September 3, 2014 we issued 3,000,000 common shares in conversion of $30,000 payable pursuant to the note.
•	On September 11, 2014 we issued 5,599,010 common shares in conversion of $28,275 payable pursuant to the note.
•	On October 22, 2014 we issued 19,000,000 common shares in conversion of $27,550 payable pursuant to the note.
•	On November 6, 2014 we issued 19,900,000 common shares in conversion of $20,895 payable pursuant to the note.

As at November 11, 2014, there remains a balance of $184,655 unconverted and payable pursuant to the note.

On September 23, 2013 we issued 1,293,717 common shares at a deemed of $0.04 per share in full cashless exercise of the 540,540 warrants issued in connection with the note.

On August 20, 2014, we issued an aggregate of 3,200,066 common shares for the conversion of 1,666,667 warrants at a deemed exercise price of $0.01675 for warrant issued on December 10, 2013.

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

•	On August 29, 2014, we issued 10,390,546 common shares in conversion of $105,984 payable pursuant to the note and interest.

As at November 11, 2014, there remains no balance unconverted and payable pursuant to the note.

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

On September 4, 2014, JSJ, Centaurian Fund and our company agreed to assign the note from Centaurian Fund to JSJ Investments and increase the principal interest of the note to $74,750 with 12% interest.

•	On September 10, 2014, we issued 6,734,235 common shares in conversion of $37,375 payable pursuant to the note and accrued interest.
•	On September 16, 2014, we issued 3,810,301 common shares in conversion of $20,320 payable pursuant to the note.

As at November 11, 2014, there remains a balance of $17,055 unconverted and payable pursuant to the note.

Loan Agreement with LG Capital Funding, LLC

On February 27, 2014, we entered into a securities purchase agreement with LG Capital Funding, LLC, pursuant to which LG Capital provided our company with an aggregate investment of $75,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued LG Capital a convertible promissory note with 10% interest due February 27, 2015 and convertible into common shares on a cashless basis at a price of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice. The fair value of the note at issuance was $150,000. As at the date of this report we have made the following issuances of common stock in conversion of the February 27, 2014 note:

•	On September 29, 2014, we issued 6,047,749 common shares in conversion of $19,051 payable pursuant to the note.
•	On October 27, 2014, we issued 22,008,309 common shares in conversion of $34,113 payable pursuant to the note.

As at November 11, 2014, there remains a balance of $24,711 unconverted and payable pursuant to the note.

Loan Agreement with St. George Investments LLC

On February 28, 2014, we entered into a securities purchase agreement with St. George Investments LLC, pursuant to which St. George Investments provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued St. George Investments a convertible promissory note of $125,500 including 15% prepaid interest due August 28, 2015 and convertible into common shares on a cashless basis at a price of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion. The fair value of the note at issuance was $200,000. As at the date of this report we have made the following issuances of common stock in conversion of the February 28, 2014 note:

•	On September 10, 2014, we issued 1,538,462 common shares in conversion of $10,000 payable pursuant to the note.
•	On September 23, 2014, we issued 3,846,154 common shares in conversion of $12,500 payable pursuant to the note.
•	On October 9, 2014, we issued 6,666,667 common shares in conversion of $15,000 payable pursuant to the note.
•	On October 16, 2014, we issued 7,317,073 common shares in conversion of $15,000 payable pursuant to the note.
•	On October 24, 2014, we issued 8,823,529 common shares in conversion of $15,000 payable pursuant to the note.
•	On October 31, 2014, we issued 12,500,000 common shares in conversion of $15,000 payable pursuant to the note.

As at November 11, 2014, there remains a balance of $43,000 unconverted and payable pursuant to the note.

In addition, we issued an aggregate of 1,481,481 warrants to St. George Investments in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.0675 and expire after a term of five years.

Loan Agreement with Vista Capital Investments, LLC

On February 28, 2014, we entered into a securities purchase agreement with Vista Capital Investments, LLC, pursuant to which Vista Capital provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Vista Capital a convertible promissory note of $110,000 with 12% interest due September 1, 2014 and convertible into common shares on a cashless basis at a price of the lesser of $0.075 or 50% of the lowest bid price of our common shares during the prior 25 consecutive trading days prior the delivery of any related conversion notice. The fair value of the note at issuance was $220,000. As at the date of this report, we have made the following issuances of common stock in conversion of the February 28, 2014 note:

•	On September 23, 2014, we issued 10,000,000 common shares in conversion of $27,500 payable pursuant to the note.
•	On October 27, 2014, we issued 15,000,000 common shares in conversion of $21,750 payable pursuant to the note.
•	On November 3, 2014, we issued 15,000,000 common shares in conversion of $17,250 payable pursuant to the note.

As at November 11, 2014, there remains a balance of $33,500 unconverted and payable pursuant to the note.

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

On August 20, 2014, we issued an aggregate of 18,113,654 common shares for the cashless conversion of warrants issued on February 28, 2014.

Loan Agreement with Union Capital, LLC

On March 3, 2014, we entered into a securities purchase agreement with Union Capital, LLC, pursuant to which Union provided our company with an aggregate investment of $50,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Union a convertible promissory note of $50,000 with 10% interest due March 5, 2015 and convertible into common shares on a cashless basis at a price per share of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice. The fair value of the note at issuance was $100,000. As at the date of this report, we have made the following issuances of common stock in conversion of the February 28, 2014 note:

•	On September 8, 2014, we issued 1,106,273 common shares in conversion of $10,510 payable pursuant to the note.
•	On September 11, 2014, we issued 2,607,721 common shares in conversion of $15,777 payable pursuant to the note.
•	On September 12, 2014, we issued 2,869,240 common shares in conversion of $15,781 payable pursuant to the note.
•	On September 15, 2014, we issued 1,914,321 common shares in conversion of $10,529 payable pursuant to the note.

As at November 11, 2014, there remains no balance unconverted and payable pursuant to the note.

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

Loan Agreement with Iconic Holdings, LLC

On March 3, 2014, we entered into a securities purchase agreement with Iconic Holdings, LLC, pursuant to which Iconic provides our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Iconic a convertible promissory note of $100,000 with 12% interest due September 3, 2014 and convertible into common shares on a cashless basis at a price of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to

1) the date of the purchase agreement or 2) the day of the notice for conversion. The fair value of the note at issuance was $100,000. As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

•	On September 12, 2014, we issued 9,900,990 common shares in conversion of $50,000 payable pursuant to the note.
•	On October 23, 2014, we issued 5,882,353 common shares in conversion of $10,000 payable pursuant to the note.

As at November 11, 2014, there remains a principal balance of $40,000 unconverted and payable pursuant to the note.

In addition, we issued an aggregate of 2,000,000 warrants to Iconic in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.05 and expire after a term of three years.

Loan Agreement with Adar Bays, LLC

On March 3, 2014, we entered into a securities purchase agreement with Adar Bays, LLC, pursuant to which Adar provided our company with an aggregate investment of $50,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Adar a convertible promissory note of $50,000 with 10% interest due March 4, 2015 and convertible into common shares on a cashless basis at a price per share of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice. The fair value of the note at issuance was $100,000. As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

•	On September 4, 2014, we issued 909,091 common shares in conversion of $10,000 payable pursuant to the note.
•	On September 11, 2014, we issued 1,652,893 common shares in conversion of $10,250 payable pursuant to the note.
•	On September 17, 2014, we issued 1,414,141 common shares in conversion of $7,000 payable pursuant to the note.
•	On September 23, 2014, we issued 1,477,873 common shares in conversion of $4,655 payable pursuant to the note.
•	On September 29, 2014, we issued 5,000,000 common shares in conversion of $15,750 payable pursuant to the note.
•	On October 27, 2014, we issued 3,345,769 common shares in conversion of $5,353 payable pursuant to the note.

As at November 11, 2014, there remains no balance unconverted and payable pursuant to the note.

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

As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

•	On October 22, 2014, we issued 22,713,104 common shares in conversion of $30,000 payable pursuant to the note.

As at November 11, 2014, there remains a principal balance of $85,000 unconverted and payable pursuant to the note.

In addition on March 3, 2014, we issued an aggregate of 1,666,666 warrants to Black Mountain in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.06 and expire after a term of five years. In the case that our common share closing price is greater than $0.06 per share for two days, the warrants may be exercised on a cashless basis at a price pursuant to the warrant. As at the date of this report, we have made the following issuances of common stock in exercise of the March 3, 2014 warrants:

•	On August 5, 2014, we issued 20,645,463 common shares for the exercise of 1,083,333 warrants.
•	On September 25, 2014, we issued 10,946,967 common shares for the exercise of 583,333 warrants.

As at November 11, 2014, there remains no warrants remaining pursuant to the securities purchase agreement.

Loan Agreement with 514742 B.C. Ltd.

On March 3, 2014, we entered into a securities purchase agreement with Alta Disposal Ltd., our wholly-owned subsidiary, and 514742 B.C. Ltd., pursuant to which 514742 B.C. provided Alta Disposal with an aggregate investment of CAD$330,000 (US$298,518) in consideration of our issuance of secured promissory notes and common share purchase warrants.

On March 3, 2014, 514742 B.C. funded an aggregate investment of CAD$333,000 to Alta Disposal. Therefore, Alta Disposal issued 514742 B.C. a secured promissory note of Alta Disposal CAD$333,000 with 20% interest due June 1, 2014. The note is secured by all present and after acquired property of Alta Disposal. Effective April 14, 2014, the company paid a total of CAD$346,274 (US$316,355) in principle and interest to settle this debt.

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

Loan Agreement with Asher Enterprises, Inc.

On January 2, 2014, we entered into a securities purchase agreement with Asher Enterprises, Inc., pursuant to which Asher provided our company with an aggregate investment of $68,000 in consideration of our issuance of a convertible promissory note and common share purchase warrants. We issued Asher a convertible promissory note of $68,000 accruing interest of 8% per annum from the issue date until the maturity date of October 6, 2014. Thereafter, the note was to accrue default interest at the rate of 22% per annum until paid. The note was convertible into shares of our common stock at a 50% discount to the average of the lowest three trading prices of our common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. On April 11, 2014 we paid $83,191.77 to Asher in full settlement of the note which amount included $68,000 in respect of principal, $1,326.47 in respect of accrued interest, and a 20% prepayment penalty on principal and interest.

Loan Agreement with Cardinal Capital Group, Inc.

On October 31, 2014, we entered into a securities purchase agreement with Cardinal Capital Group, Inc., pursuant to which Cardinal Capital provided our company with an aggregate investment of $50,000 in consideration of our issuance of a convertible promissory note. We issued Cardinal Capital a convertible promissory note of $59,500 comprised of $6,000 in interest and $3,500 in legal fees and due in two years. The note was convertible into shares of our common stock at the lesser of $0.005 or 65% of the lowest trade price of our common stock during the 20 trading days immediately preceding a conversion date.

Loan Agreement with InLight Capital Partners, LLC.

On August 22, 2014, we entered into a securities purchase agreement with InLight Capital Partners, LLC, pursuant to which InLight Capital provided our company with an aggregate investment of $100,000 in consideration of our issuance of a convertible promissory note and warrants to purchase common shares of our company with an aggregate exercise price of $120,500. The note was funded by InLight Capital in the amount of $100,000 and shall include $20,500 in respect of pre-paid interest calculated in advance at the rate of 12% per annum for 18 months plus expenses of the Purchaser. InLight Capital delivered to us funds in the amount of $50,000 on the effective date and $50,000 on September 19, 2014.

In addition on August 22, 2014, we issued an aggregate of 4,303,571 warrants to InLight Capital Partners, LLC in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.28 and expire after a term of five years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

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

Effective May 30, 2014, we entered into a consulting agreement with Robert Gomer. Pursuant to this agreement, Mr. Gomer is to assist us with the current business of testing ultrasonic generator technology and performing services customary expected of a consultant for a term of six months. In exchange for these services that are to be provided to us, we agreed to issue an aggregate of $10,000 per month, payable in two sums of $30,000 and in our S-8 Shares with a deemed price per share equal to the volume weighted average trading close price of the Shares in the five trading days immediately preceding the amending agreement. As a result, we issued Mr. Gomer an aggregate of 1,167,316 S-8 shares on September 1, 2014.

Effective August 1, 2014, we entered into a consultant agreement with TEN Associates LLC. Pursuant to this agreement, TEN Associates is to provide advice relative to corporate and business services and to perform other related activities as directed by us. In exchange for these services that are to be provided to us, we agreed to issue 2,000,000 common shares of our company to TEN Associates.

Effective October 22, 2014, we entered into an amending agreement with International Compass. Pursuant to this amending agreement, the term of the agreement dated January 1, 2014 with International Compass was reduced from 12 months to 10 months. As consideration to International Compass for agreeing to enter into the amending agreement, we agreed to pay Mr. Kleinlein an aggregate of $30,000, payable in our S-8 Shares with a deemed price per share equal to the volume weighted average trading close price of the Shares in the five trading days immediately preceding the amending agreement. As a result, we issued Mr. Kleinlein an aggregate of 7,630,987 S-8 shares on October 22, 2014. Further, Mr. Kleinlein resigned as our Chief Financial Officer as of November 1, 2014.

Results of Operations

We have not generated significant revenues since inception and have incurred $517,629 and $295,821 respectively, in operating expenses for the three month periods ended September 30, 2014 and 2013.

The following provides selected financial data about our company for the three month periods ended September 30, 2014 and 2013.

Three months ended September 30, 2014 and 2013.

	Three months		Three months
	ended		ended
	September 30,		September 30,
	2014		2013
Revenue	$16,067	$	Nil
Operating expenses	$(517,629)		$(295,821)
Other income (expenses):
Interest expense	$(1,562,421)		$(258,218)
Gain (loss) on derivative liability	$2,458,446		$(23,152)
Fair value of warrants issued	(397,070)		(18,333)
Equity in income (loss) of unconsolidated affiliate	$48,423	$	Nil
Net income (loss)	$45,816		$(595,524)

Operating expenses for the three months ended September 30, 2014 increased as a result of increases in mining and selling and general and administrative expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2014, and June 30, 2014, respectively.

Working Capital

	As at	As at
	September 30,	June 30,
	2014	2014
Total current assets	$222,978	$138,013
Total current liabilities	$1,635,985	$3,417,902
Working capital (deficit)	$(1,413,007)	$(3,279,889)

Cash Flows

		Three Months		Three Months
		ended		ended
		September 30,		September 30,
		2014		2013
Net cash used in operating activities		$(290,048)		$(210,426)
Net cash used in investing activities	$	Nil		$(343,740)
Net cash provided by financing activities		$400,000		$425,000
Effect of foreign exchange on cash		$(1,864)	$	Nil
Increase (Decrease) in cash		$108,088		$(129,166)

We had cash and cash equivalents of $177,820 as of September 30, 2014 compared to cash and cash equivalents of $69,732 as of June 30, 2014. We had a working capital deficit of $1,413,007 as of September 30, 2014 compared to a working capital deficit of $3,279,889 as of June 30, 2014.

The report of our auditors on our audited consolidated financial statements for the fiscal year ended June 30, 2014, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of our company. Significant estimates that may materially change in the near term include the valuation of derivative liabilities and the underlying warrants, as well as fair value of investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $177,829 and $69,732 in cash and cash equivalents at September 30, 2014 and June 30, 2014, respectively.

Concentration of Risk

Our company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of September 30, 2014 and June 30, 2014, our company had $Nil and $Nil, respectively, in deposits in excess of federally insured limits in its US bank. Our company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

No significant realized exchange gain or losses were recorded from inception (May 31, 2006) to September 30, 2014.

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

The relevant translation rates are as follows: For the period ended September 30, 2014 closing rate at 0.8922 CND$:US$, average rate at 0.91804 CND$: US$ and for year ended June 30, 2014 closing rate at 0.9367 CND$: US$ average rate at 0.9341 CND$: US$

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at September 30, 2014 and June 30, 2014, our company had no material items of other comprehensive income except for foreign currency translation adjustment.

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

Warrants

We value our warrants with provisions resulting in derivative liabilities at fair value using the lattice model according to ASC-815-10-55. We revalue our warrants at the end of every period at fair value and record the difference in other income (expense) in the condensed consolidated statement of operations.

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

Our company’s Level 3 financial liabilities consist of the derivative liability of our company’s secured convertible promissory notes and debentures issued to investors, and the derivative warrants issued in connection with these convertible promissory notes and debentures. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Our company used a fair value model which incorporates transaction details such as company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Investment in Unconsolidated Affiliate

Investments in affiliates that are not controlled by our company, but over which we have significant influence, are accounted for using the equity method. Our company’s share of net income from its unconsolidated affiliate is reflected in the Consolidated Statements of Operations and Comprehensive Loss and Equity investment in Unconsolidated Affiliate.

Recent Accounting Pronouncements

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

Loan Agreements with JDF Capital Inc.

$250,000 Loan of September 2013

On September 16, 2013, we entered into a securities purchase agreement with JDF Capital Inc., pursuant to which JDF provided us with an aggregate investment of $250,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. On July 16, 2014, we issued 9,713,996 common shares at a deemed price of $0.039 per share for the warrants cashless exercise.

$250,000 Loan of October 2013

On October 15, 2013, we entered into a securities purchase agreement with JDF, pursuant to which JDF provided us with an aggregate investment of $250,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. On August 8, 2014, we issued 8,904,569 common shares at a deemed price of $0.0369 per share for the warrants cashless exercise.

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

•	On September 3, 2014 we issued 500,000 common shares in conversion of $5,000 payable pursuant to the note.
•	On September 4, 2014 we issued 583,333 common shares in full cashless exercise of 100,000 of the 4,000,000 warrants issued in connection with the note.
•	On September 15, 2014 we issued 5,584,185 common shares in conversion of $28,200 payable pursuant to the note.
•	On September 24, 2014 we issued 9,090,909 common shares in conversion of $25,000 payable pursuant to the note.
•	On October 2, 2014, we issued 4,545,455 common shares in conversion of $12,500 payable pursuant to the note.
•	On October 13, 2014, we issued 10,681,818 common shares in conversion of $23,500 payable pursuant to the note.
•	On October 20, 2014, we issued 11,111,111 common shares in conversion of $20,000 payable pursuant to the note.
•	On October 21, 2014, we issued 10,000,000 common shares in conversion of $15,000 payable pursuant to the note.
•	On October 27, 2014, we issued 20,000,000 common shares in conversion of $30,000 payable pursuant to the note.
•	On November 3, 2014, we issued 17,391,304 common shares in conversion of $20,000 payable pursuant to the note.

As at the date of this report $54,000 remains payable pursuant to the note.

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

•	On September 23, 2014, we issued 1,818,181 common shares in conversion of $5,000 payable pursuant to this note.
•	On October 3, 2014, we issued 10,000,000 common shares in conversion of $25,000 payable pursuant to this note.
•	On October 6, 2014, we issued 10,000,000 common shares in conversion of $25,000 payable pursuant to this note.
•	On October 7, 2014, we issued 11,000,000 common shares in conversion of $24,200 payable pursuant to this note.
•	On October 13, 2014, we issued 13,636,363 common shares in conversion of $30,000 payable pursuant to this note.
•	On October 21, 2014, we issued 20,000,000 common shares in conversion of $29,000 payable pursuant to this note.
•	On October 31, 2014, we issued 15,000,000 common shares in conversion of $17,250 payable pursuant to this note.
•	On November 10, 2014, we issued 19,809,523 common shares in conversion of $20,800 payable pursuant to this note.

As at the date of this report $373,750 of the note and the full amount of the warrants remain unconverted and outstanding.

Loan Agreement with JMJ Financial

On February 13, 2013, we entered into a securities purchase agreement with JMJ Financial. Pursuant to the terms of the agreement, our company will also enter into a convertible promissory note in the principal amount of $1,100,000 (for consideration of up to $1,000,000), of which $100,000 shall be paid to our company upon closing of the convertible promissory note and a common stock purchase warrant for the purchase of up to 540,540 shares of our common stock at an exercise price of $0.185 for a period of five years. The convertible promissory note shall have a maturity date of February 13, 2016. The remainder of the convertible debenture can be drawn down on by mutual agreement from JMJ Financial and our company. As at the date of this report we have made the following issuances of common stock in conversion of the February 13, 2013 note:

•	On August 13, 2013 we issued 1,585,714 common shares in conversion of $163,693 payable pursuant to the note.
•	On November 11, 2013, we issued 1,387,500 common shares in conversion of $81,846 payable pursuant to the note.

•	On December 4, 2013, we issued 1,435,345 common shares in conversion of $81,846 payable pursuant to the note.
•	On January 6, 2014 we issued 2,553,681 common shares in conversion of $81,846 payable pursuant to the note.
•	On February 14, 2014 we issued 2,000,000 common shares in conversion of $62,921 payable pursuant to the note.
•	On March 3, 2014 we issued 1,902,344 common shares in conversion of $62,921 payable pursuant to the note.
•	On June 10, 2014 we issued 1,600,000 common shares in conversion of $47,752 payable pursuant to the note.
•	On June 27, 2014 we issued 1,700,000 common shares in conversion of $44,171 payable pursuant to the note.
•	On July 16, 2014 we issued 1,800,000 common shares in conversion of $70,200 payable pursuant to the note.
•	On August 1, 2014 we issued 1,062,687 common shares in conversion of $39,000 payable pursuant to the note.
•	On September 3, 2014 we issued 3,000,000 common shares in conversion of $30,000 payable pursuant to the note.
•	On September 11, 2014 we issued 5,599,010 common shares in conversion of $28,275 payable pursuant to the note.
•	On October 22, 2014 we issued 19,000,000 common shares in conversion of $27,550 payable pursuant to the note.
•	On November 6, 2014 we issued 19,900,000 common shares in conversion of $20,895 payable pursuant to the note.

As at November 11, 2014, there remains a balance of $184,655 unconverted and payable pursuant to the note.

On August 20, 2014, we issued an aggregate of 3,200,066 common shares for the conversion of 1,666,667 warrants at a deemed exercise price of $0.01675 for warrant issued on December 10, 2013.

Loan Agreement with LG Capital Funding, LLC

On February 27, 2014, we entered into a securities purchase agreement with LG Capital Funding, LLC, pursuant to which LG Capital provided our company with an aggregate investment of $75,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued LG Capital a convertible promissory note with 10% interest due February 27, 2015 and convertible into common shares on a cashless basis at a price of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice. The fair value of the note at issuance was $150,000. As at the date of this report we have made the following issuances of common stock in conversion of the February 27, 2014 note:

•	On September 29, 2014, we issued 6,047,749 common shares in conversion of $19,051 payable pursuant to the note.
•	On October 27, 2014, we issued 22,008,309 common shares in conversion of $34,113 payable pursuant to the note.

As at November 11, 2014, there remains a balance of $24,711 unconverted and payable pursuant to the note.

Loan Agreement with St. George Investments LLC

On February 28, 2014, we entered into a securities purchase agreement with St. George Investments LLC, pursuant to which St. George Investments provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued St. George Investments a convertible promissory note of $125,500 including 15% prepaid interest due August 28, 2015 and convertible into common shares on a cashless basis at a price of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion. The fair value of the note at issuance was $200,000. As at the date of this report we have made the following issuances of common stock in conversion of the February 28, 2014 note:

•	On September 10, 2014, we issued 1,538,462 common shares in conversion of $10,000 payable pursuant to the note.
•	On September 23, 2014, we issued 3,846,154 common shares in conversion of $12,500 payable pursuant to the note.
•	On October 9, 2014, we issued 6,666,667 common shares in conversion of $15,000 payable pursuant to the note.
•	On October 16, 2014, we issued 7,317,073 common shares in conversion of $15,000 payable pursuant to the note.
•	On October 24, 2014, we issued 8,823,529 common shares in conversion of $15,000 payable pursuant to the note.
•	On October 31, 2014, we issued 12,500,000 common shares in conversion of $15,000 payable pursuant to the note.

As at November 11, 2014, there remains a balance of $43,000 unconverted and payable pursuant to the note.

In addition, we issued an aggregate of 1,481,481 warrants to St. George Investments in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.0675 and expire after a term of five years.

Loan Agreement with Vista Capital Investments, LLC

On February 28, 2014, we entered into a securities purchase agreement with Vista Capital Investments, LLC, pursuant to which Vista Capital provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Vista Capital a convertible promissory note of $110,000 with 12% interest due September 1, 2014 and convertible into common shares on a cashless basis at a price of the lesser of $0.075 or 50% of the lowest bid price of our common shares during the prior 25 consecutive trading days prior the delivery of any related conversion notice. The fair value of the note at issuance was $220,000. As at the date of this report, we have made the following issuances of common stock in conversion of the February 28, 2014 note:

•	On September 23, 2014, we issued 10,000,000 common shares in conversion of $27,500 payable pursuant to the note.
•	On October 27, 2014, we issued 15,000,000 common shares in conversion of $21,750 payable pursuant to the note.
•	On November 3, 2014, we issued 15,000,000 common shares in conversion of $17,250 payable pursuant to the note.

As at November 11, 2014, there remains a balance of $33,500 unconverted and payable pursuant to the note.

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

On August 20, 2014, we issued an aggregate of 18,113,654 common shares for the cashless conversion of warrants issued on February 28, 2014.

Loan Agreement with Union Capital, LLC

On March 3, 2014, we entered into a securities purchase agreement with Union Capital, LLC, pursuant to which Union provided our company with an aggregate investment of $50,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Union a convertible promissory note of $50,000 with 10% interest due March 5, 2015 and convertible into common shares on a cashless basis at a price per share of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice. The fair value of the note at issuance was $100,000. As at the date of this report, we have made the following issuances of common stock in conversion of the February 28, 2014 note:

•	On September 8, 2014, we issued 1,106,273 common shares in conversion of $10,510 payable pursuant to the note.
•	On September 11, 2014, we issued 2,607,721 common shares in conversion of $15,777 payable pursuant to the note.
•	On September 12, 2014, we issued 2,869,240 common shares in conversion of $15,781 payable pursuant to the note.
•	On September 15, 2014, we issued 1,914,321 common shares in conversion of $10,529 payable pursuant to the note.

As at November 11, 2014, there remains no principal balance unconverted and payable pursuant to the note.

Loan Agreement with Iconic Holdings, LLC

On March 3, 2014, we entered into a securities purchase agreement with Iconic Holdings, LLC, pursuant to which Iconic provides our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Iconic a convertible promissory note of $100,000 with 12% interest due September 3, 2014 and convertible into common shares on a cashless basis at a price of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion. The fair value of the note at issuance was $100,000. As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

•	On September 12, 2014, we issued 9,900,990 common shares in conversion of $50,000 payable pursuant to the note.
•	On October 23, 2014, we issued 5,882,353 common shares in conversion of $10,000 payable pursuant to the note.

As at November 11, 2014, there remains a principal balance of $40,000 unconverted and payable pursuant to the note.

Loan Agreement with Adar Bays, LLC

On March 3, 2014, we entered into a securities purchase agreement with Adar Bays, LLC, pursuant to which Adar provided our company with an aggregate investment of $50,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Adar a convertible promissory note of $50,000 with 10% interest due March 4, 2015 and convertible into common shares on a cashless basis at a price per share of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice. The fair value of the note at issuance was $100,000. As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

•	On September 4, 2014, we issued 909,091 common shares in conversion of $10,000 payable pursuant to the note.
•	On September 11, 2014, we issued 1,652,893 common shares in conversion of $10,250 payable pursuant to the note.
•	On September 17, 2014, we issued 1,414,141 common shares in conversion of $7,000 payable pursuant to the note.
•	On September 23, 2014, we issued 1,477,873 common shares in conversion of $4,655 payable pursuant to the note.
•	On September 29, 2014, we issued 5,000,000 common shares in conversion of $15,750 payable pursuant to the note.
•	On October 27, 2014, we issued 3,345,769 common shares in conversion of $5,353 payable pursuant to the note.

As at November 11, 2014, there remains no principal balance unconverted and payable pursuant to the note.

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

As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

•	On October 22, 2014, we issued 22,713,104 common shares in conversion of $30,000 payable pursuant to the note.

As at November 11, 2014, there remains a principal balance of $85,000 unconverted and payable pursuant to the note.

In addition on March 3, 2014, we issued an aggregate of 1,666,666 warrants to Black Mountain in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.06 and expire after a term of five years. In the case that our common share closing price is greater than $0.06 per share for two days, the warrants may be exercised on a cashless basis at a price pursuant to the warrant. As at the date of this report, we have made the following issuances of common stock in exercise of the March 3, 2014 warrants:

•	On August 5, 2014, we issued 20,645,463 common shares for the exercise of 1,083,333 warrants.
•	On September 25, 2014, we issued 10,946,967 common shares for the exercise of 583,333 warrants.

As at November 11, 2014, there remains no warrants remaining pursuant to the securities purchase agreement.

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

On September 4, 2014, JSJ, Centaurian Fund and our company agreed to assign the note from Centaurian Fund to JSJ Investments and increase the principal interest of the note to $74,750 with 12% interest.

•	On September 10, 2014, we issued 6,734,235 common shares in conversion of $37,375 payable pursuant to the note and accrued interest.
•	On September 16, 2014, we issued 3,810,301 common shares in conversion of $20,320 payable pursuant to the note.

As at November 11, 2014, there remains a balance of $17,055 unconverted and payable pursuant to the note.

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

•	On August 29, 2014, we issued 10,390,546 common shares in conversion of $105,984 payable pursuant to the note.

As at November 11, 2014, there remains no balance unconverted and payable pursuant to the note.

From July 1, 2014 to November 11, 2014, we issued an aggregate of 493,681,606 common shares of our company to 11 people on reliance on the exemption from registration for accredited investors contained in Rule 506 of Regulation D of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)
3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8- K/A filed on April 23, 2009)
3.5*	Certificate of Amendment dated October 17, 2014
3.6	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)
3.7	Articles of Incorporation of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.8	Certificate of Amendment of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.9	Bylaws of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.10	Certificate of Incorporation of 1617437 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.11	Articles of Amendment of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.12	Bylaws of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
(10)	Material Contracts
10.1	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011)
10.2	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011)
10.3	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.4	Registration Rights Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.5	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.6	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.7	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.8	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.9	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)
10.10	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)
10.11	Letter Agreement between our company and Glottech-USA, LLC dated November 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 21, 2011)
10.12	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)

Exhibit	Description
Number
10.13	Debenture between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
10.14	Debenture between our company and Hagen Investments Ltd. dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 18, 2012)
10.15	Option Agreement between our company and GD Glottech International, Limited dated August 14, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)
10.16	Amendment Agreement between our company and Hagen Investments Ltd. dated September 17, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 18, 2012)
10.17	License Agreement between our company and GD Glottech-International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)
10.18	Sales Agreement between our company and GD Glottech International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)
10.19	Certificate of Designation, Series A Preferred Convertible Stock (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)
10.20	Share Exchange Agreement between our company and Alexander Walsh dated October 18, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)
10.21	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)
10.22	Securities Purchase Agreement between our company and JDF Capital Inc. dated February 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 25, 2013)
10.23	Rule 10b5-1 Sales Plan, Client Representations, and Sales Instructions (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2013)
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

10.26

Unanimous Shareholders and Management Agreement among Alta Disposal Ltd., Excel Petroleum Ltd. and Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) dated October 18, 2013 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

10.27

Subscription Agreement dated October 18, 2013 between Alta Disposal Ltd. and Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

10.28

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

10.30	Assignment Agreement dated October 31, 2013 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2013)
10.31	Consulting Agreement dated January 1, 2014 between our company and International Compass, LLC (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2014)
10.32	Amendment and Settlement Agreement dated January 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
10.33	Securities Purchase Agreement dated as of February 23, 2014 between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.34	Form of Convertible Promissory Note between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.35	Form of Common Stock Purchase Warrant between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.36	Securities Purchase Agreement dated as of February 27, 2014 between our company and Centaurian Fund. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

Exhibit	Description
Number
10.37	Form of Convertible Promissory Note between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.38	Form of Common Stock Purchase Warrant between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.39	Securities Purchase Agreement dated as of February 27, 2014 between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.40	Form of Convertible Promissory Note between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.41	Securities Purchase Agreement dated as of February 28, 2014 between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.43	Form of Convertible Promissory Note between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.44	Form of Common Stock Purchase Warrant between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.45	Securities Purchase Agreement dated as of February 28, 2014 between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.45	Form of Convertible Promissory Note between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.46	Form of Common Stock Purchase Warrant between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.47	Securities Purchase Agreement dated as of March 3, 2014 between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.48	Form of Convertible Promissory Note between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.49	Form of Common Stock Purchase Warrant between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.50	Securities Purchase Agreement dated as of March 3, 2014 between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.51	Form of Convertible Promissory Note between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.52	Form of Common Stock Purchase Warrant between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.53	Securities Purchase Agreement dated as of March 3, 2014 between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.54	Form of Convertible Promissory Note between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.55	Form of Common Stock Purchase Warrant between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.56	Securities Purchase Agreement dated as of March 3, 2014 between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.57	Form of Convertible Promissory Note between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.58	Form of Common Stock Purchase Warrant between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.59	Securities Purchase Agreement dated as of March 3, 2014 among our company, Alta Disposal Ltd., and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.60	Form of Convertible Promissory Note among Alta Disposal Ltd. and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.61	Form of Common Stock Purchase Warrant between our company and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.62	Securities Purchase Agreement dated as of March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.63	Form of Convertible Promissory Note between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

Exhibit	Description
Number
10.64	Form of Common Stock Purchase Warrant between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.65	Securities Purchase Agreement dated as of March 1, 2014 between Alta Disposal Ltd. and Tero Oilfield Services Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.66	Employment Agreement with Alexander Walsh dated January 12, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2014)
10.67	Consulting Agreement with Brandon Colker dated April 28, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on October 14, 2014)
10.68	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.69	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.70	Form of Stock Grant Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.71	Securities Purchase Agreement dated July 22, 2014 between our company and JDF Capital Inc. Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.72	Convertible Promissory Note dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.73	Common Stock Purchase Warrant dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.74	General Security Agreement dated July 22, 2014 between Alta Disposal Ltd. and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)

10.75*	Consultant Agreement dated May 30, 2014 between our company and Robert Gomer.

10.76*	Consultant Agreement dated August 1, 2014 between our company and TEN Associates LLC.

10.77*	Amending Agreement dated October 22, 2014 between International Compass, LLC and our company.
(14)	Code of Ethics

14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-KSB on September 28, 2007)

(20)	Other Documents or Statements to Security Holders
20.1*	Financial Statements of Tero Oilfield Services as at September 30, 2014
(21)	Subsidiaries of the Registrant
21.1	Alta Disposal Ltd., an Alberta, Canada corporation (wholly-owned)
21.2	Tero Oilfield Services Ltd., an Alberta, Canada corporation (50% owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: November 19, 2014	/s/Alexander Walsh
Alexander Walsh
President, Chief Executive Officer, Secretary, Treasurer
and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)