Form 10-Q/A
period 2014-09-30
Lithium Exploration Group, Inc.
filed 2014-12-02
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
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

Explanatory Note

Our company is filing this Form 10-Q/A for the period ended September 30, 2014 to correct a clerical error in Part I, Item 4. Controls and Procedures, which misstated the reference to our principal financial officer and principal accounting officer, and on the Certifications under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 which misstated the name of our principal financial officer and principal financial officer and to revise the Exhibits table with reference to the certifications, accordingly. The above described changes had no effect on our company’s financial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-Q on November 19, 2014, nor does it modify or update those disclosures presented therein, expect with regard to the modification described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications filed and furnished as exhibits to the Form 10-Q pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

10.30	Assignment Agreement dated October 31, 2013 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2013)
10.31	Consulting Agreement dated January 1, 2014 between our company and International Compass, LLC (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2014)
10.32	Amendment and Settlement Agreement dated January 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
10.33	Securities Purchase Agreement dated as of February 23, 2014 between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.34	Form of Convertible Promissory Note between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.35	Form of Common Stock Purchase Warrant between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.36	Securities Purchase Agreement dated as of February 27, 2014 between our company and Centaurian Fund. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

Exhibit	Description
Number
10.37	Form of Convertible Promissory Note between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.38	Form of Common Stock Purchase Warrant between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.39	Securities Purchase Agreement dated as of February 27, 2014 between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.40	Form of Convertible Promissory Note between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.41	Securities Purchase Agreement dated as of February 28, 2014 between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.43	Form of Convertible Promissory Note between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.44	Form of Common Stock Purchase Warrant between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.45	Securities Purchase Agreement dated as of February 28, 2014 between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.45	Form of Convertible Promissory Note between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.46	Form of Common Stock Purchase Warrant between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.47	Securities Purchase Agreement dated as of March 3, 2014 between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.48	Form of Convertible Promissory Note between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.49	Form of Common Stock Purchase Warrant between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.50	Securities Purchase Agreement dated as of March 3, 2014 between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.51	Form of Convertible Promissory Note between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.52	Form of Common Stock Purchase Warrant between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.53	Securities Purchase Agreement dated as of March 3, 2014 between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.54	Form of Convertible Promissory Note between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.55	Form of Common Stock Purchase Warrant between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.56	Securities Purchase Agreement dated as of March 3, 2014 between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.57	Form of Convertible Promissory Note between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.58	Form of Common Stock Purchase Warrant between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.59	Securities Purchase Agreement dated as of March 3, 2014 among our company, Alta Disposal Ltd., and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.60	Form of Convertible Promissory Note among Alta Disposal Ltd. and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.61	Form of Common Stock Purchase Warrant between our company and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.62	Securities Purchase Agreement dated as of March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.63	Form of Convertible Promissory Note between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

Exhibit	Description
Number
10.64	Form of Common Stock Purchase Warrant between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.65	Securities Purchase Agreement dated as of March 1, 2014 between Alta Disposal Ltd. and Tero Oilfield Services Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.66	Employment Agreement with Alexander Walsh dated January 12, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2014)
10.67	Consulting Agreement with Brandon Colker dated April 28, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on October 14, 2014)
10.68	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.69	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.70	Form of Stock Grant Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.71	Securities Purchase Agreement dated July 22, 2014 between our company and JDF Capital Inc. Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.72	Convertible Promissory Note dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.73	Common Stock Purchase Warrant dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.74	General Security Agreement dated July 22, 2014 between Alta Disposal Ltd. and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.75*	Consultant Agreement dated May 30, 2014 between our company and Robert Gomer.
10.76*	Consultant Agreement dated August 1, 2014 between our company and TEN Associates LLC.
10.77*	Amending Agreement dated October 22, 2014 between International Compass, LLC and our company.
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-KSB on September 28, 2007)
(20)	Other Documents or Statements to Security Holders
20.1*	Financial Statements of Tero Oilfield Services as at September 30, 2014
(21)	Subsidiaries of the Registrant
21.1	Alta Disposal Ltd., an Alberta, Canada corporation (wholly-owned)
21.2	Tero Oilfield Services Ltd., an Alberta, Canada corporation (50% owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: December 2, 2014	/s/Alexander Walsh
Alexander Walsh
President, Chief Executive Officer, Secretary, Treasurer
and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)