Form 10-Q
period 2014-12-31
Lithium Exploration Group, Inc.
filed 2015-02-23
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2014

or

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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
[ X ]  YES   [   ]  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ X ]  YES   [   ]  NO

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[   ]  YES  [ X ]  NO

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
685,639,724 common shares issued and outstanding as of February 17, 2015.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited condensed consolidated financial statements for the three and six month periods ended December 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LITHIUM EXPLORATION GROUP, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

December 31, 2014

(Unaudited)

Lithium Exploration Group, Inc.
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2014	2014
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$82,762	$69,732
Receivable	28,168	26,419
Loan receivable	20,000	20,000
Prepaid expenses	2,788	21,862
Total current assets	133,718	138,013

Investment in unconsolidated affiliate (Note 11)	930,898	924,753

Total Assets	$1,064,616	$1,062,766

LIABILITIES AND DEFICIT

Current
Accounts payable and accrued liabilities	$77,017	$14,520
Derivative liability – convertible promissory notes (Note 6)	44,806	2,832,989
Due to related party (Note 7)	-	45,332
Convertible promissory notes (net of discount of $1,372,291 and $2,797,850) (Note 6)	551,030	450,057
Accrued interest – convertible promissory notes (Note 6)	102,953	75,004

Total Current Liabilities	775,806	3,417,902

Commitments and contingencies

DEFICIT
Lithium Explorations Group, Inc. Stockholders’ Equity Deficit
Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 2,000,000,000 (June 30, 2014 – 500,000,000) common shares, $0.001 par value Issued and outstanding: Nil preferred shares (June 30, 2014 – Nil)	-	-
1,571,669,638 common shares (June 30, 2014 – 191,958,118)	1,571,673	191,961
Additional paid-in capital	40,480,515	38,381,943
Accumulated other comprehensive loss	(13,603)	(5,769)
Accumulated deficit	(41,510,250)	(40,821,871)
Total Lithium Exploration Group, Inc. Stockholders’ Equity Deficit	528,335	(2,253,736)
Non-controlling interest	(239,525)	(101,400)
Total Equity (Deficit)	288,810	(2,355,136)

Total Liabilities and Stockholders’ Equity Deficit	$1,064,616	$1,062,766

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Operations And Comprehensive Loss
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended December	Ended
	December 31,	December 31,	31,	December 31,
	2014	2013	2014	2013

Revenue	$25,233	$-	$41,300	$-

Operating Expenses:
Mining (Notes 3 & 5)	-	-	15,000	10,128
Selling, general and administrative (Notes 3 & 5)	406,287	583,200	908,916	868,893
Goodwill	-	362,317	-	362,317
Total operating expenses	406,287	945,517	923,916	1,241,338

Loss from operations	(381,054)	(945,517)	(882,616)	(1,241,338)

Other income (expenses)
Interest expense (Note 6)	(1,109,119)	(592,267)	(2,671,540)	(850,485)
Gain (loss) on change in the fair value of derivative liability (Note 6)	360,131	278,523	2,818,577	255,371
Fair value of warrants issued	300,000	(74,075)	(97,070)	(92,408)
Equity in income (loss) of unconsolidated affiliate	(42,278)	-	6,145	-

Loss before income taxes	(872,320)	(1,333,336)	(826,504)	(1,928,860)

Provision for Income Taxes (Note 4)	-	-	-	-

Net loss for the period	(872,320)	(1,333,336)	(826,504)	(1,928,860)

Less: Net loss attributable to the non-controlling interest	(65,325)	(297,647)	(138,125)	(297,647)

Net loss attributable to Lithium Exploration Group, Inc. Common shareholders	(806,995)	(1,035,689)	(688,379)	(1,631,213)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	840,776,824	89,169,818	547,109,178	74,720,061

Comprehensive loss:
Net loss	(872,320)	(1,333,336)	(826,504)	(1,928,860)
Foreign currency translation adjustment	(5,970)	-	(7,834)	-
Comprehensive loss	(878,290)	(1,333,336)	(834,338)	(1,928,860)
Comprehensive loss attributable to non-controlling interest	(65,325)	(297,647)	(138,125)	(297,647)
Comprehensive loss attributable to Lithium Exploration Group, Inc.	(812,965)	(1,035,689)	(696,213)	(1,631,213)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	Preferred Shares		Common Shares
					Additional	Accumulated Other
	Number of		Number of		Paid-in	Comprehensive	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	interest	Equity (Deficit)
Balance – June 30, 2014	-	$-	191,958,118	$191,962	$38,381,942	$(5,769)	$(40,821,871)	$(101,400)	$(2,355,136)
Common shares issued for consulting fees	-	-	10,375,768	10,376	108,614	-	-	-	118,990
Common shares issued for debt conversion	-	-	1,297,227,704	1,297,227	1,295,391	-	-	-	2,592,618
Common shares issued for exercise of warrants	-	-	72,108,048	72,108	694,568	-	-	-	766,676
Foreign exchange translation	-	-	-	-	-	(7,834)	-	-	(7,834)
Net income (loss) for the period	-	-	-	-	-	-	(688,379)	(138,125)	(826,504)
Balance – December 31, 2014	-	$-	1,571,669,638	$1,571,673	$40,480,515	$(13,603)	$(41,510,250)	$(239,525)	$288,810

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2014	2013

Cash Flows from Operating Activities
Net income (loss)	$(826,504)	$(1,928,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income (loss) of unconsolidated affiliate	(6,145)	-
Common shares issued for consulting fees	118,990	150,167
Goodwill impairment		362,317
Common shares issued for interest expenses	99,567	-
Interest expense	2,544,024	850,485
(Gain) loss on change in the fair value of derivative liability	(2,818,577)	(162,963)
Fair value of warrants issued	97,070	-

Changes in operating assets and liabilities:
Receivable	(1,749)	(9,164)
Loan receivable	-	(20,000)
Prepaid expenses	19,074	19,282
Accrued interest	27,949	-
Accounts payable and accrued liabilities	62,497	(1,980)
Net cash used in operating activities	(683,804)	(740,616)

Cash Flows from Investing Activities
Deposit applied for acquisition of subsidiary	-	(38,662)
Net cash used in investing activities	-	(38,662)

Cash Flows from Financing Activities
Repayment to related party	(45,332)	-
Proceed from issuance of convertible promissory notes	750,000	775,000
Net cash provided by financing activities	704,668	775,000

Effect of foreign exchange	(7,834)	-

Increase (decrease) in cash and cash equivalents	13,030	(4,278)
Cash and cash equivalents - beginning of period	69,732	248,624
Cash and cash equivalents - end of period	$82,762	$244,346

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,205	$-
Income taxes	$-	$-

Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion	$2,493,048	$1,284,174
Transfer of beneficial conversion feature to fair value of note	$408,962	$-
Common stock issued on cashless exercise of warrants	$766,675	$-

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
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

On October 18, 2013, the Company acquired 51% interest in Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.).

On March 1, 2014, the Company through its 100% subsidiary Alta Disposal Ltd. acquired 50% interest in Tero Oilfield Services Ltd.

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
December 31, 2014
(Unaudited)

2.	Significant Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

These interim financial statements as of and for the six months ended December 31, 2014 and 2013 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the year ending June 30, 2015 or for any future period. All references to December 31, 2014 and 2013 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended June 30, 2014, included in the Company's annual report on Form 10-K filed with the SEC on October 14, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $82,762 and $69,732 in cash and cash equivalents at December 31, 2014 and June 30, 2014, respectively.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of December 31, 2014 and June 30, 2014, the Company had $Nil and $Nil, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
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

No significant realized exchange gain or losses were recorded as December 31, 2014 and June 30, 2014.

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

The relevant translation rates are as follows: For the period ended December 31, 2014 closing rate at 0.8620 CND$:US$, average rate at 0.8988 CND$: US$ and for year ended June 30, 2014 closing rate at 0.9367 CND$: US$ average rate at 0.9341 CND$: US$

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at December 31, 2014 and June 30, 2014, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
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

Warrants

The Company value its warrants with provisions resulting in derivative liabilities at fair value using the lattice model according to ASC-815-10-55. The Company revalue its warrants at the end of every period at fair value and record the difference in other income (expense) in the consolidated statements of operations.

Convertible Debentures and Convertible Promissory Notes

The Company value its convertible debentures and convertible promissory notes with provisions resulting in beneficial conversion features from the embedded derivative at fair value according to ASC-480-10-25-14, rather than have its conversion feature bifurcated and reported separately due to ASC-815-15-25-1b. Because the value of the derivative related to the warrant exceeds the proceeds of the loan, the Company allocated 100% of the proceeds to the warrant derivative and took a day one loss for the difference between the proceeds and the fair value of the warrants, resulting in a debt discount on the full fair value of the debenture because no proceeds were available to be allocated to the debt or its beneficial conversion feature. That debt discount is accreted to interest expense over the stated life of the note using the interest method in accordance with ASC 470-20-35-7a and ASC 835-30-35-2. Unaccreted debt discount on the date of conversion is accreted to interest expense on that date.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
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

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

2.	Significant Accounting Policies - Continued

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

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
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

On October 17, 2014, the Company amended its Articles of Incorporation, which amendment was filed with the Nevada Secretary of State on October 17, 2014, to increase the authorized capital of its common shares from 500,000,000 common shares, par value $0.001 to 2,000,000,000 common shares, par value $0.001. The Company's authorized capital consists of 2,000,000,000 common shares and 100,000,000 preferred shares, all with a par value of$0.001.

Share Issuances

Common Stock Issuance

For the period ended December 31, 2014:

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
December 31, 2014
(Unaudited)

3.	Capital Stock – Continued

Share Issuances - Continued

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

On September 4, 2014, the Company issued 583,333 common shares at a deemed price of $0.08 per share for warrants exercise of $46,439 (Note 6).

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
December 31, 2014
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
December 31, 2014
(Unaudited)

3.	Capital Stock – Continued

Share Issuances – Continued

On September 29, 2014, the Company issued 5,000,000 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $31,500 (Note 6).

On October 1, 2014, the Company issued 240,964 common shares at a market price of $0.01 per share for consulting fees.

On October 2, 2014, the Company issued 4,545,455 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $24,292 (Note 6).

On October 3, 2014, the Company issued 10,000,000 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $38,462 (Note 6).

On October 6, 2014, the Company issued 10,000,000 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $38,462 (Note 6).

On October 7, 2014, the Company issued 11,000,000 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $37,231 (Note 6).

On October 9, 2014, the Company issued 6,666,667 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $30,000 (Note 6).

On October 13, 2014, the Company issued 13,636,363 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $46,154 (Note 6).

On October 13, 2014, the Company issued 10,681,818 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $45,669 (Note 6).

On October 16, 2014, the Company issued 7,317,073 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $30,000 (Note 6).

On October 20, 2014, the Company issued 11,111,111 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $38,867 (Note 6).

On October 21, 2014, the Company issued 10,000,000 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $29,150 (Note 6).

On October 21, 2014, the Company issued 20,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $44,615 (Note 6).

On October 22, 2014, the Company issued 7,630,987 common shares at a market price of $0.003 per share for consulting fees.

On October 22, 2014, the Company issued 19,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $38,694 (Note 6).

On October 23, 2014, the Company issued 5,882,353 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $20,000 (Note 6).

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

3.	Capital Stock – Continued

Share Issuances – Continued

On October 24, 2014, the Company issued 8,823,529 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $30,000 (Note 6).

On October 27, 2014, the Company issued 22,008,309 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $66,113 (Note 6).

On October 27, 2014, the Company issued 20,000,000 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $58,301 (Note 6).

On October 27, 2014, the Company issued 15,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $43,500 (Note 6).

On October 27, 2014, the Company issued 3,345,769 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $7,948 (Note 6).

On October 27, 2014, the Company issued 22,713,104 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $62,934 (Note 6).

On October 31, 2014, the Company issued 15,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $26,538 (Note 6).

On October 31, 2014, the Company issued 12,500,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $30,000 (Note 6).

On November 3, 2014, the Company issued 15,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $34,500 (Note 6).

On November 4, 2014, the Company issued 17,391,304 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $38,867 (Note 6).

On November 6, 2014, the Company issued 19,900,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $28,578 (Note 6).

On November 10, 2014, the Company issued 19,809,523 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $32,000 (Note 6).

On November 13, 2014, the Company issued 20,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $27,692 (Note 6).

On November 14, 2014, the Company issued 21,052,632 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $40,000 (Note 6).

On November 17, 2014, the Company issued 15,789,474 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $30,000 (Note 6).

On November 18, 2014, the Company issued 25,641,025 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $30,769 (Note 6).

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

3.	Capital Stock – Continued

Share Issuances – Continued

On November 18, 2014, the Company issued 28,773,463 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $47,335 (Note 6).

On November 19, 2014, the Company issued 34,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $37,202 (Note 6).

On December 1, 2014, the Company issued 30,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $32,308 (Note 6).

On December 3, 2014, the Company issued 21,428,571 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $17,500 (Note 6).

On December 4, 2014, the Company issued 30,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $34,980 (Note 6).

On December 5, 2014, the Company issued 27,272,727 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $29,150 (Note 6).

On December 5, 2014, the Company issued 30,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $23,077 (Note 6).

On December 8, 2014, the Company issued 26,666,667 common shares at a deemed price of $0.005 per share for promissory note and interest conversion of $23,320 (Note 6).

On December 8, 2014, the Company issued 35,000,000 common shares at a deemed price of $0.0004 per share for promissory note and interest conversion of $18,846 (Note 6).

On December 9, 2014, the Company issued 25,714,286 common shares at a deemed price of $0.0004 per share for promissory note and interest conversion of $17,498 (Note 6).

On December 10, 2014, the Company issued 45,000,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $20,769 (Note 6).

On December 10, 2014, the Company issued 48,300,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $19,818 (Note 6).

On December 10, 2014, the Company issued 34,000,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $20,400 (Note 6).

On December 11, 2014, the Company issued 33,891,200 common shares at a deemed price of $0.0004 per share for promissory note and interest conversion of $22,862 (Note 6).

On December 12, 2014, the Company issued 74,447,489 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $42,334 (Note 6).

On December 15, 2014, the Company issued 50,000,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $23,077 (Note 6).

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

3.	Capital Stock – Continued

Share Issuances – Continued

On December 16, 2014, the Company issued 37,142,857 common shares at a deemed price of $0.0004 per share for promissory note and interest conversion of $13,000 (Note 6).

On December 17, 2014, the Company issued 61,700,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $25,317 (Note 6).

On December 17, 2014, the Company issued 50,400,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $29,120 (Note 6).

On December 18, 2014, the Company issued 60,000,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $27,692 (Note 6).

As at December 31, 2014, 23,933,543 (June 30, 2014- 13,557,775) were issued to directors and officers of the Company.18,516,037 (June 30, 2014- 18,516,037) were issued to independent investors. 872,375 (June 30, 2014- 872,375) were issued for mining expenses. 768,840 (June 30, 2014 - 768,840) were issued for related party consulting expenses. 948,604 (June 30, 2014 - 948,604) were issued for investor relation expenses. 200,000 (June 30, 2014- 200,000) were issued for debt settlement. 43,001,127 (June 30, 2014 - 43,001,127) were issued for debenture and interest conversion. 1,028,113 (June 30, 2014 - 1,028,113) were issued for exercise of warrants attached to convertible debentures. 1,318,493,515 (June 30, 2014 - 21,265,811) were issued for promissory note and interest conversions. 81,307,589 (June 30, 2014 - 9,199,541) were issued for exercise of warrants attached to convertible promissory notes. 954,461 (June 30, 2014 - 954,461) were issued for note payable conversion. 2,000,000 (June 30, 2014 - 2,000,000) were issued for a mining option settlement. 20,000,000 (June 30, 2014 - 20,000,000) were issued for the conversion of Series A Convertible Preferred shares. 59,645,434 (June 30, 2014 - 59,645,434) were issued for the conversion of Series B Convertible Preferred shares. The Company has no stock option plan, warrants or other dilutive securities, other than warrants issued to acquire 37,959,395 shares of the Company regarding convertible promissory notes (Note 6).

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
December 31, 2014
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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through December 31, 2014 of approximately $12,100,000 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $785,430 and $536,536 during the periods ended December 31, 2014 and June 30, 2014, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2014. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2014, June 30, 2013, June 30, 2012 and June 30, 2011 are still open for examination by the Internal Revenue Service (IRS).

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

4.	Provision for Income Taxes - Continued

	2014
	Amount	Tax Effect (35%)

Net income	$(826,504)	$(289,276)

Shares issued for consulting fees, mining expenses, investor relation and director fees	(218,557)	(76,495)
Accretion of beneficial conversion feature	(2,544,024)	(890,408)
Gain on change in the fair value of derivative liability and fair value of warrant issued	2,721,507	952,527

Total	785,430	274,901

Valuation allowance	(785,430)	(274,901)

Net deferred tax asset (liability)	$-	$-

	2013
	Amount	Tax Effect (35%)
Net loss	$595,524	$1208,433
Shares issued for consulting fees, mining expenses, investor relation and director fees	(82,167)	(28,758)
Accretion of beneficial conversion feature	(258,218)	(90,376)
Gain on derivative liability	41,485	14,520
Total	296,624	103,818
Valuation allowance	(296,624)	(103,818)
Net deferred tax asset (liability)	$-	$-

5.	Mineral Property Costs

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
December 31, 2014
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
December 31, 2014
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
December 31, 2014
(Unaudited)

5.	Mineral Property Costs - Continued

On May 2, 2013, the Company entered into an agreement to retain the future use of the unit. Pursuant to the agreement, the Company must make the following payments:

a)	US$20,000 within three days of execution of the agreement (paid);
b)	US$30,000 within three days upon the testing of the unit has been successfully completed.

6.	Convertible Promissory Notes

Summary of convertible promissory note at December 31, 2014 and June 30, 2014 is as follows:

	June 30,	Fair value	Fair value	Fair value	December
	2014	issued	converted	repaid	31, 2014

February 13, 2013	$461,754	$-	$(284,014)	$-	$177,740
February 27, 2014	200,000	-	(200,000)	-	-
February 27, 2014	150,000	-	(150,000)	-	-
February 28, 2014	100,000	-	(90,250)	-	9,750
February 28, 2014	200,000	-	(200,000)	-	-
February 28, 2014	220,000	-	(153,400)	-	66,600
March 3, 2014	100,000	-	(100,000)	-	-
March 3, 2014	200,000	-	(200,000)	-	-
March 3, 2014	100,000	-	(100,000)	-	-
March 3, 2014	230,000	-	(100,000)	-	130,000
March 3, 2014	440,000	-	(440,000)	-	-
March 15, 2014	846,154	-	(475,385)	-	370,769
July 22, 2014	-	923,077	-	-	923,077
August 22, 2014	-	153,846	-	-	153,846
October 31, 2014	-	91,538	-	-	91,538

	$3,247,908	$1,076,923	$(986,033)	$-	$1,923,320
Less: Debt discount	2,797,850				1,372,290
Net Convertible
promissory Note	450,057				551,030

Current portion	$450,057				$551,030
Long term portion	$-				$-

On February 13, 2013, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $1,100,000, at an issuance discount of $100,000; resulting in $1,000,000 net proceeds to the Company.

As of December 31, 2014, total net proceeds of $675,000 (June 30, 2014 - $675,000) were received with an issuance discount of $67,500 (June 30, 2014 - $67,500) for an aggregate face value of $742,500 (June 30, 2014 - $742,500). During the period ended December 31, 2014, $303,225 (June 30, 2014 - $419,272) in face value of the note including interest was converted to 194,361,697 (June 30, 2014 -14,164,584) common shares in accordance with the terms of the agreement.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

6.	Convertible Promissory Notes - Continued

There is no guarantee the investor will make additional payments. The face value of $177,740 is due on February 13, 2016 and carries a one-time interest rate of 5% over the term of note, with an effective interest rate of 171.61%. The note is convertible at the lower of $0.25 and 70% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $1,060,714. During the period ended December 31, 2014, an interest expense of $3,380 (June 30, 2014 - $7,409) was accrued.

Effective February 27, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $100,000 due on August 27, 2014 and carries an interest rate of 12% per annum over the term of note, with an effective interest rate of 1220.64%. The note is convertible at the lower of 50% discount to the average of the three lowest bids on the 20 days before the date this note executed and 50% discount to the average of the three lowest bids during the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $200,000. During the period ended December 31, 2014, $205,984 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 10,390,546 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the period.

Effective February 28, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $50,000 due on August 28, 2015 and carries a one-time interest rate of 15% over the term of note, with an effective interest rate of 268.24%. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $100,000. During the period ended December 31, 2014, $102,822 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 10,544,536 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the period ended December 31, 2014, an interest expense of $19,750 (June 30, 2014 - $1,667) was accrued.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

6.	Convertible Promissory Notes - Continued

Effective February 27, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $75,000 due on February 27, 2015 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 1303.72%. The convertible note is convertible at the investor’s option at any time after 180 days at a price equal to 50% of the lowest bids price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $150,000. During the period ended December 31, 2014, $155,145 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 112,347,258 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the period.

Effective February 28, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $125,500 with 15% prepaid interest per annum, resulting in $100,000 net proceeds to the Company due on August 28, 2015, with an effective interest rate of 227.33%. The note is convertible at the lower of 50% discount of the lowest closing price for the 20 days prior to date of the purchase agreement or the voluntary conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $200,000. During the period ended December 31, 2014, $225,500 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 115,052,787 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the period.

Effective February 28, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $110,000, at an issuance discount of $10,000; resulting in $100,000 net proceeds to the Company. The note is due on September 1, 2014 and carries a one-time interest rate of 12% over the term of the note, with an effective interest rate of 781.10%. The note is convertible at the lower of $0.075 or 50% of the lowest trade during the 25 consecutive trading days immediately prior to the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $220,000. During the period ended December 31, 2014, $153,400 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 74,000,000 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the period ended December 31, 2014, an interest expense of $5,657 (June 30, 2014 - $7,543) was accrued.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

6.	Convertible Promissory Notes - Continued

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $50,000 due on March 5, 2015 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 1303.72%. The convertible note is convertible at the investor’s option at any time after 180 days at a price equal to 50% of the lowest closing bid price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $100,000. During the period ended December 31, 2014, $102,596 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 8,497,555 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the period.

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $100,000 due on September 3, 2014 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 1220.64%. The note is convertible at a 50% discount of the lowest closing price for the 20 days prior to date of the purchase agreement or the voluntary conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $200,000. During the period ended December 31, 2014, $207,335 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 65,609,438 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the period.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

6.	Convertible Promissory Notes - Continued

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $50,000 due on March 4, 2015 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 1303.72%. The convertible note is convertible at the investor’s option at any time after 180 days at a price equal to 50% of the lowest closing bid price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $100,000. During the period ended December 31, 2014, $102,759 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 13,799,767 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the period.

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $115,000, at an issuance discount of $15,000; resulting in $100,000 net proceeds to the Company. The note is due on April 1, 2015 and carries an interest rate of 15% per annum over the term of the note, with an effective interest rate of 361.67%. The note is convertible at the lower of $0.06 or 50% of the lowest trade during the 20 consecutive trading days immediately prior to the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $230,000. During the period ended December 31, 2014, $105,268 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 97,160,593 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the period ended December 31, 2014, an interest expense of $8,625 (June 30, 2014 - $5,750) was accrued.

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $220,000, at an issuance discount of $20,000; resulting in $200,000 net proceeds to the Company. The note is due on September 3, 2014 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 1220.64%. The note is convertible at a 50% discount of the lowest closing price for the 20 trading days immediately prior to (i) date of the purchase agreement, or (ii) the voluntary conversion of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $440,000. During the period ended December 31, 2014, $453,200 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 198,558,435 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the period.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

6.	Convertible Promissory Notes - Continued

Effective March 15, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $550,000, at an issuance discount of $50,000; resulting in $500,000 net proceeds to the Company. The note is due on September 15, 2015 and carries an interest rate of 15% per annum over the term of the note, with an effective interest rate of 207.18%. The note is convertible at a 35% discount of the lowest closing price for the 20 trading days immediately prior to (i) date of the purchase agreement, or (ii) the voluntary conversion of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $846,154. During the period ended December 31, 2014, $475,384 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 396,905,092 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the period ended December 31, 2014, an interest expense of $17,187 (June 30, 2014 - $24,063) was accrued.

Effective July 22, 2014, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $600,000 due on January 22, 2016 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 230.27%.

As of December 31, 2014, total net proceeds of $600,000 were received. There is no guarantee the investor will make additional payments. The note is convertible at the lower of 65% of the lowest reported sale price for the20 trading days immediately prior to (i) the closing date on July 22, 2014 or (ii) 65% of the lowest reported sale price for the 20 days prior the conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $923,077. During the period ended December 31, 2014, an interest expense of $24,990 was accrued.

Effective August 22, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $100,000 due on February 23, 2016 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 219.75%. The note is convertible at the lower of 65% of the lowest reported sale price for the20 trading days immediately prior to (i) the closing date on July 22, 2014 or (ii) 65% of the lowest reported sale price for the 20 days prior the conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $153,846. During the period ended December 31, 2014, an interest expense of $4,929 was accrued.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

6. Convertible Promissory Notes - Continued

Effective October 31, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $59,500 due on October 31, 2016 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 202.17%. The note is convertible at the lower of 65% of the lowest reported sale price for the20 trading days immediately prior to (i) the closing date on July 22, 2014 or (ii) 65% of the lowest reported sale price for the 20 days prior the conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $91,538. During the period ended December 31, 2014, an interest expense of $593 was accrued.

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

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
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

Derivative Liability

The warrants bear a cashless exercise provision. The warrants also include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock, which provision resulted in derivative liability treatment under ASC topic 815-10-55. Fair values at issuance totaled $669,682, $1,126,054, $709,074 for warrants issued along with the promissory note on February 28, 2013, March 1, 2013, and September 16, 2013 respectively. Fair values at issuance for warrants issued on February 27, 2014, February 28, 2014, March 3, 2014, March 15, 2014, April 16, 2014, July 22, 2014, August 22, 2014 totaled $58,966, $938,833, $1,732,432, $1,267,156, $199,917, $634,092, and $162,401 respectively.

On July 9, 2014, 2,777,778 warrants were exercised for 9,713,996 common shares of the Company at a deemed price of $0.01 in accordance with the terms of the agreement. A gain of $15,276 was recorded when the warrants were valued prior to the warrants exercise.

On July 30, 2014, 10,312,500 warrants were exercised for 18,113,654 common shares of the Company at a deemed price of $0.02 in accordance with the term of the agreement. A gain of $108,275 was recorded when the warrants were valued prior to the warrants exercise.

On August 5, 2014, 1,083,333 warrants were exercised for 20,645,463 common shares of the Company at a deemed price of $0.002 in accordance with the term of the agreement. A gain of $10,725 was recorded when the warrants were valued prior to the warrants exercise.

On August 8, 2014, 3,703,704 warrants were exercised for 8,904,569 common shares of the Company at a deemed price of $0.01 in accordance with the term of the agreement. A gain of $41,112 was recorded when the warrants were valued prior to the warrants exercise.

On August 12, 2014, 1,666,667 warrants were exercised for 3,200,066 common shares of the Company at a deemed price of $0.02 in accordance with the terms of the agreement. A gain of $20,000 was recorded when the warrants were valued prior to the warrants exercise.

On September 4, 2014, 4,000,000 warrants were exercised for 583,333 common shares of the Company at a deemed price of $0.01 in accordance with the terms of the agreement. A gain of $1,490 was recorded when the warrants were valued prior to the warrants exercise.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

6.	Convertible Promissory Notes - Continued

On September 15, 2014, 583,333 warrants were exercised for 10,946,967 common shares of the Company at a deemed price of $0.002 in accordance with the terms of the agreement. A gain of $5,777 was recorded when the warrants were valued prior to the warrants exercise.

The Company used the Lattice Model for valuing warrants using the following assumptions:

	December 31, 2014	June 30, 2014

Risk-free interest rates	1.55% - 1.85%	1.39% - 1.77%
Term	180 days – 5 years	180 days – 5 years
Dividend yield	0%	0%
Underlying stock prices	$0.42	$0.42
Volatilities	278% - 489%	278% - 489%

At December 31, 2014, the warrants were valued at $44,806 (June 30, 2014 - $2,832,989) resulting in a gain of $2,615,922 (June 30, 2014 - $2,650,532). The corresponding debt discount of the promissory notes was accreted to interest expense over the terms of notes of 3 years, 1 year, 18 months and 6 months respectively. During the period ended December 31, 2014, an accretion of $100,973 (June 30, 2014 - $412,447) was recognized as interest expense.

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2013	5,133,750	0.180	4.71 years
Warrants issued	61,151,358	0.062	2.63 years
Exercised	(5,468,571)	0.182	-
Cancelled	-	-	-
Expired	-	-	-
Balance, June 30, 2014	60,816,537	$0.061	2.62 years
Warrants issued	21,103,571	0.289	4.84 years
Exercised	(20,227,315)	0.036	-
Cancelled	-	-	-
Expired	-	-	-

Balance, December 31, 2014	61,792,793	$0.097	3.22 years

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

6.	Convertible Promissory Notes - Continued

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2014 and June 30, 2014:

Derivative
Liability
Balance, June 30, 2013	$513,375
Initial fair value of warrant derivatives at note issuances	5,558,520
Fair value of warrant exercised	(588,375)
Mark-to-market at June 30, 2014 - Embedded debt derivatives	(2,650,532)
Balance, June 30, 2014	$2,832,988
Initial fair value of warrant derivatives at note issuances	797,070
Fair value of warrant exercised	(766,675)
Mark-to-market at December 31, 2014 - Embedded debt derivatives	(2,818,577)
Balance, December 31, 2014	$44,806

Net gain for the period included in earnings relating to the liabilities held at December 31, 2014	$2,818,577

7.	Related Party Transactions

During the period ended December 31, 2014, the Company incurred consulting fees of $77,990 (June 30, 2014 - $219,300) with directors and officers out of which $58,990 were paid by issuance of 8,666,935 shares of the Company common stock.

As of December 31, 2014, the Company repaid to a director for a non-interest bearing demand loan of $47,537 (Note 9) (June 30, 2014 – payable $45,332).

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

8.	Going Concern and Liquidity Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2014, the Company had a working capital deficiency of $642,088 (June 30, 2014 - $3,279,889) and an accumulated deficit of $41,510,250 (June 30, 2014 - $40,821,871). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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
December 31, 2014
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

On January 1, 2014, the Company entered in a consulting agreement with an consultants to provide services as members of the Board of Directors in regards to the Company’s management and operations. The compensation for the services to be provided will be $12,000 payable monthly in cash or if the Company does not have available cash, in shares of the Company’s common stock. The consulting agreement was amended on October 22, 2014 to include an additional aggregate of $30,000 payable as of October 22, 2014 in cash or in shares of the Company’s common stock, and changed the term of agreement from 12 months to 10 months. Effective November 1, 2014, the consultant resigned as member of the Board of Directors.

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
December 31, 2014
(Unaudited)

9.	Commitments and Contingencies - Continued

In April 2014, the Company signed a release and settlement agreement with O’Hare Energy Services Inc. (“O’Hare”) regarding unpaid fees and termination of a Non-Circumvention, Non-Disclosure and Fee Agreement dated April 19, 2013. Pursuant to the release and settlement agreement, the Company will pay to O’Hare:

i.	$100,000 for acquisition severance payment
ii.	$35,000 within 60 days of the date the option to purchase additional 25% of Tero Oilfield Services Ltd. (“Tero”) is exercised

As of December 31, 2014, the Company paid $50,000 (June 30, 2014 - $50,000) of the $100,000 acquisition severance payment and has not exercise the option to purchase additional investment in Tero.

On December 23, 2014, a member of the Board of Directors made demand for repayment of the debt by the company. In connection with the assignment of debt agreement and the demand, Mr. Walsh and the Company entered into a settlement agreement dated December 23, 2014 wherein the Company is to repay the debt to Mr. Walsh in full (Note 7). The Company also agreed to pay an aggregate of $150,000 to Mr. Walsh as a performance bonus for the services provided by Mr. Walsh for the period from August 2013 to March 2014 as related to the acquisition of Tero Oilfield Services Ltd. due on the following terms:

i.	an aggregate of $50,000 due immediately; and
ii.	an aggregate of $100,000 bearing no interest and due on the earlier of:
a.	at the sole discretion of our company; or
b.	the date of the sale, merger, amalgamation or other business combination or reorganization of our company.

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

On April 21, 2014, the Company entered into an amended agreement with Sonic Cavitation, whereby Sonic Cavitation agreed to facilitate the construction of one sonic cavitation generator. The Company agreed to pay Sonic Cavitation a consulting fee of $20,000 upon execution of the agreement and forgive the sum of $20,000 debt upon delivery of the prototype by Sonic Cavitation. The agreement has been executed, however the delivery of the prototype has not yet fulfilled.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

11.	Investment in Affiliate

Tero Oilfield Services Ltd (“Tero”)

On March 1, 2014, the Company acquired a 50% interest in Tero Oilfield Services Ltd. (“Tero”), a private company, in exchange for an aggregate of CDN$1,000,680 (US$906,700).

The Company has been granted an option to acquire an additional 25% of the shares in Tero for $500,000 by February 28, 2015.

Summary financial results of Tero for the period ended December 31, 2014 are as follows:

Operations
US$

Disposal Well Revenues	$681,881
Operating expense	(669,591)
12,290
Provision for Income Taxes	-
Net income	$12,290

Equity in income of unconsolidated affiliate	$6,145

Summary financial position for Tero as at December 31, 2014 follows:

Financial Position
US$
Cash	$-
Other current assets	205,991
Property and equipment	409,656
Total Assets	$615,647

Current liabilities	$181,140
Long term debt	511,746
Total Liabilities	692,886

Capital stock	5
Retained earnings	77,244
Total Equity	77,239
Total Liabilities and Equity	$615,647

Investment in unconsolidated affiliate:
Balance at June 30, 2014	$924,753
Equity in income	6,145
Balance at December 31, 2014	$930,898

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2014
(Unaudited)

12.	Subsequent Events

Issuances of Common Shares

On January 19, 2015, the Company's board of directors consented to effect a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one (I) new share of common stock. Stockholders of our company originally approved the reverse stock split on October 14, 2014 at a special meeting. The Company’s authorized capital will not be affected by the reverse stock split.

The Company has evaluated subsequent events from February 20, 2015, through the date of this report, and determined there are no other items to disclose.

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

On January 19, 2015, we received written consent from our company’s board of directors to effect a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for 1 new share of common stock. Stockholders of our company originally approved the reverse stock split on October 14, 2014 at a special meeting. Our authorized capital will not be affected by the reverse stock split.

The amendment is currently being submitted to the Financial Industry Regulatory Authority (“FINRA”) for review. We will announce the completion of FINRA's review and the effectiveness of the amendment on the market by filing a Current Report on Form 8-K.

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

Loan Agreements with JDF Capital Inc.

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

  On September 3, 2014, we issued 500,000 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $9,717.
  On September 4, 2014, we issued 583,333 common shares at a deemed price of $0.08 per share for warrants exercise of $46,439.
  On September 15, 2014, we issued 5,584,185 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $54,804.
  On September 24, 2014, we issued 9,090,909 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $48,585.
  On October 2, 2014, we issued 4,545,455 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $24,292.
  On October 13, 2014, we issued 10,681,818 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $45,669.
  On October 20, 2014, we issued 11,111,111 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $38,867.
  On October 21, 2014, we issued 10,000,000 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $29,150.
  On October 27, 2014, we issued 20,000,000 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $58,301.
  On November 4, 2014, we issued 17,391,304 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $38,867.
  On December 4, 2014, we issued 30,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $34,980.
  On December 5, 2014, we issued 27,272,727 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $29,150.

  On December 8, 2014, we issued 26,666,667 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $23,320.
  On December 9, 2014 we issued 25,714,286 common shares at a deemed price of $0.0004 per share for promissory note and interest conversion of $17,498.

As at the date of this report there remains no balance unconverted and payable pursuant to the note.

$500,000 Loan

On March 15, 2014, we entered into a securities purchase agreement with JDF, pursuant to which JDF provided us with an aggregate investment of $500,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued JDF a 10% original issue discount convertible promissory note of $550,000 due September 15, 2015 and convertible into common shares on a cashless basis at a price per share of 35% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion. The note bears interest, in arrears, at a rate per annum equal to fifteen percent (15%) accruing on a semi-annual basis commencing March 15, 2014 in cash or restricted shares of our company’s common stock, par value $0.001 per share at the option of the holder. The fair value of the note at issuance was $846,154. During the year ended June 30, 2014, an interest expense of $24,063 was accrued in respect of the note.

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

  On September 23, 2014, we issued 1,818,181 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $7,692.
  On October 3, 2014, we issued 10,000,000 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $38,462.
  On October 6, 2014, we issued 10,000,000 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $38,462.
  On October 7, 2014, we issued 11,000,000 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $37,231.
  On October 13, 2014, we issued 13,636,363 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $46,154.
  On October 21, 2014, we issued 20,000,000 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $44,615.
  On October 31, 2014, we issued 15,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $26,538.
  On November 10, 2014, we issued 19,809,523 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $32,000.
  On November 13, 2014, we issued 20,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $27,692.
  On November 18, 2014, we issued 25,641,025 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $30,769.
  On December 1, 2014, we issued 30,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $32,308.
  On December 5, 2014, we issued 30,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $23,077.
  On December 8, 2014, we issued 35,000,000 common shares at a deemed price of $0.0004 per share for promissory note and interest conversion of $18,846.
  On December 10, 2014, we issued 45,000,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $20,769.

  On December 15, 2014, we issued 50,000,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $23,077.
  On December 18, 2014, we issued 60,000,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $27,692.

As at the date of this report $282,250 of the note and the full amount of the warrants remain unconverted and outstanding.

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

As at the date of this report $600,000 has been funded pursuant to the note which amount remains unconverted and outstanding.

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

  On August 13, 2013, we issued 1,585,714 common shares at a deemed price of $0.0735 per share for promissory note and interest conversion of $163,693.
  On November 11, 2013, we issued 1,387,500 common shares at a deemed price of $0.042 per share for promissory note and interest conversion of $81,846.
  On December 4, 2013, we issued 1,435,345 common shares at a deemed price of $0.0406 per share for promissory note and interest conversion of $81,846.
  On January 6, 2014, we issued 2,553,681 common shares at a deemed price of $0.02282 per share for promissory note conversion of $81,846.
  On February 14, 2014, we issued 2,000,000 common shares at a deemed price of $0.0224 per share for promissory note conversion of $62,921.
  On March 3, 2014, we issued 1,902,344 common shares at a deemed price of $0.0224 per share for promissory note conversion of $59,849.
  On June 10, 2014, we issued 1,600,000 common shares at a deemed price of $0.0213 per share for promissory note conversion of $47,752.

  On June 27, 2014, we issued 1,700,000 common shares at a deemed price of $0.0185 per share for promissory note conversion of $44,171.
  On July 16, 2014, we issued 1,800,000 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $46,769.
  On August 1, 2014, we issued 1,062,687 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $25,000.
  On September 3, 2014, we issued 3,000,000 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $42,135.
  On September 11, 2014, we issued 5,599,010 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $39,712.
  On October 22, 2014, we issued 19,000,000 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $38,694.
  On November 6, 2014, we issued 19,900,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $28,578.
  On November 19, 2014, we issued 34,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $37,202.
  On December 10, 2014, we issued 48,300,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $19,818.
  On December 17, 2014, we issued 61,700,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $25,317.

As at the date of this report, there remains a balance of $124,455 unconverted and payable pursuant to the note.

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

  On August 28, 2014, we issued 10,390,546 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $205,984.

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

  On September 10, 2014, we issued 6,734,235 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $62,375.
  On September 16, 2014, we issued 3,810,301 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $40,447.

As at the date of this report, there remains a balance of $17,055 unconverted and payable pursuant to the note.

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

  On September 29, 2014, we issued 6,047,749 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $37,050.
  On October 27, 2014, we issued 22,008,309 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $66,113.
  On December 11, 2014, we issued 33,891,200 common shares at a deemed price of $0.0004 per share for promissory note and interest conversion of $22,862.
  On December 17, 2014, we issued 50,400,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $29,120.

As at the date of this report, there remains no balance unconverted and payable pursuant to the note.

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

  On September 10, 2014, we issued 1,538,462 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $20,000.
  On September 23, 2014, we issued 3,846,154 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $25,000.
  On October 9, 2014, we issued 6,666,667 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $30,000.
  On October 16, 2014, we issued 7,317,073 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $30,000.
  On October 24, 2014, we issued 8,823,529 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $30,000.
  On October 31, 2014, we issued 12,500,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $30,000.
  On November 17, 2014, we issued 15,789,474 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $30,000.
  On December 3, 2014, we issued 21,428,571 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $17,500.
  On December 16, 2014, we issued 37,142,857 common shares at a deemed price of $0.0004 per share for promissory note and interest conversion of $13,000.

As at the date of this report, there remains no balance unconverted and payable pursuant to the note.

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

  On September 23, 2014, we issued 10,000,000 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $55,000.
  On October 27, 2014, we issued 15,000,000 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $43,500.
  On November 3, 2014, we issued 15,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $34,500.
  On December 10, 2014, we issued 34,000,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $20,400.

As at the date of this report, there remains a balance of $23,300 unconverted and payable pursuant to the note.

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

  On September 8, 2014, we issued 1,106,273 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $20,510.
  On September 11, 2014, we issued 2,607,721 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $30,777.
  On September 12, 2014, we issued 2,869,240 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $30,781.
  On September 15, 2014, we issued 1,914,321 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $20,529.

As at the date of this report, there remains no balance unconverted and payable pursuant to the note.

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

  On September 12, 2014, we issued 9,900,990 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $100,000.
  On October 23, 2014, we issued 5,882,353 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $20,000.
  On November 14, 2014, we issued 21,052,632 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $40,000.
  On November 18, 2014, we issued 28,773,463 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $47,335.

As at the date of this report, there remains no balance unconverted and payable pursuant to the note.

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

  On September 4, 2014, we issued 909,091 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $20,000.
  On September 11, 2014, we issued 1,652,893 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $20,000.
  On September 17, 2014, we issued 1,414,141 common shares at a deemed price of $0.005 per share for promissory note and interest conversion of $14,000.
  On September 23, 2014, we issued 1,477,873 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $9,311.
  On September 29, 2014, we issued 5,000,000 common shares at a deemed price of $0.003 per share for promissory note and interest conversion of $31,500.
  On October 27, 2014, we issued 3,345,769 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $7,948.

As at the date of this report, there remains no balance unconverted and payable pursuant to the note.

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

As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

  On October 27, 2014, we issued 22,713,104 common shares at a deemed price of $0.002 per share for promissory note and interest conversion of $62,934.
  On December 12, 2014, we issued 74,447,489 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $42,334.

As at the date of this report, there remains a principal balance of $65,000 unconverted and payable pursuant to the note.

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

  On August 5, 2014, we issued 20,645,463 common shares at a deemed price of $0.002 per share for warrants exercise of $41,244.
  On September 25, 2014, we issued 10,946,967 common shares for the exercise of 583,333 warrants.

As at the date of this report, there remain no warrants remaining pursuant to the securities purchase agreement.

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

Loan Agreement with Cardinal Capital Group, Inc.

On October 31, 2014, we entered into a securities purchase agreement with Cardinal Capital Group, Inc., pursuant to which Cardinal Capital provided our company with an aggregate investment of $50,000 in consideration of our issuance of a convertible promissory note. We issued Cardinal Capital a convertible promissory note of $59,500 comprised of $6,000 in interest and $3,500 in legal fees and due in two years. The note is convertible into shares of our common stock at the lesser of $0.005 or 65% of the lowest trade price of our common stock during the 20 trading days immediately preceding a conversion date.

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

Effective May 30, 2014, we entered into a consulting agreement with Robert Gomer. Pursuant to this agreement, Mr. Gomer is to assist us with the current business of testing ultrasonic generator technology and performing services customary expected of a consultant for a term of six months. In exchange for these services that are to be provided to us, we agreed to issue an aggregate of $10,000 per month, payable in two sums of $30,000 and in our S-8 shares with a deemed price per share equal to the volume weighted average trading close price of the shares in the five trading days immediately preceding the amending agreement. As a result, we issued Mr. Gomer an aggregate of 1,167,316 S-8 shares on September 1, 2014. As of the date of this report the agreement has not been renewed.

Effective August 1, 2014, we entered into a consultant agreement with TEN Associates LLC. Pursuant to this agreement, TEN Associates is to provide advice relative to corporate and business services and to perform other related activities as directed by us. In exchange for these services that are to be provided to us, we agreed to issue 2,000,000 common shares of our company to TEN Associates.

Our company was made aware that a shareholder, who is also a director and officer of our company, had sold an aggregate amount of shares that would cause the shareholder to be required to pay our company with respect to a short swing profit. Our company informed the shareholder that the shareholder was liable to our company for an aggregate short swing profit of $80,523.58 under Section 16(b) of the Securities Exchange Act of 1934, as amended, for the profit realized from transactions in our company’s common stock. Our company and the shareholder entered into a settlement agreement dated December 31, 2014 wherein, in exchange for the forbearance of legal action by our company pursuant to Section 16(b) of the Act, the shareholder agreed to disgorge the short swing profit to our company as of the effective date of the short swing settlement agreement. Payment of the short swing profit from the shareholder was received by our company on December 31, 2014.

On December 15, 2010, Alexander Walsh, a director and officer of our company, entered into an assignment of debt agreement with Nanuk Warman, which was also acknowledged by our company, whereby the debt of $47,537 advanced by Mr. Warman to our company and outstanding as of December 6, 2010, was assigned to Mr. Walsh.

On December 23, 2014, Mr. Walsh made demand for repayment of the debt by our company. In connection with the assignment of debt agreement and the demand, Mr. Walsh and our company entered into a settlement agreement dated December 23, 2014 wherein our company is to repay the debt to Mr. Walsh in full. Our company also agreed to pay an aggregate of $150,000 to Mr. Walsh as a performance bonus for the services provided by Mr. Walsh for the period from August 2013 to March 2014 as related to the acquisition of Tero Oilfield Services Ltd. due on the following terms:

1.	an aggregate of $50,000 due immediately; and

2.	an aggregate of $100,000 bearing no interest and due on the earlier of:

a.	at the sole discretion of our company; or

b.	the date of the sale, merger, amalgamation or other business combination or reorganization of our company.

Results of Operations

We have generated minimal revenues since inception and have incurred $406,287 and $923,916 respectively, in operating expenses for the three and six month periods ended December 31, 2014.

The following provides selected financial data about our company for the three and six month periods ended December 31, 2014 and 2013.

Three months ended December 31, 2014 and 2013.

	Three months		Three months
	ended		ended
	December 31,		December 31,
	2014		2013
Revenue	$25,233	$	Nil
Operating expenses	$(406,287)		$(945,517)
Other income (expenses):
Interest expense	$(1,109,119)		$(592,267)
Gain (loss) on change in fair value of derivative liability	$360,131		$278,523
Fair value of warrants issued	$300,000		$(74,075)
Equity in income (loss) of unconsolidated affiliate	$(42,278)	$	Nil
Net loss	$(872,320)		$(1,333,336)

Operating expenses for the three months ended December 31, 2014 increased as a result of decreases in selling, general and administrative expenses and goodwill.

Six months ended December 31, 2014 and 2013.

	Six months		Six months
	ended		ended
	December 31,		December 31,
	2014		2013
Revenue	$41,300	$	Nil
Operating expenses	$(923,916)		$(1,241,338)
Other income (expenses):
Interest expense	$(2,671,540)		$(850,485)
Gain (loss) on change in fair value of derivative liability	$2,818,577		$255,371
Fair value of warrants issued	$(97,070)		$(92,408)
Equity in income (loss) of unconsolidated affiliate	$6,145	$	Nil
Net loss	$(826,504)		$(1,928,859)

Operating expenses for the six months ended December 31, 2014 increased as a result of decreases in selling, general and administrative expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December, 2014, and June 30, 2014, respectively.

Working Capital

	As at	As at
	December 31,	June 30,
	2014	2014
Total current assets	$133,718	$138,013
Total current liabilities	$775,806	$3,417,902
Working capital (deficit)	$(642,088)	$(3,279,889)

Cash Flows

	Six Months	Six Months
	ended	ended
	December 31,	December 31,
	2014	2013
Net cash used in operating activities	$ (683,804)	$ (740,616)
Net cash used in investing activities	$ Nil	$ (38,662)
Net cash provided by financing activities	$ 704,668	$ 775,000
Effect of foreign exchange on cash	$ (7,834)	$ Nil
Increase (Decrease) in cash	$ 13,030	$ (4,728)

We had cash and cash equivalents of $82,762 as of December 31, 2014 compared to cash and cash equivalents of $69,732 as of June 30, 2014. We had a working capital deficit of $642,088 as of December 31, 2014 compared to a working capital deficit of $3,279,889 as of June 30, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $82,762 and $69,732 in cash and cash equivalents at December 31, 2014 and June 30, 2014, respectively.

Concentration of Risk

Our company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of December 31, 2014 and June 30, 2014, our company had $Nil and $Nil, respectively, in deposits in excess of federally insured limits in its US bank. Our company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

No significant realized exchange gain or losses were recorded as of December 31, 2014 to June 30, 2014.

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

The relevant translation rates are as follows: For the period ended December 31, 2014 closing rate at 0.8620 CND$:US$, average rate at 0.8988 CND$: US$ and for year ended June 30, 2014 closing rate at 0.9367 CND$: US$ average rate at 0.9341 CND$: US$

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at December 31, 2014 and June 30, 2014, our company had no material items of other comprehensive income except for foreign currency translation adjustment.

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

FASB Statement

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

On November 12, 2014, our company was made aware that a shareholder, who is also a director and officer of our company, had sold an aggregate amount of shares that would cause the shareholder to be required to pay our company with respect to a short swing profit. Our company informed the shareholder that the shareholder was liable to our company for an aggregate short swing profit of $80,523.58 (the “Short-Swing Profit”) under Section 16(b) of the Securities Exchange Act of 1934, as amended, for the profit realized from transactions in our company’s common stock. Our company and the shareholder entered into a settlement agreement dated December 22, 2014 wherein, in exchange for the forbearance of legal action by our company pursuant to Section 16(b) of the Act, the shareholder agreed to disgorge the short swing profit to our company as of the effective date of the short swing settlement agreement. Payment of the short swing profit from the shareholder was received by our company on December 31, 2014.

On January 31, 2014, attorney representing a shareholder of our company (the “Plaintiff”) served us with a notice of lawsuit and request to waive service of summons in the United States District Court for the Eastern District of New York. Although the Short-Swing Profit was returned to our company, this suit by the attorney remains pending until the matter of the attorney’s fee is settled.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made the following issuances of our common stock, which have not been previously disclosed, with respect to the conversion amounts pursuant to convertible notes:

Loan Agreements with JDF Capital Inc.

$220,000 Loan

We issued an aggregate of 25,714,286 shares of our common stock with respect to the conversion of the remainder of the $220,000 convertible note with JDF dated March 3, 2014, as follows:

  On December 4, 2014, we issued 30,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $34,980 payable pursuant to the note.
  On December 5, 2014, we issued 27,272,727 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $29,150.
  On December 8, 2014, we issued 26,666,667 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $23,320.
  On December 9, 2014 we issued 25,714,286 common shares at a deemed price of $0.0004 per share for promissory note and interest conversion of $17,498.

As at the date of this report there remains no balance unconverted and payable pursuant to the note.

$500,000 Loan

We issued an aggregate of 295,641,025 shares of our common stock with respect to the partial conversion of the $500,000 convertible note with JDF dated March 15, 2014, as follows:

  On November 13, 2014, we issued 20,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $27,692.
  On November 18, 2014, we issued 25,641,025 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $30,769.
  On December 1, 2014, we issued 30,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $32,308.
  On December 5, 2014, we issued 30,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $23,077.
  On December 8, 2014, we issued 35,000,000 common shares at a deemed price of $0.0004 per share for promissory note and interest conversion of $18,846.
  On December 10, 2014, we issued 45,000,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $20,769.
  On December 15, 2014, we issued 50,000,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $23,077.
  On December 18, 2014, we issued 60,000,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $27,692.

As at the date of this report $282,250 of the note and the full amount of the warrants remain unconverted and outstanding.

Loan Agreement with JMJ Financial

We issued an aggregate of 144,000,000 shares of our common stock with respect to the partial conversion of the $1,100,000 convertible note with JMJ dated February 13, 2013, as follows:

  On November 19, 2014, we issued 34,000,000 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $37,202.
  On December 10, 2014, we issued 48,300, common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $19,818.
  On December 17, 2014, we issued 61,700,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $25,317.

As at the date of this report, there remains a balance of $124,455 unconverted and payable pursuant to the note.

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

Loan Agreement with LG Capital Funding, LLC

We issued an aggregate of 84,291,200 shares of our common stock with respect to the conversion of the remainder of the $75,000 convertible note with LG Capital dated February 27, 2014, as follows:

  On December 11, 2014, we issued 33,891,200 common shares at a deemed price of $0.0004 per share for promissory note and interest conversion of $22,862.
  On December 17, 2014, we issued 50,400,000 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $29,120.

As at the date of this report, there remains no balance unconverted and payable pursuant to the note.

Loan Agreement with St. George Investments LLC

We issued an aggregate of 74,360,902 shares of our common stock with respect to the conversion of the remainder of the $125,000 convertible note with St. George Investments dated February 28, 2014, as follows:

  On November 17, 2014, we issued 15,789,474 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $30,000.
  On December 3, 2014, we issued 21,428,571 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $17,500.
  On December 16, 2014, we issued 37,142,857 common shares at a deemed price of $0.0004 per share for promissory note and interest conversion of $13,000.

As at the date of this report, there remains no balance unconverted and payable pursuant to the note.

Loan Agreement with Vista Capital Investments, LLC

We issued 34,000,000 shares of our common stock with respect to the partial conversion of the $110,000 convertible note with JDF dated February 28, 2014, as follows:

  On December 10, 2014, we issued 34,000, common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $20,400.

As at the date of this report, there remains a balance of $23,300 unconverted and payable pursuant to the note.

Loan Agreement with Iconic Holdings, LLC

We issued an aggregate of 49,826,095 shares of our common stock with respect to the conversion of the remainder of the $100,000 convertible note with Iconic dated March 3, 2014, as follows:

  On November 14, 2014, we issued 21,052,632 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $40,000.
  On November 18, 2014, we issued 28,773,463 common shares at a deemed price of $0.001 per share for promissory note and interest conversion of $47,335.

As at the date of this report, there remains no balance unconverted and payable pursuant to the note.

Loan Agreement with Black Mountain Equities, Inc.

We issued 74,447,489 shares of our common stock with respect to the partial conversion of the $115,000 convertible note with JDF dated March 3, 2014, as follows:

  On December 12, 2014, we issued 74,447,489 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion of $42,334.

As at the date of this report, there remains a principal balance of $65,000 unconverted and payable pursuant to the note.

We issued an aggregate of 856,220,391 common shares of our company to 7 people on reliance on the exemption from registration for accredited investors contained in Rule 506 of Regulation D of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Effective February 12, 2015, Brandon Colker resigned as a director of our company. Mr. Colker's resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Our board of directors now consists solely of Alexander Walsh.

Item 6.	Exhibits

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)
3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8- K/A filed on April 23, 2009)
3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)
3.6	Certificate of Amendment dated October 17, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
3.7	Articles of Incorporation of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.8	Certificate of Amendment of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.9	Bylaws of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.10	Certificate of Incorporation of 1617437 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.11	Articles of Amendment of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.12	Bylaws of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
(10)	Material Contracts
10.1	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011)
10.2	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011)
10.3	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.4	Registration Rights Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.5	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.6	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.7	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.8	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

Exhibit
Number	Description
10.9	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)
10.10	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)
10.11	Letter Agreement between our company and Glottech-USA, LLC dated November 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 21, 2011)
10.12	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
10.13	Debenture between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
10.14	Debenture between our company and Hagen Investments Ltd. dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 18, 2012)
10.15	Option Agreement between our company and GD Glottech International, Limited dated August 14, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)
10.16	Amendment Agreement between our company and Hagen Investments Ltd. dated September 17, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 18, 2012)
10.17	License Agreement between our company and GD Glottech-International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)
10.18	Sales Agreement between our company and GD Glottech International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)
10.19	Certificate of Designation, Series A Preferred Convertible Stock (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)
10.20	Share Exchange Agreement between our company and Alexander Walsh dated October 18, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)
10.21	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)
10.22	Securities Purchase Agreement between our company and JDF Capital Inc. dated February 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 25, 2013)
10.23	Rule 10b5-1 Sales Plan, Client Representations, and Sales Instructions (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2013)
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

Exhibit
Number	Description
10.30	Assignment Agreement dated October 31, 2013 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2013)
10.31	Consulting Agreement dated January 1, 2014 between our company and International Compass, LLC (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2014)
10.32	Amendment and Settlement Agreement dated January 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
10.33	Securities Purchase Agreement dated as of February 23, 2014 between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.34	Form of Convertible Promissory Note between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.35	Form of Common Stock Purchase Warrant between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.36	Securities Purchase Agreement dated as of February 27, 2014 between our company and Centaurian Fund. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.37	Form of Convertible Promissory Note between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.38	Form of Common Stock Purchase Warrant between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.39	Securities Purchase Agreement dated as of February 27, 2014 between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.40	Form of Convertible Promissory Note between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.41	Securities Purchase Agreement dated as of February 28, 2014 between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.43	Form of Convertible Promissory Note between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.44	Form of Common Stock Purchase Warrant between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.45	Securities Purchase Agreement dated as of February 28, 2014 between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.45	Form of Convertible Promissory Note between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.46	Form of Common Stock Purchase Warrant between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.47	Securities Purchase Agreement dated as of March 3, 2014 between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.48	Form of Convertible Promissory Note between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.49	Form of Common Stock Purchase Warrant between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

Exhibit
Number	Description
10.50	Securities Purchase Agreement dated as of March 3, 2014 between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.51	Form of Convertible Promissory Note between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.52	Form of Common Stock Purchase Warrant between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.53	Securities Purchase Agreement dated as of March 3, 2014 between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.54	Form of Convertible Promissory Note between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.55	Form of Common Stock Purchase Warrant between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.56	Securities Purchase Agreement dated as of March 3, 2014 between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.57	Form of Convertible Promissory Note between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.58	Form of Common Stock Purchase Warrant between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.59	Securities Purchase Agreement dated as of March 3, 2014 among our company, Alta Disposal Ltd., and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.60	Form of Convertible Promissory Note among Alta Disposal Ltd. and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.61	Form of Common Stock Purchase Warrant between our company and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.62	Securities Purchase Agreement dated as of March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.63	Form of Convertible Promissory Note between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.64	Form of Common Stock Purchase Warrant between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.65	Securities Purchase Agreement dated as of March 1, 2014 between Alta Disposal Ltd. and Tero Oilfield Services Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.66	Employment Agreement with Alexander Walsh dated January 12, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2014)
10.67	Consulting Agreement with Brandon Colker dated April 28, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on October 14, 2014)
10.68	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.69	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.70	Form of Stock Grant Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.71	Securities Purchase Agreement dated July 22, 2014 between our company and JDF Capital Inc. Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)

Exhibit
Number	Description
10.72	Convertible Promissory Note dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.73	Common Stock Purchase Warrant dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.74	General Security Agreement dated July 22, 2014 between Alta Disposal Ltd. and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.75	Consultant Agreement dated May 30, 2014 between our company and Robert Gomer (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
10.76	Consultant Agreement dated August 1, 2014 between our company and TEN Associates LLC (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
10.77	Amending Agreement dated October 22, 2014 between International Compass, LLC and our company (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
10.78*	Short Swing Settlement Agreement with Alexander R. Walsh dated December 22, 2014
10.79*	Debt Settlement Agreement with Alexander R. Walsh dated December 23, 2014
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-KSB on September 28, 2007)
(20)	Other Documents or Statements to Security Holders
20.1*	Financial Statements of Tero Oilfield Services as at December 31, 2014
(21)	Subsidiaries of the Registrant
21.1	Alta Disposal Ltd., an Alberta, Canada corporation (wholly-owned)
21.2	Tero Oilfield Services Ltd., an Alberta, Canada corporation (50% owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: February 23, 2015	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)