Form 10-Q
period 2015-03-31
Lithium Exploration Group, Inc.
filed 2015-05-22
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-54881

LITHIUM EXPLORATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1781911
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3800 N Central Avenue, Suite 820, Phoenix,	85012
AZ 85012
(Address of principal executive offices)	(Zip Code)

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
668,546,134 common shares issued and outstanding as of May 18, 2015.

LITHIUM EXPLORATION GROUP, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Lithium Exploration Group, Inc.
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2015	2014
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$58,572	$69,732
Receivable	33,831	26,419
Loan receivable	20,000	20,000
Prepaid expenses	2,788	21,862
Total current assets	115,191	138,013

Investment Held for Sale (Note 11)	300,000	924,753

Total Assets	$415,191	$1,062,766

LIABILITIES AND DEFICIT

Current
Accounts payable and accrued liabilities (Note 9)	$67,488	$14,520
Derivative liability – convertible promissory notes (Note 6)	164,889	2,832,989
Due to related party (Note 7 and 9)	115,000	45,332
Convertible promissory notes
(net of discount of $1,489,384 and $2,797,850) (Note 6)	704,735	450,057
Accrued interest – convertible promissory notes (Note 6)	178,189	75,004

Total Current Liabilities	1,230,301	3,417,902

Commitments and contingencies

DEFICIT
Lithium Explorations Group, Inc. Stockholders’ Deficit
Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 2,000,000,000 (June 30, 2014 – 500,000,000) common shares, $0.001 par value
Issued and outstanding:
Nil preferred shares (June 30, 2014 – Nil)	-	-
90,087,220 common shares (June 30, 2014 – 9,597,906)	90,087	9,598
Additional paid-in capital	42,014,271	38,564,306
Accumulated other comprehensive loss	(27,600)	(5,769)
Accumulated deficit	(42,640,545)	(40,821,871)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(563,787)	(2,253,736)
Non-controlling interest	(251,323)	(101,400)
Total Deficit	(815,110)	(2,355,136)

Total Liabilities and Stockholders’ Deficit	$415,191	$1,062,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Operations And Comprehensive Loss
(Unaudited)

	Three Months
	Ended	Three Months	Nine Months	Nine Months
	March 31,	Ended	Ended March 31,	Ended
	2015	March 31, 2014	2015	March 31, 2014

Revenue	$16,176	$17,882	$57,476	$17,882

Operating Expenses:
Mining (Notes 3 & 5)	16,212	2,024	31,212	12,152
Selling, general and administrative (Notes 3 & 5)	399,489	534,818	1,308,405	1,245,523
Goodwill Impairment	-	-	-	383,238
Impairment loss	624,429	-	624,429	-
Total operating expenses	1,040,130	536,842	1,964,046	1,640,913

Loss from operations	(1,023,954)	(518,960)	(1,906,570)	(1,623,031)

Other income (expenses)
Interest expense (Note 6)	(146,468)	(1,984,721)	(2,818,008)	(2,835,206)
Other recovery (Note 7)	80,524	-	80,524	-
Gain (loss) on change in the fair value of derivative liability (Note 6)	819,513	42,768	3,638,090	316,472
Fair value of warrants issued	(865,239)	(2,309,345)	(962,309)	(2,420,086)
Equity in income (loss) of unconsolidated affiliate	(6,469)	5,473	(324)	5,473

Loss before income taxes	(1,142,093)	(4,764,785)	(1,968,597)	(6,556,378)

Provision for Income Taxes (Note 4)	-	-	-	-

Net loss for the period	(1,142,093)	(4,764,785)	(1,968,597)	(6,556,378)

Less: Net loss attributable to the non-controlling interest	(11,798)	(55,835)	(149,923)	(290,487)

Net loss attributable to Lithium Exploration Group, Inc. Common shareholders	(1,130,295)	(4,708,950)	(1,818,674)	(6,265,891)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.04)	$(0.04)	$(0.07)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	79,863,541	125,915,600	44,636,800	91,509,236

Comprehensive loss:
Net loss	(1,142,093)	(4,764,785)	(1,968,597)	(6,556,378)
Foreign currency translation adjustment	(13,997)	(11,357)	(21,831)	(27,757)
Comprehensive loss	(1,156,090)	(4,776,142)	(1,990,428)	(6,584,135)
Comprehensive loss attributable to non-controlling interest	(11,798)	(55,835)	(149,923)	(290,487)
Comprehensive loss attributable to Lithium Exploration Group, Inc.	(1,144,292)	(4,720,307)	(1,840,505)	(6,293,648)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

	Preferred Shares		Common Shares			Accumulated
	Number		Number		Additional	Other		Non-	Stockholders’
	of		of		Paid-in	Comprehensive	Accumulated	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	interest	(Deficit)

Balance – June 30, 2014	-	$-	9,597,906	$9,598	$38,564,306	$(5,769)	$(40,821,871)	$(101,400)	$(2,355,136)

Common shares issued for consulting fees	-	-	518,788	519	118,471	-	-	-	118,990

Common shares issued for investor relations	-	-	100,000	100	4,900	-	-	-	5,000

Common shares issued for debt conversion	-	-	69,028,097	69,028	2,570,114	-	-	-	2,639,143

Common shares issued to depository trust	-	-	2,004	2	-	-	-	-	2

Common shares issued for exercise of warrants	-	-	10,840,425	10,840	756,480	-	-	-	767,320

Foreign exchange translation	-	-	-	-	-	(21,831)	-	-	(21,831)

Net income (loss) for the period	-	-	-	-	-	-	(1,818,674)	(149,923)	(1,968,597)

Balance – March 31, 2015	-	$-	90,087,220	$90,087	$42,014,271	$(27,600)	$(42,640,545)	$(251,323)	$(815,110)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2015	2014

Cash Flows from Operating Activities
Net income (loss)	$(1,968,597)	$(6,556,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income (loss) of investment held for sale	324	(5,473)
Non-cash expenses	-	44,185
Common shares issued for investor relations	5,000	-
Common shares issued for consulting fees	118,990	177,167
Goodwill impairment	-	383,238
Investment impairment	624,429	-
Common shares issued for interest expenses	103,048	-
Interest expense	2,611,775	2,835,206
(Gain) loss on change in the fair value of derivative liability	(3,638,090)	(316,472)
Fair value of warrants issued	962,309	2,420,086

Changes in operating assets and liabilities:
Receivable	(7,412)	(30,490)
Loan receivable	-	(20,000)
Prepaid expenses	19,074	22,889
Accrued interest	103,185	-
Accrued expenses – related party	115,000	-
Accounts payable and accrued liabilities	52,968	17,847
Net cash used in operating activities	(897,997)	(1,028,195)

Cash Flows from Investing Activities
Investment	-	(912,173)
Deposit applied for acquisition of subsidiary	-	(153,192)
Deposit	-	10,170
Net cash used in investing activities	-	(1,055,195)

Cash Flows from Financing Activities
Repayment to related party	(45,332)	-
Issuance of note payable	-	259,077
Proceed from issuance of convertible promissory notes	954,000	2,318,000
Net cash provided by financing activities	908,668	2,577,077

Effect of foreign exchange	(21,831)	(10,780)

Increase (decrease) in cash and cash equivalents	(11,160)	482,907
Cash and cash equivalents - beginning of period	69,732	248,624
Cash and cash equivalents - end of period	$58,572	$731,531

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion	$2,536,097	$2,004,000
Deposit applied to acquisition of subsidiary	$-	$10,170
Transfer of beneficial conversion feature to fair value of note	$518,808	$-
Common stock issued on cashless exercise of warrants	$779,600	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
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
March 31, 2015
(Unaudited)

2. Significant Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

These interim financial statements as of and for the nine months ended March 31, 2015 and 2014 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending June 30, 2015 or for any future period. All references to March 31, 2015 and 2014 in these footnotes are unaudited.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $58,572 and $69,732 in cash and cash equivalents at March 31, 2015 and June 30, 2014, respectively.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of March 31, 2015 and June 30, 2014, the Company had $Nil and $Nil, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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
March 31, 2015
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

No significant realized exchange gain or losses were recorded as March 31, 2015 and June 30, 2014.

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

The relevant translation rates are as follows: For the period ended March 31, 2015 closing rate at 0.7885 CND$:US$, average rate at 0.8655 CND$: US$ and for year ended June 30, 2014 closing rate at 0.9367 CND$: US$ average rate at 0.9341 CND$: US$

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at March 31, 2015 and June 30, 2014, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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
March 31, 2015
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
March 31, 2015
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
March 31, 2015
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

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

3. Capital Stock

On January 19, 2015, the Company's board of directors consented to effect a reverse stock split of the Company’s issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one 1 new share of common stock. The reverse stock split was reviewed and approved for filing by the FNRA effective February 25, 2015. The Company’s authorized capital will not be affected by the reverse stock split. The split is reflected retrospectively in the accompanying financial statements.

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

Share Issuances

Common Stock Issuance

For the period ended March 31, 2015:

On July 1, 2014, the Company issued 9,978 common shares at a market price of $1.00 per share for consulting fees.

On July 4, 2014, the Company issued 27,076 common shares at a market price of $1.20 per share for consulting fees.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

3. Capital Stock – Continued

Share Issuances – Continued

On July 9, 2014, the Company issued 485,700 common shares at a deemed price of $0.20 per share for warrants exercise of $117,962 (Note 6).

On July 16, 2014, the Company issued 90,000 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $46,769 (Note 6).

On July 30, 2014, the Company issued 905,683 common shares at a deemed price of $0.40 per share for warrants exercise of $386,433 (Note 6).

On August 1, 2014, the Company issued 53,134 common shares at a deemed price of $0.40 per share for promissory note and interest conversion of $25,000 (Note 6).

On August 1, 2014, the Company issued 12,262 common shares at a market price of $0.04 per share for consulting fees.

On August 5, 2014, the Company issued 1,032,273 common shares at a deemed price of $0.04 per share for warrants exercise of $41,244 (Note 6).

On August 8, 2014, the Company issued 445,228 common shares at a deemed price of $0.40 per share for warrants exercise of $136,555 (Note 6).

On August 12, 2014, the Company issued 160,003 common shares at a deemed price of $0.40 per share for warrants exercise of $59,953 (Note 6).

On August 28, 2014, the Company issued 519,527 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $205,984 (Note 6).

On September 1, 2014, the Company issued 17,510 common shares at a market price of $0.03 per share for consulting fees.

On September 1, 2014, the Company issued 58,366 common shares at a market price of $0.03 per share for consulting fees.

On September 3, 2014, the Company issued 150,000 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $42,135 (Note 6).

On September 3, 2014, the Company issued 25,000 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $9,717 (Note 6).

On September 4, 2014, the Company issued 45,455 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $20,000 (Note 6).

On September 4, 2014, the Company issued 29,167 common shares at a deemed price of $1.60 per share for warrants exercise of $2,322 (Note 6).

On September 8, 2014, the Company issued 55,314 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $20,510 (Note 6).

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

3. Capital Stock – Continued

Share Issuances – Continued

On September 10, 2014, the Company issued 336,712 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $62,375 (Note 6).

On September 10, 2014, the Company issued 76,923 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $20,000 (Note 6).

On September 11, 2014, the Company issued 130,386 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $30,777 (Note 6).

On September 11, 2014, the Company issued 279,951 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $39,712 (Note 6).

On September 11, 2014, the Company issued 82,645 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $20,000 (Note 6).

On September 12, 2014, the Company issued 495,050 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $100,000 (Note 6).

On September 12, 2014, the Company issued 143,462 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $30,781(Note 6).

On September 15, 2014, the Company issued 279,208 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $54,804 (Note 6).

On September 15, 2014, the Company issued 95,716 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $20,529 (Note 6).

On September 15, 2014, the Company issued 547,348 common shares at a deemed price of $0.04 per share for warrants exercise of $22,207 (Note 6).

On September 16, 2014, the Company issued 190,515 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $40,447 (Note 6).

On September 17, 2014, the Company issued 70,707 common shares at a deemed price of $0.10 per share for promissory note and interest conversion of $14,000 (Note 6).

On September 23, 2014, the Company issued 73,894 common shares at a deemed price of $0.06 per share for promissory note and interest conversion of $9,311 (Note 6).

On September 23, 2014, the Company issued 192,308 common shares at a deemed price of $0.06 per share for promissory note and interest conversion of $25,000 (Note 6).

On September 23, 2014, the Company issued 90,909 common shares at a deemed price of $0.06 per share for promissory note and interest conversion of $7,692 (Note 6).

On September 23, 2014, the Company issued 500,000 common shares at a deemed price of $0.06 per share for promissory note and interest conversion of $55,000 (Note 6).

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

3. Capital Stock – Continued

Share Issuances – Continued

On September 24, 2014, the Company issued 454,545 common shares at a deemed price of $0.06 per share for promissory note and interest conversion of $48,585 (Note 6).

On September 29, 2014, the Company issued 302,387 common shares at a deemed price of $0.06 per share for promissory note and interest conversion of $37,050 (Note 6).

On September 29, 2014, the Company issued 250,000 common shares at a deemed price of $0.06 per share for promissory note and interest conversion of $31,500 (Note 6).

On October 1, 2014, the Company issued 12,048 common shares at a market price of $0.01 per share for consulting fees.

On October 2, 2014, the Company issued 227,273 common shares at a deemed price of $0.06 per share for promissory note and interest conversion of $24,292 (Note 6).

On October 3, 2014, the Company issued 500,000 common shares at a deemed price of $0.06 per share for promissory note and interest conversion of $38,462 (Note 6).

On October 6, 2014, the Company issued 500,000 common shares at a deemed price of $0.06 per share for promissory note and interest conversion of $38,462 (Note 6).

On October 7, 2014, the Company issued 550,000 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $37,231 (Note 6).

On October 9, 2014, the Company issued 333,333 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $30,000 (Note 6).

On October 13, 2014, the Company issued 681,818 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $46,154 (Note 6).

On October 13, 2014, the Company issued 534,091 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $45,669 (Note 6).

On October 16, 2014, the Company issued 365,854 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $30,000 (Note 6).

On October 20, 2014, the Company issued 555,556 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $38,867 (Note 6).

On October 21, 2014, the Company issued 500,000 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $29,150 (Note 6).

On October 21, 2014, the Company issued 1,000,000 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $44,615 (Note 6).

On October 22, 2014, the Company issued 381,549 common shares at a market price of $0.06 per share for consulting fees.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

3. Capital Stock – Continued

Share Issuances – Continued

On October 22, 2014, the Company issued 950,000 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $38,694 (Note 6).

On October 22, 2014, the Company issued 100,000 common shares at a market price of $0.06 per share for investor relations fees.

On October 23, 2014, the Company issued 294,118 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $20,000 (Note 6).

On October 24, 2014, the Company issued 441,176 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $30,000 (Note 6).

On October 27, 2014, the Company issued 1,100,415 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $66,113 (Note 6).

On October 27, 2014, the Company issued 1,000,000 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $58,301 (Note 6).

On October 27, 2014, the Company issued 750,000 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $43,500 (Note 6).

On October 27, 2014, the Company issued 167,288 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $7,948 (Note 6).

On October 27, 2014, the Company issued 1,135,655 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $62,934 (Note 6).

On October 31, 2014, the Company issued 750,000 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $26,538 (Note 6).

On October 31, 2014, the Company issued 625,000 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $30,000 (Note 6).

On November 3, 2014, the Company issued 750,000 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $34,500 (Note 6).

On November 4, 2014, the Company issued 869,565 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $38,867 (Note 6).

On November 6, 2014, the Company issued 995,000 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $28,578 (Note 6).

On November 10, 2014, the Company issued 990,476 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $32,000 (Note 6).

On November 13, 2014, the Company issued 1,000,000 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $27,692 (Note 6).

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

3. Capital Stock – Continued

Share Issuances – Continued

On November 14, 2014, the Company issued 1,052,632 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $40,000 (Note 6).

On November 17, 2014, the Company issued 789,474 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $30,000 (Note 6).

On November 18, 2014, the Company issued 1,282,051 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $30,769 (Note 6).

On November 18, 2014, the Company issued 1,438,673 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $47,335 (Note 6).

On November 19, 2014, the Company issued 1,700,000 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $37,202 (Note 6).

On December 1, 2014, the Company issued 1,500,000 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $32,308 (Note 6).

On December 3, 2014, the Company issued 1,071,429 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $17,500 (Note 6).

On December 4, 2014, the Company issued 1,500,000 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $34,980 (Note 6).

On December 5, 2014, the Company issued 1,363,636 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $29,150 (Note 6).

On December 5, 2014, the Company issued 1,500,000 common shares at a deemed price of $0.02 per share for promissory note and interest conversion of $23,077 (Note 6).

On December 8, 2014, the Company issued 1,333,333 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $23,320 (Note 6).

On December 8, 2014, the Company issued 1,750,000 common shares at a deemed price of $0.008 per share for promissory note and interest conversion of $18,846 (Note 6).

On December 9, 2014, the Company issued 1,285,714 common shares at a deemed price of $0.008 per share for promissory note and interest conversion of $17,498 (Note 6).

On December 10, 2014, the Company issued 2,250,000 common shares at a deemed price of $0.006 per share for promissory note and interest conversion of $20,769 (Note 6).

On December 10, 2014, the Company issued 2,415,000 common shares at a deemed price of $0.006 per share for promissory note and interest conversion of $19,818 (Note 6).

On December 10, 2014, the Company issued 1,700,000 common shares at a deemed price of $0.006 per share for promissory note and interest conversion of $20,400 (Note 6).

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

3. Capital Stock – Continued

Share Issuances – Continued

On December 11, 2014, the Company issued 1,694,560 common shares at a deemed price of $0.008 per share for promissory note and interest conversion of $22,862 (Note 6).

On December 12, 2014, the Company issued 3,722,374 common shares at a deemed price of $0.006 per share for promissory note and interest conversion of $42,334 (Note 6).

On December 15, 2014, the Company issued 2,500,000 common shares at a deemed price of $0.006 per share for promissory note and interest conversion of $23,077 (Note 6).

On December 16, 2014, the Company issued 1,857,143 common shares at a deemed price of $0.008 per share for promissory note and interest conversion of $13,000 (Note 6).

On December 17, 2014, the Company issued 3,085,000 common shares at a deemed price of $0.006 per share for promissory note and interest conversion of $25,317 (Note 6).

On December 17, 2014, the Company issued 2,520,000 common shares at a deemed price of $0.006 per share for promissory note and interest conversion of $29,120 (Note 6).

On December 18, 2014, the Company issued 3,000,000 common shares at a deemed price of $0.006 per share for promissory note and interest conversion of $27,692 (Note 6).

On March 11, 2015, the Company issued 2,004 common shares at a deemed price of $0.02 per share to the depository trust as a result of the reverse stock split.

On March 16, 2015, the Company issued 7,235,023 common shares at a deemed price of $0.04 per share for warrants exercise of $12,924 (Note 6).

On March 31, 2015, the Company issued 4,166,712 common shares at a deemed price of $0.12 per share for promissory note and interest conversion of $46,524 (Note 6).

As at March 31, 2015, 1,196,677 (June 30, 2014- 677,889) were issued to directors and officers of the Company. 925,802 (June 30, 2014- 925,802) were issued to independent investors. 43,619 (June 30, 2014- 43,619) were issued for mining expenses. 38,442 (June 30, 2014 – 38,442) were issued for related party consulting expenses. 147,430 (June 30, 2014 – 47,430) were issued for investor relation expenses. 10,000 (June 30, 2014- 10,000) were issued for debt settlement. 2,150,056 (June 30, 2014 – 2,150,056) were issued for debenture and interest conversion. 51,406 (June 30, 2014 – 51,406) were issued for exercise of warrants attached to convertible debentures. 70,091,388 (June 30, 2014 – 1,063,291) were issued for promissory note and interest conversions. 11,300,402 (June 30, 2014 – 459,977) were issued for exercise of warrants attached to convertible promissory notes. 47,723 (June 30, 2014 – 47,723) were issued for note payable conversion. 100,000 (June 30, 2014 - 100,000) were issued for a mining option settlement. 1,000,000 (June 30, 2014 - 1,000,000) were issued for the conversion of Series A Convertible Preferred shares. 5,982,272 (June 30, 2014 – 5,982,272) were issued for the conversion of Series B Convertible Preferred shares. 2,004 (June 30, 2014 – Nil) were issued to depository trust as a result of the reverse stock split. The Company has no stock option plan, warrants or other dilutive securities, other than warrants issued to acquire 1,897,970 shares of the Company regarding convertible promissory notes (Note 6).

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

3. Capital Stock – Continued Share Issuances – Continued

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

As at June 30, 2014, all of the Series B Preferred Shares issued on the January 3, 2014 debt settlement agreement were converted into 2,982,271 common shares of the Company for a total fair value of $3,639,623 of which a gain of $331,127 was recorded.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through March 31, 2015 of approximately $12,400,000 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $947,750 and $536,536 during the periods ended March 31, 2015 and June 30, 2014, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2015. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2014, June 30, 2013, June 30, 2012 and June 30, 2011 are still open for examination by the Internal Revenue Service (IRS).

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

4. Provision for Income Taxes - Continued

	2014
	Amount	Tax Effect (35%)

Net income	$(1,968,597)	$(689,009)

Shares issued for consulting fees, mining expenses, investor relation and director fees	(222,038)	(77,713)
Accretion of beneficial conversion feature	(2,611,775)	(914,121)
Loss on change in the fair value of derivative liability and fair value of warrant issued	2,675,781	936,523

Total	2,126,629	744,320

Valuation allowance	(2,126,629)	(744,320)

Net deferred tax asset (liability)	$-	$-

	2013
	Amount	Tax Effect (35%)
Net loss	$595,524	$1208,433
Shares issued for consulting fees, mining expenses, investor relation and director fees	(82,167)	(28,758)
Accretion of beneficial conversion feature	(258,218)	(90,376)
Gain on derivative liability	41,485	14,520
Total	296,624	103,818
Valuation allowance	(296,624)	(103,818)
Net deferred tax asset (liability)	$-	$-

5. Mineral Property Costs

Mineral Claims, Clinton Mining District

On September 25, 2009, and amended June 24, 2010, the Company entered into an Option Agreement under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District, Province of British Columbia, Canada (the “Claims”), which Claims total in excess of 3,900 hectares, in consideration of the issuance of 75,000 common shares of the Company on or before December 31, 2010. The Claims were subject to a two percent net smelter royalty which can be paid out for the sum of $1,000,000 (CAD). The Company can earn an undivided 50% interest in the Claims by carrying out a $100,000 (CAD) exploration and development program on the Claims on or before December 31, 2010, plus an additional $200,000 (CAD) exploration and development program on the Claims on or before September 25, 2011.

In the event that the Company acquires an interest in the Claims, the Company and the Optionor have further agreed, at the request of either party, to negotiate a joint venture agreement for further exploration and development of the Claims.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

5. Mineral Property Costs - Continued

On April 29, 2011, the Company entered into a mutual release agreement. The Company is released from any obligations related to the Claims for considerations of a cash payment of CDN $54,624 (US$57,901) and the issuance of 10,000 common shares of the Company. The shares have been valued at a market price of $74 for a total of $740,000. The total amount of $797,901 has been recorded as mining expenses during the year ended June 30, 2011.

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

On December 31, 2012, the Company entered into an agreement to amend the original payment requirement of CDN$100,000 due on January 1, 2013 to the following payments: CDN $20,000 (paid) cash payment due on January 1, 2013 and CDN $80,000 by a 15% one year promissory note starting January 1, 2013. The promissory note is interest free until March 31, 2013. After then, interest will accrue on the principal balance then in arrears at the rate of 15% per annum. No payments shall be payable until December 31, 2013. At any time, the Optionor may elect to convert the remaining balance of CDN $80,000 plus accrued interest into common shares of the Company at 75% of the closing market price of the Company’s common shares on the election day. The full CDN$100,000 (US$95,008) (consisting of cash payment of CDN$20,000 (US$19,164) and note payable of CDN$80,000 (US$75,844) was expensed. The note is subject to be measured at its fair value in accordance with ASC 480-10-25-14. The fair value at issuance was CDN$106,667 (US$101,125) as of June 30, 2013. An additional $26,667 was charged to mining expense during the year June 30, 2013. An interest expense of CDN$3,058 (US$2,899) was accrued as at June 30, 2013. On July 3, 2013, the Optionor elected to convert the promissory note of CDN $80,000 (US$75,844) plus accrued interest of CDN$3,058 (US$2,899) for the total amount of CDN $83,058 (US$78,743) into 47,723 common shares of the Company at a price of US$1,.65 per share.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
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
d)

The Company also granted an option to acquire 100,000 shares for $1.00 to Glottech – USA upon receipt of the operational ultrasonic generator that they are building for Lithium Exploration Group. The 100,000 shares are to be paid from outstanding shares owned by Alex Walsh, company CEO. During the year ended June 30, 2011, the option resulting in additional mining expenses of $4,940,000 was valued using the fair market value of the shares to be issued. On October 1, 2012, Alex Walsh and GD International entered into an agreement to transfer 100,000 common shares owned by Alex Walsh to GD International. The shares were received by GD International on October 29, 2012.

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
March 31, 2015
(Unaudited)

5. Mineral Property Costs - Continued

On May 2, 2013, the Company entered into an agreement to retain the future use of the unit. Pursuant to the agreement, the Company must make the following payments:

a)	US$20,000 within three days of execution of the agreement (paid);
b)	US$30,000 within three days upon the testing of the unit has been successfully completed.

6. Convertible Promissory Notes

Summary of convertible promissory note at March 31, 2015 and June 30, 2014 is as follows:

	June 30,	Fair value	Fair value		Fair value	March 31,
	2014	issued	converted		repaid	2015

February 13, 2013	$461,754	$-	$(284,014)	$	- $	177,740
February 27, 2014	200,000	-	(200,000)		-	-
February 27, 2014	150,000	-	(150,000)		-	-
February 28, 2014	100,000	-	(90,250)		-	9,750
February 28, 2014	200,000	-	(200,000)		-	-
February 28, 2014	220,000	-	(153,400)		-	66,600
March 3, 2014	100,000	-	(100,000)		-	-
March 3, 2014	200,000	-	(200,000)		-	-
March 3, 2014	100,000	-	(100,000)		-	-
March 3, 2014	230,000	-	(143,048)		-	86,952
March 3, 2014	440,000	-	(440,000)		-	-
March 15, 2014	846,154	-	(475,385)		-	370,769
July 22, 2014	-	923,077	-		-	923,077
August 22, 2014	-	153,846	-		-	153,846
October 31, 2014	-	91,538	-		-	91,538
February 6, 2015	-	115,385	-		-	115,385
February 24, 2015	-	153,846	-		-	153,846
March 3, 2015	-	44,615	-		-	44,615

	$3,247,908	$1,482,307	$(2,536,097)		$-	$2,194,118
Less: Debt discount	2,797,850					1,489,384
Net Convertible
promissory Note	450,058					704,734

Current portion	$450,058					$704,734
Long term portion	$-					$-

On February 13, 2013, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $1,100,000, at an issuance discount of $100,000; resulting in $1,000,000 net proceeds to the Company.

As of March 31, 2015, total net proceeds of $675,000 (June 30, 2014 - $675,000) were received with an issuance discount of $67,500 (June 30, 2014 - $67,500) for an aggregate face value of $742,500 (June 30, 2014 - $742,500). During the period ended March 31, 2015, $303,225 (June 30, 2014 - $419,272) in face value of the note including interest was converted to 9,718,085 (June 30, 2014 -708,229) common shares in accordance with the terms of the agreement.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

6. Convertible Promissory Notes - Continued

There is no guarantee the investor will make additional payments. The face value of $177,740 is due on February 13, 2016 and carries a one-time interest rate of 5% over the term of note, with an effective interest rate of 171.61% . The note is convertible at the lower of $5.00 and 70% of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $1,060,714. During the period ended March 31, 2015, an interest expense of $3,380 (June 30, 2014 - $7,409) was accrued.

Effective February 27, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $100,000 due on August 27, 2014 and carries an interest rate of 12% per annum over the term of note, with an effective interest rate of 1220.64% . The note is convertible at the lower of 50% discount to the average of the three lowest bids on the 20 days before the date this note executed and 50% discount to the average of the three lowest bids during the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $200,000. During the period ended March 31, 2015, $205,984 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 519,527 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the period.

Effective February 28, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $50,000 due on August 28, 2015 and carries a one-time interest rate of 15% over the term of note, with an effective interest rate of 268.24% . The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $100,000. During the period ended March 31, 2015, $102,822 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 527,227 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the period ended March 31, 2015, an interest expense of $21,000 (June 30, 2014 - $1,667) was accrued.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

6. Convertible Promissory Notes - Continued

Effective February 27, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $75,000 due on February 27, 2015 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 1303.72% . The convertible note is convertible at the investor’s option at any time after 180 days at a price equal to 50% of the lowest bids price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $150,000. During the period ended March 31, 2015, $155,145 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 5,617,363 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the period.

Effective February 28, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $125,500 with 15% prepaid interest per annum, resulting in $100,000 net proceeds to the Company due on August 28, 2015, with an effective interest rate of 227.33% . The note is convertible at the lower of 50% discount of the lowest closing price for the 20 days prior to date of the purchase agreement or the voluntary conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $200,000. During the period ended March 31, 2015, $225,500 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 5,752,639 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the period.

Effective February 28, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $110,000, at an issuance discount of $10,000; resulting in $100,000 net proceeds to the Company. The note is due on September 1, 2014 and carries a one-time interest rate of 12% over the term of the note, with an effective interest rate of 781.10% . The note is convertible at the lower of $0.075 or 50% of the lowest trade during the 25 consecutive trading days immediately prior to the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $220,000. During the period ended March 31, 2015, $153,400 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 3,700,000 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the period ended December 31, 2014, an interest expense of $55,648 (June 30, 2014 - $7,543) was accrued.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

6. Convertible Promissory Notes - Continued

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $50,000 due on March 5, 2015 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 1303.72% . The convertible note is convertible at the investor’s option at any time after 180 days at a price equal to 50% of the lowest closing bid price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $100,000. During the period ended March 31, 2015, $102,596 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 424,878 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the period.

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $100,000 due on September 3, 2014 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 1220.64% . The note is convertible at a 50% discount of the lowest closing price for the 20 days prior to date of the purchase agreement or the voluntary conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $200,000. During the period ended March 31, 2015, $207,335 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 3,280,472 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the period.

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $50,000 due on March 4, 2015 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 1303.72% . The convertible note is convertible at the investor’s option at any time after 180 days at a price equal to 50% of the lowest closing bid price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $100,000. During the period ended March 31, 2015, $102,759 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 689,988 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the period.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

6. Convertible Promissory Notes - Continued

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $115,000, at an issuance discount of $15,000; resulting in $100,000 net proceeds to the Company. The note is due on April 1, 2015 and carries an interest rate of 15% per annum over the term of the note, with an effective interest rate of 361.67% . The note is convertible at the lower of $0.06 or 50% of the lowest trade during the 20 consecutive trading days immediately prior to the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $230,000. During the period ended March 31, 2015, $151,792 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 9,024,742 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the period ended March 31, 2015, an interest expense of $10,255 (June 30, 2014 - $5,750) was accrued.

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $220,000, at an issuance discount of $20,000; resulting in $200,000 net proceeds to the Company. The note is due on September 3, 2014 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 1220.64% . The note is convertible at a 50% discount of the lowest closing price for the 20 trading days immediately prior to (i) date of the purchase agreement, or (ii) the voluntary conversion of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $440,000. During the period ended March 31, 2015, $453,200 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 9,927,922 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the period.

Effective March 15, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $550,000, at an issuance discount of $50,000; resulting in $500,000 net proceeds to the Company. The note is due on September 15, 2015 and carries an interest rate of 15% per annum over the term of the note, with an effective interest rate of 207.18% . The note is convertible at a 35% discount of the lowest closing price for the 20 trading days immediately prior to (i) date of the purchase agreement, or (ii) the voluntary conversion of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $846,154. During the period ended March 31, 2015, $475,384 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 19,845,255 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the period ended March 31, 2015, an interest expense of $19,479 (June 30, 2014 - $24,063) was accrued.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

6. Convertible Promissory Notes - Continued

Effective July 22, 2014, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $600,000 due on January 22, 2016 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 230.27% .

As of December 31, 2014, total net proceeds of $600,000 were received. There is no guarantee the investor will make additional payments. The note is convertible at the lower of 65% of the lowest reported sale price for the 20 trading days immediately prior to (i) the closing date on July 22, 2014 or (ii) 65% of the lowest reported sale price for the 20 days prior the conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $923,077. During the period ended March 31, 2015, an interest expense of $40,990 was accrued.

Effective August 22, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $100,000 due on February 23, 2016 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 219.75% . The note is convertible at the lower of 65% of the lowest reported sale price for the 20 trading days immediately prior to (i) the closing date on July 22, 2014 or (ii) 65% of the lowest reported sale price for the 20 days prior the conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $153,846. During the period ended March 31, 2015, an interest expense of $8,344 was accrued.

Effective October 31, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $59,500 due on October 31, 2016 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 202.17% . The note is convertible at the lower of 65% of the lowest reported sale price for the 20 trading days immediately prior to (i) the closing date on July 22, 2014 or (ii) 65% of the lowest reported sale price for the 20 days prior the conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $91,538. During the period ended March 31, 2015, an interest expense of $1,488 was accrued.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

6. Convertible Promissory Notes - Continued

Effective February 6, 2015, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $75,000 due on August 6, 2016 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 230.27% . The note is convertible at the lower of 65% of the lowest reported sale price for the 20 trading days immediately prior to (i) the closing date on February 3, 2015 or (ii) 65% of the lowest reported sale price for the 20 days prior the conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $115,385. During the period ended March 31, 2015, an interest expense of $1,500 was accrued.

Effective February 24, 2015, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $100,000 due on August 24, 2016 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 230.27% . The note is convertible at the lower of 65% of the lowest reported sale price for the 25 trading days immediately prior to (i) the closing date on February 24, 2015 or (ii) 65% of the lowest reported sale price for the 25 days prior the conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $153,846. During the period ended March 31, 2015, an interest expense of $1,500 was accrued.

Effective March 3, 2015, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $29,000 due on March 3, 2016 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 445.74% . The convertible note is convertible at the investor’s option at any time at a price equal to 65% of the lowest closing bid price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $44,615. During the period ended March 31, 2015, an interest expense of $242 was accrued.

Warrants issued along with Convertible Promissory Notes

Along with the promissory note issued on February 13, 2013, the Company issued warrants for 27,027 shares of the Company at an exercise price of $3.70 expiring February 13, 2018, 13,158 shares of the Company at an exercise price of $3.80 expiring April 24, 2018, 14,881 shares of the Company at an exercise price of $3.36 expiring June 4, 2018, 20,000 shares of the Company at an exercise price of $2.50 expiring June 27, 2018, 16,741 shares of the Company at an exercise price of $4.48 expiring August 14, 2018, 83,333 shares of the Company at an exercise price of $1.20 expiring December 10, 2018, 35,714 shares of the Company at an exercise price of $1.40 expiring February 20, 2019 and 190,476 shares of the Company at an exercise price of  $1.05 expiring April 16, 2019 respectively.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

6. Convertible Promissory Notes - Continued

Along with the promissory note entered on September 16, 2013, the Company issued warrants for 138,889 shares of the Company at an exercise price of $1.80 and warrants for 185,185 shares of the Company at an exercise price of $1.36 for a period of five years.

Along with the promissory note entered on February 27, 2014, the Company issued warrants to acquire a total of 55,555 shares of the Company for a period of five years at an exercise price of $1.80.

Along with the promissory note entered on February 28, 2014, the Company issued warrants to acquire a total of 257,813 shares of the Company for a period of 180 days at an exercise price of $1.20.

Along with the promissory note entered on February 28, 2014, the Company issued warrants to acquire a total of 74,074 shares of the Company for a period of five years at an exercise price of $1.35.

Along with the promissory note entered on February 28, 2014, the Company issued warrants to acquire a total of 515,625 shares of the Company for a period of five years at an exercise price of $1.20.

Along with the promissory note entered on March 3, 2014, the Company issued warrants to acquire a total of 47,081 shares of the Company for a period of five years at an exercise price of $1.06.

Along with the promissory note entered on March 3, 2014, the Company issued warrants to acquire a total of 100,000 shares of the Company for a period of three years at an exercise price of $1.00.

Along with the promissory note entered on March 3, 2014, the Company issued warrants to acquire a total of 47,081 shares of the Company for a period of five years at an exercise price of $1.06.

Along with the promissory note entered on March 3, 2014, the Company issued warrants to acquire a total of 83,333 shares of the Company for a period of five years at an exercise price of $1.20.

Along with the promissory note entered on March 3, 2014, the Company issued warrants to acquire a total of 200,000 shares of the Company for a period of three years at an exercise price of $1.00.

Along with the promissory note entered on March 15, 2014, the Company issued warrants to acquire a total of 916,667 shares of the Company for a period of three years at an exercise price of $1.20.

Along with the promissory note entered on July 22, 2014, the Company issued warrants to acquire a total of 840,000 shares of the Company for a period of five years at an exercise price of $5.60.

Along with the promissory note entered on August 22, 2014, the Company issued warrants to acquire a total of 215,178 shares of the Company for a period of five years at an exercise price of $5.60.

Along with the promissory note entered on February 6, 2015, the Company issued warrants to acquire a total of 2,765,625 shares of the Company for a period of five years at an exercise price of $0.032.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

6. Convertible Promissory Notes - Continued

Derivative Liability

The warrants bear a cashless exercise provision. The warrants also include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock, which provision resulted in derivative liability treatment under ASC topic 815-10-55. Fair values at issuance totaled $669,682, $1,126,054, $709,074 for warrants issued along with the promissory note on February 28, 2013, March 1, 2013, and September 16, 2013 respectively. Fair values at issuance for warrants issued on February 27, 2014, February 28, 2014, March 3, 2014, March 15, 2014, April 16, 2014, July 22, 2014, August 22, 2014, February 6, 2015 totaled $58,966, $938,833, $1,732,432, $1,267,156, $199,917, $634,669, $162,588, and $940,054 respectively.

On July 9, 2014, 35,714 warrants were exercised for 485,700 common shares of the Company at a deemed price of $4.00 in accordance with the terms of the agreement. A gain of $15,276 was recorded when the warrants were valued prior to the warrants exercise.

On July 30, 2014, 515,625 warrants were exercised for 905,683 common shares of the Company at a deemed price of $8.00 in accordance with the term of the agreement. A gain of $108,275 was recorded when the warrants were valued prior to the warrants exercise.

On August 5, 2014, 54,167 warrants were exercised for 1,032,273 common shares of the Company at a deemed price of $0. 80 in accordance with the term of the agreement. A gain of $10,725 was recorded when the warrants were valued prior to the warrants exercise.

On August 8, 2014, 185,185 warrants were exercised for 445,228 common shares of the Company at a deemed price of $4.00 in accordance with the term of the agreement. A gain of $41,112 was recorded when the warrants were valued prior to the warrants exercise.

On August 12, 2014, 83,333 warrants were exercised for 160,003 common shares of the Company at a deemed price of $8.00 in accordance with the terms of the agreement. A gain of $20,000 was recorded when the warrants were valued prior to the warrants exercise.

On August 27, 2014, 257,813 warrants expired in accordance with the terms of the agreement.

On September 4, 2014, 5,000 warrants were exercised for 29,167 common shares of the Company at a deemed price of $4.00 in accordance with the terms of the agreement. A gain of $1,490 was recorded when the warrants were valued prior to the warrants exercise.

On September 15, 2014, 29,167 warrants were exercised for 547,348 common shares of the Company at a deemed price of $0.80 in accordance with the terms of the agreement. A gain of $5,777 was recorded when the warrants were valued prior to the warrants exercise.

On March 16, 2015, 28,136 warrants were exercised for 361,751 common shares of the Company at a deemed price of $0.40 in accordance with the terms of the agreement. A loss of $12,925 was recorded when the warrants were valued prior to the warrants exercise.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

6. Convertible Promissory Notes - Continued

The Company used the Lattice Model for valuing warrants using the following assumptions:

	March 31, 2015	June 30, 2014

Risk-free interest rates	1.55% - 1.85%	1.39% - 1.77%
Term	180 days – 5 years	180 days – 5 years
Dividend yield	0%	0%
Underlying stock prices	$0.42	$0.42
Volatilities	278% - 489%	278% - 489%

At March 31, 2015, the warrants were valued at $164,889 (June 30, 2014 - $2,832,989) resulting in a gain of $3,263,964 (June 30, 2014 - $2,650,532). The corresponding debt discount of the promissory notes was accreted to interest expense over the terms of notes of 3 years, 1 year, 18 months and 6 months respectively. During the period ended March 31, 2015, an accretion of $254,678 (June 30, 2014 - $412,447) was recognized as interest expense.

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2013	256,688	3.600	4.71 years
Warrants issued	3,057,568	1.240	2.63 years
Exercised	(273,429)	3.640	-
Cancelled	-	-	-
Expired	-	-	-
Balance, June 30, 2014	3,040,827	$1.220	2.62 years
Warrants issued	3,820,804	1.460	4.71 years
Exercised	(1,039,502)	1.300	-
Cancelled	-	-	-
Expired	(257,813)	1.200	-

Balance, March 31, 2015	5,564,316	$0.700	4.00 years

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

6. Convertible Promissory Notes - Continued

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2015 and June 30, 2014:

Derivative
Liability
Balance, June 30, 2013	$513,375
Initial fair value of warrant derivatives at note issuances	5,558,520
Fair value of warrant exercised	(588,375)
Mark-to-market at June 30, 2014 - Embedded debt derivatives	(2,650,532)
Balance, June 30, 2014	$2,832,988
Initial fair value of warrant derivatives at note issuances	1,737,309
Fair value of warrant exercised	(767,319)
Mark-to-market at March 31, 2015 - Embedded debt derivatives	(3,638,089)
Balance, March 31, 2015	$164,889

Net gain for the period included in earnings relating to the
liabilities held at December 31, 2014	$3,638,090

7. Related Party Transactions

During the period ended March 31, 2015, the Company incurred consulting fees of $77,990 (June 30, 2014 - $219,300) with directors and officers out of which $58,990 were paid by issuance of 433,347 shares of the Company common stock.

On December 22, 2014, the Company entered into an short swing settlement agreement with a director wherein in exchange for forbearance of legal action by the Company, the director agreed to disgorge the short swing profit of the Company as of the effective date of the agreement. As of March 31, 2015, an aggregate amount of $80,523 was paid in settlement for this agreement.

As of March 31, 2015, the Company repaid to a director for a non-interest bearing demand loan of $47,537 (Note 9) (June 30, 2014 – payable $45,332).

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

8. Going Concern and Liquidity Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2015, the Company had a working capital deficiency of $1,114,110 (June 30, 2014 - $3,279,889) and an accumulated deficit of $42,640,545 (June 30, 2014 - $40,821,871). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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
March 31, 2015
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

On April 28, 2014, the Company entered into a consulting agreement with a consultant to provide services as members of the Board of Directors in regards to the Company’s management and operations. Pursuant to the terms of the agreement, the consultant will receive compensation of $12,000 in unregistered restricted common shares of the Company's common stock at a deemed value of $0.05 per share, issuable on May 15, 2014, effective April 28, 2014 to April 27, 2015. These shares have not yet been issued.

On May 15, 2014, the Company entered into a consulting agreement with a consultant to provide services as member of the Board of Directors in regards to the Company’s management and operation. The compensation for the services to be provided will be $10,000 per month payable in common stock of the Company from an effective date of May 30, 2014 to May 31, 2016.

On August 1, 2014, the Company entered into a consulting agreement with an consultant to provide advice relative to corporate and business services and to perform other related activities. Pursuant to the terms of the agreement, the Company will issue 100,000 common shares of the Company valued at $5,000. These shares were issued in full effective October 22, 2014.

Lease Commitment

On May 15, 2014, the Company entered into a sublease agreement for a term of twenty four and one half months and expiring on May 31, 2016. Future minimum rental payments required under operating lease (exclusive of other additional rent payments) are as follows:

Year ending June 30:
2015	$31,996
2016	30,044
Total minimum payments required	$62,040

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

9. Commitments and Contingencies - Continued

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

In April 2014, the Company signed a release and settlement agreement with O’Hare Energy Services Inc. (“O’Hare”) regarding unpaid fees and termination of a Non-Circumvention, Non-Disclosure and Fee Agreement dated April 19, 2013. Pursuant to the release and settlement agreement, the Company will pay to O’Hare:

i.	$100,000 for acquisition severance payment
ii.	$35,000 within 60 days of the date the option to purchase additional 25% of Tero Oilfield Services Ltd. (“Tero”) is exercised

As of March 31, 2015, the Company paid $75,000 (June 30, 2014 - $50,000) of the $100,000 acquisition severance payment and has not exercise the option to purchase additional investment in Tero.

On December 23, 2014, a member of the Board of Directors made demand for repayment of the debt by the company. In connection with the assignment of debt agreement and the demand, Mr. Walsh and the Company entered into a settlement agreement dated December 23, 2014 wherein the Company is to repay the debt to Mr. Walsh in full (Note 7). The Company also agreed to pay an aggregate of $150,000 to Mr. Walsh as a performance bonus for the services provided by Mr. Walsh for the period from August 2013 to March 2014 as related to the acquisition of Tero Oilfield Services Ltd. due on the following terms:

i.	an aggregate of $50,000 due immediately; and (paid $35,000)
ii.	an aggregate of $100,000 bearing no interest and due on the earlier of:
	a.	at the sole discretion of our company; or
	b.	the date of the sale, merger, amalgamation or other business combination or reorganization of our company.

On January 29, 2015, a lawsuit was filed against the Company for reimbursement of costs and disbursements including reasonable attorney’s, accountants and expert witness fees, in relations to the complaint for recovery of short-swing profits. On March 26, 2015, agreement was reached by all parties involved that upon payment $15,400, all outstanding claims will be settled and forever discharged.

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

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

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
March 31, 2015
(Unaudited)

11. Investment Held for Sale

Tero Oilfield Services Ltd (“Tero”)

On March 1, 2014, the Company acquired a 50% interest in Tero Oilfield Services Ltd. (“Tero”), a private company, in exchange for an aggregate of CDN$1,000,680 (US$906,700).

The Company has been granted an option to acquire an additional 25% of the shares in Tero for $500,000 by February 28, 2015.

Based on evaluation of the fair value of the investment less costs to sell, the fair value was less than the carrying value. The Company’s evaluation of the investment resulted in a total impairment charge of US$624,429 for the period ended March 31, 2015.

Summary financial results of Tero for the period ended March 31, 2015 are as follows:

Operations
US$

Disposal Well Revenues	$871,763
Operating expense	(875,631)
(3,868)
Provision for Income Taxes Recovery	3,220
Net income	$(648)

Equity in income of investment held for sale	$(324)

Summary financial position for Tero as at March 31, 2015 follows:

Financial Position

US$
Cash	$-
Other current assets	181,267
Property and equipment	358,652
Total Assets	$539,919

Current liabilities	$230,753
Long term debt	391,602
Total Liabilities	622,355

Capital stock	5
Retained earnings	(82,441)
Total Equity	(82,436)
Total Liabilities and Equity	$539,919

Investment Held for Sale:
Balance at June 30, 2014	$924,753
Equity in income	(324)
Impairment	(624,429)
Balance at March 31, 2015	$300,000

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

12. Subsequent Events

Issuances of Common Shares

On April 1, 2015, the Company issued 3,000,000 common shares at a market price of $0.018 per share for promissory note and interest conversion.

On April 1, 2015, the Company issued 3,822,000 common shares at a market price of $0.018 per share for promissory note and interest conversion.

On April 7, 2015, the Company issued 3,921,568 common shares at a market price of $0.009 per share for promissory note and interest conversion.

On April 7, 2015, the Company issued 4,500,000 common shares at a market price of $0.009 per share for promissory note and interest conversion.

On April 8, 2015, the Company issued 4,367,609 common shares at a market price of $0.008 per share for promissory note and interest conversion.

On April 10, 2015, the Company issued 5,000,000 common shares at a market price of $0.005 per share for promissory note and interest conversion.

On April 14, 2015, the Company issued 5,000,000 common shares at a market price of $0.005 per share for promissory note and interest conversion.

On April 14, 2015, the Company issued 5,000,000 common shares at a market price of $0.005 per share for promissory note and interest conversion.

On April 13, 2015, the Company issued 5,250,000 common shares at a market price of $0.005 per share for promissory note and interest conversion.

On April 16, 2015, the Company issued 8,483,394 common shares at a market price of $0.004 per share for warrants exercise.

On April 20, 2015, the Company issued 5,000,000 common shares at a market price of $0.004 per share for promissory note and interest conversion.

On April 20, 2015, the Company issued 5,000,000 common shares at a market price of $0.004 per share for promissory note and interest conversion.

On April 20, 2015, the Company issued 5,184,405 common shares at a market price of $0.004 per share for promissory note and interest conversion.

On April 20, 2015, the Company issued 6,000,000 common shares at a market price of $0.004 per share for promissory note and interest conversion.

On April 20, 2015, the Company issued 6,200,000 common shares at a market price of $0.004 per share for promissory note and interest conversion.

On April 21, 2015, the Company issued 1,076,923 common shares at a market price of $0.004 per share for warrants exercise.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

12. Subsequent Events - Continued

Issuances of Common Shares

On April 22, 2015, the Company issued 6,000,000 common shares at a market price of $0.002 per share for promissory note and interest conversion.

On April 22, 2015, the Company issued 2,958,580 common shares at a market price of $0.002 per share for promissory note and interest conversion.

On April 24, 2015, the Company issued 7,500,000 common shares at a market price of $0.002 per share for promissory note and interest conversion.

On April 23, 2015, the Company issued 6,471,951 common shares at a market price of $0.002 per share for promissory note and interest conversion.

On April 24, 2015, the Company issued 8,300,000 common shares at a market price of $0.002 per share for promissory note and interest conversion.

On April 27, 2015, the Company issued 5,250,000 common shares at a market price of $0.002 per share for promissory note and interest conversion.

On April 28, 2015, the Company issued 6,000,000 common shares at a market price of $0.001 per share for promissory note and interest conversion.

On April 28, 2015, the Company issued 7,860,681 common shares at a market price of $0.001 per share for promissory note and interest conversion.

On April 29, 2015, the Company issued 9,000,000 common shares at a market price of $0.001 per share for promissory note and interest conversion.

On April 30, 2015, the Company issued 9,800,000 common shares at a market price of $0.002 per share for promissory note and interest conversion.

On April 30, 2015, the Company issued 9,000,000 common shares at a market price of $0.002 per share for promissory note and interest conversion.

On April 30, 2015, the Company issued 9,000,000 common shares at a market price of $0.002 per share for promissory note and interest conversion.

On April 30, 2015, the Company issued 10,839,994 common shares at a market price of $0.002 per share for promissory note and interest conversion.

On April 30, 2015, the Company issued 9,716,815 common shares at a market price of $0.002 per share for promissory note and interest conversion.

On May 1, 2015, the Company issued 10,748,106 common shares at a market price of $0.001 per share for promissory note and interest conversion.

On May 1, 2015, the Company issued 9,800,000 common shares at a market price of $0.001 per share for promissory note and interest conversion.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2015
(Unaudited)

12. Subsequent Events - Continued

Issuances of Common Shares

On May 1, 2015, the Company issued 21,063,048 common shares at a market price of $0.001 per share for promissory note and interest conversion.

On May 5, 2015, the Company issued 14,727,449 common shares at a market price of $0.0011 per share for promissory note and interest conversion.

On May 5, 2015, the Company issued 15,778,495 common shares at a market price of $0.0011 per share for promissory note and interest conversion.

On May 5, 2015, the Company issued 15,000,000 common shares at a market price of $0.0011 per share for promissory note and interest conversion.

On May 4, 2015, the Company issued 10,000,000 common shares at a market price of $0.0013 per share for promissory note and interest conversion.

On May 7, 2015, the Company issued 18,154,990 common shares at a market price of $0.0008 per share for promissory note and interest conversion.

On May 7, 2015, the Company issued 15,000,000 common shares at a market price of $0.0008 per share for promissory note and interest conversion.

On May 7, 2015, the Company issued 9,800,000 common shares at a market price of $0.0008 per share for promissory note and interest conversion.

On May 7, 2015, the Company issued 15,000,000 common shares at a market price of $0.0008 per share for promissory note and interest conversion.

On May 8, 2015, the Company issued 15,778,495 common shares at a market price of $0.0009 per share for promissory note and interest conversion.

On May 8, 2015, the Company issued 15,000,000 common shares at a market price of $0.0009 per share for promissory note and interest conversion.

On May 8, 2015, the Company issued 18,500,000 common shares at a market price of $0.0009 per share for promissory note and interest conversion.

On May 8, 2015, the Company issued 15,000,000 common shares at a market price of $0.0009 per share for promissory note and interest conversion.

On May 12, 2015, the Company issued 18,154,990 common shares at a market price of $0.0008 per share for promissory note and interest conversion.

On May 11, 2015, the Company issued 18,548,242 common shares at a market price of $0.0009 per share for promissory note and interest conversion.

On May 12, 2015, the Company issued 17,802,198 common shares at a market price of $0.0008 per share for promissory note and interest conversion.

12. Subsequent Events - Continued

Issuances of Common Shares

On May 11, 2015, the Company issued 22,000,000 common shares at a market price of $0.0009 per share for promissory note and interest conversion.

On May 13, 2015, the Company issued 22,227,542 common shares at a market price of $0.0007 per share for promissory note and interest conversion.

On May 13, 2015, the Company issued 24,471,429 common shares at a market price of $0.0007 per share for promissory note and interest conversion.

On May 14, 2015, the Company issued 26,400,000 common shares at a market price of $0.0007 per share for promissory note and interest conversion.

On May 15, 2015, the Company issued 25,000,000 common shares at a market price of $0.0007 per share for promissory note and interest conversion.

Tero Oilfield Services Ltd (“Tero”)

On May 1, 2015, the Company entered into a Share Purchase Agreement with an individual to dispose the 50% interest in Tero for the purchase price of US$300,000. The purchase price shall be paid in two installments, with one installment of US$100,000 paid on the closing date of May 15, 2015 and the balance US$200,000 on or before June 1, 2015.

The Company has evaluated subsequent events from April 1, 2015, through the date of this report, and determined there are no other items to disclose.

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

On October 18, 2013, our company, through our then wholly owned subsidiary, Alta Disposal Ltd. (formerly 1617437 Alberta Ltd.), an Alberta, Canada corporation, completed the acquisition of 51% of the shares of Blue Tap Resources Inc. for total payment of CAD$466,547. As of September 30, 2013, CDN $300,000 (US$294,908) was paid regarding the acquisition. As a result of the share acquisition, Blue Tap Resources Inc. is now a partially owned subsidiary of our company through our wholly owned subsidiary, Alta Disposal Ltd. On January 22, 2014, Blue Tap Resources Inc. changed its name to Alta Disposal Morinville Ltd.

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

Additionally, Alta Disposal, Tero and Mr. Hofmann entered into an option agreement entitling Alta Disposal to purchase up to an additional 25% of the issued and outstanding common shares of Tero from Mr. Hofmann exercisable at a price of $500,000 for a period of one year. We have subsequently sold our interest in Tero on May 1, 2015 as further described below.

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

On July 3, 2013, Lithium Exploration VIII and Golden Virtue elected to convert the note and accrued interest in the combined aggregate amount of CAD$83,057.53 (USD$78,743) into common shares of our company. Pursuant to this election, we issued an aggregate of 954,461 shares of our common stock at the price of USD$0.0825 per share (based on pre-split basis where on January 19, 2015 our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one (1) new share of common stock).

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

As part of the November 8, 2011 agreement, our officer and director, Alexander Walsh, agreed to provide Glottech-USA with the option, for a period of 12 months from delivery of the first unit, to acquire 2,000,000 shares of our common stock currently held by him (based on pre-split basis where on January 19, 2015 our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one (1) new share of common stock), for a total price of $1.00. Additionally, if, for any reason, Mr. Walsh failed to deliver the 2,000,000 shares of our common stock (based on pre-split basis where on January 19, 2015 our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one (1) new share of common stock) to Glottech-USA, we agreed to issue the shares from treasury.

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

Pursuant to the sales agency agreement we were appointed as sales agent for the patented mechanical ultrasound technology within Canada. Our appointment is exclusive within the field of non petro-chemical mining and non-exclusive in all other fields of use. In consideration of the sales agency rights, we agreed to issue to GD Glottech International 2,000,000 common shares of our capital stock (based on pre-split basis where on January 19, 2015 our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one (1) new share of common stock), which obligation has been satisfied through the transfer to GD Glottech International of 2,000,000 shares (based on pre-split basis where on January 19, 2015 our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one (1) new share of common stock) held by our officer and director, Alexander Walsh. It was the explicit intention of the parties that this share transfer fulfills the prior obligations of Alexander Walsh and our company with respect to the option contemplated in the March and November 2011 agreements with Glottech-USA.

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

In accordance with the letter of intent, we acquired, through our wholly owned subsidiary, Alta Disposal Ltd., 51% of the outstanding securities of Alta Disposal Morinville (being 510,000 common shares (based on pre-split basis where on January 19, 2015 our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one (1) new share of common stock)) in consideration of an aggregate investment of CDN$466,547 (approximately USD$453,204) in Alta Disposal Morinville’s waste water disposal facility located in Morinville, Alberta, where Alta Disposal Morinville holds a 100% working interest in 17 freehold mineral leases. There are currently two standing natural gas wells and one disposal well located on the leases, including water disposal facilities, tanks and equipment. Payment of an initial CDN$300,000 (USD$291,000) of the CDN$466,547 aggregate investment was made pursuant to a secured convertible debenture which has been fully converted into common shares of Alta Disposal Morinville. The Alta Disposal Morinville leases are subject to a 3% gross overriding royalty held by Mr. Vincent Murphy pursuant to a gross overriding royalty agreement dated June 30, 2013. The royalty is payable on all fluids separated, treated, or otherwise enhanced for sale on the lease property.

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

Pursuant to the Shareholders Agreement, Alta Disposal may continue to fund the current capital requirements of Alta Disposal Morinville up to an aggregate of $420,000 in consideration of additional shares of Alta Disposal Morinville at the rate of 163,250 shares (equivalent to approximately 5% of Alta Disposal Morinville’s common shares on a diluted basis) (based on pre-split basis where on January 19, 2015 our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one (1) new share of common stock) for each $105,000 funded until Alta Disposal holds an aggregate of 70% of Alta Disposal Morinville’s outstanding common shares. If Alta Disposal elects to fund the on-going capital requirements of Alta Disposal Morinville beyond the aggregate of $870,000, any such funds advanced by Alta Disposal will be deemed to be funds loaned by Alta Disposal to Alta Disposal Morinville on a non-interest bearing, unsecured bridge loan basis.

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

Tero Oilfield Services Ltd. Acquisition (and Disposition)

On August 20, 2013, we entered into a letter of intent with Tero Oilfield Services Ltd., a private company, pursuant to which Tero agreed to sell up to 75% of the issued and outstanding common shares of Tero to our company in exchange for payment in the amount of $1,500,000.

On March 1, 2014, Alta Disposal Ltd., our wholly-owned subsidiary, entered into a share purchase agreement with Tero and Garry Hofmann, the sole shareholder of Tero. Pursuant to the agreement, Mr. Hofmann agreed to sell and we agreed to purchase 50% of the issued and outstanding common shares of Tero (the “Tero Shares”) in exchange for an aggregate of CAD$1,000,000. As part of the share purchase by Alta Disposal, on February 22, 2014, Tero declared a dividend in the amount of $307,104, payable to Mr. Hofmann by way of a promissory note.

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

On May 1, 2015, Alta Disposal entered into a share purchase agreement with Natel Hofmann and Tero Oilfield Services Ltd. for the sale of the Tero Shares by Alta Disposal to Ms. Hofmann in exchange for an aggregate of $300,000 (the “Purchase Price”). The Purchase Price was payable in an aggregate of $100,000 on May 15, 2015 and $200,000 on June 1, 2015.

Loans of Our Company

Since March 2014, our company has received various loans from unrelated third party that are listed below.  These loans are convertible into shares of our company pursuant to the terms of the loan agreements.  In the description below of the loans and the conversions of debt into shares, the warrant issuance and debt to share conversions prior to January 19, 2015 are on a share pre-split basis as our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on January 19, 2015 on a basis of 20 old shares of common stock for one (1) new share of common stock (the “Share Split”). All the loans have terms that make them subject to the Share Split.

Loan Agreements with JDF Capital Inc.

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
  On April 1, 2015, we issued 3,822,000 common shares for promissory note and interest conversion of $22,932.
  On April 7, 2015, we issued 3,921,568 common shares for promissory note and interest conversion of $20,000.
  On April 14, 2015, we issued 5,000,000 common shares for promissory note and interest conversion of $15,250.
  On April 15, 2015, we issued 5,000,000 common shares for promissory note and interest conversion of $12,000.
  On April 20, 2015, we issued 5,000,000 common shares for promissory note and interest conversion of $10,000.
  On April 21, 2015, we issued 5,000,000 common shares for promissory note and interest conversion of $6,500.
  On April 27, 2015, we issued 6,000,000 common shares for promissory note and interest conversion of $7,200.
  On April 30, 2015, we issued 6,000,000 common shares for promissory note and interest conversion of $6,000.
  On May 4, 2015, we issued 9,000,000 common shares for promissory note and interest conversion of $5,850.
  On May 7, 2015, we issued 10,000,000 common shares for promissory note and interest conversion of $6,500.
  On May 11, 2015, we issued 15,000,000 common shares for promissory note and interest conversion of $6,375.
  On May 12, 2015, we issued 15,000,000 common shares for promissory note and interest conversion of $5,250.

As at the date of this report $8,393 of the note and the full amount of the warrants remain unconverted and outstanding.

On March 3, 2015, JDF Capital, LG Capital Funding, LLC and our company agreed to assign an aggregate of $50,000 from the note of JDF Capital to LG Capital and amend the conversion price to equal to 65% of the lowest closing price of the our common stock for the last 20 trading days prior to conversion, as well as 10% per annum interest. As at the date of this report, we have made the following issuances of common stock in conversion of this convertible note:

  On April 21, 2015, we issued 5,184,405 common shares for promissory note and interest conversion of $10,109.59.

  On May 4, 2015, we issued 3,810,301 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $8,061.08.

As at the date of this report, there remains a balance $32,050 in principal payable pursuant to the note.

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

As at the date of this report, $600,000 has been funded pursuant to the note which amount remains unconverted and outstanding.

On March 9, 2015, JDF Capital and Blue Citi PR, LLC agreed to assign an aggregate of $100,000 from the note of JDF Capital (that was issued from our company) to LG Capital. As at the date of this report, the note which amount remains unconverted and outstanding.

  On April 29, 2015, we issued 2,958,580 common shares for promissory note and interest conversion of $5,000.
  On May 4, 2015, we issued 9,000,000 common shares for promissory note and interest conversion of $7,605.
  On May 11, 2015, we issued 15,000,000 common shares for promissory note and interest conversion of $6,825.
  On May 13, 2015, we issued 17,802,198 common shares for promissory note and interest conversion of $8,100.
  On May 15, 2015, we issued 25,000,000 common shares for promissory note and interest conversion of $9,750.

As at the date of this report, there remains a balance of $62,720 unconverted and payable pursuant to the note.

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
  On April 22, 2015, we issued 6,200,000 common shares for promissory note and interest conversion of $8,060.
  On April 30, 2015, we issued 8,300,000 common shares for promissory note and interest conversion of $8,715.
  On May 12, 2015, we issued 18,500,000 common shares for promissory note and interest conversion of $6,475.
  On May 15, 2015, we issued 26,400,000 common shares for promissory note and interest conversion of $8,715.

As at the date of this report, there remains a balance of $93,285 unconverted and payable pursuant to the note.

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
  On April 14, 2015, we issued 4,367,609 common shares for promissory note and interest conversion of $18,474.99.

As at the date of this report, there remains no balance payable pursuant to the note.

Loan Agreement with LG Capital Funding, LLC

On March 3, 2015, we entered into a securities purchase agreement with LG Capital Funding, LLC, pursuant to which LG Capital provided our company with an aggregate investment of $29,000 in consideration of our issuance of convertible promissory notes. We issued LG Capital a convertible promissory note with 10% interest due March 3, 2016 and convertible into common shares on a cashless basis at a price of 65% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice.

As at the date of this report, there remains a balance of $29,000 unconverted and payable pursuant to the note.

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

In addition, we issued an aggregate of 1,481,481 warrants to St. George Investments in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.0675 and expire after a term of five years. As at the date of this report we have made the following issuances of common stock in exercise of the February 28, 2014 warrant:

  On April 2, 2015, we issued 8,483,394 common shares by cashless exercise.
  On April 24, 2015, we issued 7,235,023 common shares by cashless exercise.

Due to the above warrant exercises, there remains no balance of the February 28, 2014 warrant.

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
  On April 2, 2015, we issued 3,000,000 common shares for promissory note and interest conversion of $18,000.
  On April 8, 2015, we issued 4,500,000 common shares for promissory note and interest conversion of $22,950.
  On April 15, 2015, we issued 5,000,000 common shares for promissory note and interest conversion of $12,250.
  On April 21, 2015, we issued 6,000,000 common shares for promissory note and interest conversion of $7,800.
  On April 27, 2015, we issued 7,500,000 common shares for promissory note and interest conversion of $7,875.
  On May 1, 2015, we issued 9,000,000 common shares for promissory note and interest conversion of $6,300.

As at the date of this report, there remains a balance of $21,315 unconverted and payable pursuant to the note.

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

In addition, we issued an aggregate of 2,000,000 warrants to Iconic in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.05 and expire after a term of three years. As at the date of this report, we have made the following issuances of common stock in cashless exercise of the March 3, 2014 warrant:

  On April 14, 2015, we issued 1,076,923 common shares.

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
  On April 2, 2015, we issued 4,166,712 common shares the promissory note and interest conversion of $21,524.
  On May 5, 2015, we issued 21,063,048 common shares the promissory note and interest conversion of $14,350.

As at the date of this report, there remains a principal balance of $29,126 unconverted and payable pursuant to the note.

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

Loan Agreement with Cardinal Capital Group, Inc.

On October 31, 2014, we entered into a securities purchase agreement with Cardinal Capital Group, Inc., pursuant to which Cardinal Capital provided our company with an aggregate investment of $50,000 in consideration of our issuance of a convertible promissory note. We issued Cardinal Capital a convertible promissory note of $59,500 comprised of $6,000 in interest and $3,500 in legal fees and due in two years. The note is convertible into shares of our common stock at the lesser of $0.005 or 65% of the lowest trade price of our common stock during the 20 trading days immediately preceding a conversion date. As at the date of this report, we have made the following issuances of common stock in conversion of the October 31, 2014 note:

  On May 1, 2015, we issued 9,800,000 common shares for promissory note and interest conversion of $9,800.

  On May 4, 2015, we issued 9,800,000 common shares for promissory note and interest conversion of $9,800.
  On May 7, 2015, we issued 9,800,000 common shares for promissory note and interest conversion of $4,459.
  On May 11, 2015, we issued 22,000,000 common shares for promissory note and interest conversion of $10,010.

As at the date of this report, there remains a balance of $15,931 unconverted and payable pursuant to the note.

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

As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

  On April 22, 2015, we issued 5,250,000 common shares the promissory note and interest conversion of $16,721.25.
  On April 30, 2015, we issued 5,250,000 common shares the promissory note and interest conversion of $5,801.25.
  On May 4, 2015, we issued 10,839,994 common shares the promissory note and interest conversion of $9,159.79.
  On May 11, 2015, we issued 15,778,495 common shares the promissory note and interest conversion of $9,230.42.
  On May 12, 2015, we issued 18,548,242 common shares the promissory note and interest conversion of $8,439.45.

There remains a principal balance of $71,147.84 unconverted and payable pursuant to the note.In addition on August 22, 2014, we issued an aggregate of 4,303,571 warrants to InLight Capital Partners, LLC in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.28 and expire after a term of five years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

Loan Agreement with Louis Feld

On February 6, 2015, Louis Feld provided our company with an aggregate investment of $88,500 in consideration of our issuance of a $88,500 convertible promissory note and warrants with an aggregate exercise price of $88,500. We issued Mr. Feld a convertible promissory note with 12% interest due August 6, 2016 and convertible into common shares on a cashless basis at a price of 65% of the lowest closing bid price of our common shares during the prior 20 trading days. As at the date of this report, there remains the entire balance unconverted and payable pursuant to the note.

Loan Agreement with River North Equity LLC

On February 24, 2015, River North provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes. We issued River North a convertible promissory note with 12% interest due August 24, 2016 and convertible into common shares on a cashless basis at a price of 65% of the lowest closing bid price of our common shares during the prior 25 trading days including the delivery of any related conversion notice. As at the date of this report, we have made the following issuances of common stock in conversion of the February 24, 2015 note:

  On April 27, 2015, we issued 6,471,951 common shares for promissory note and interest conversion of $7,766.34.
  On April 29, 2015, we issued 7,860,681 common shares for promissory note and interest conversion of $7,860.68.
  On May 4, 2015, we issued 9,716,815 common shares for promissory note and interest conversion of $7,287.61.
  On May 5, 2015, we issued 14,727,449 common shares for promissory note and interest conversion of $9,572.84.
  On May 11, 2015, we issued 15,778,495 common shares for promissory note and interest conversion of $6,311.40.
  On May 14, 2015, we issued 22,227,542 common shares for promissory note and interest conversion of $8,891.02.

As at the date of this report, there remains a balance of $55,931.46 unconverted and payable pursuant to the note.

Loan Agreement with JDF Capital Inc.

On April 15, 2015, JDF Capital provided our company with a $50,000 loan with 10% interest per annum due April 15, 2015.

Other Business Matters

On October 24, 2012, we entered into a share exchange agreement dated October 18, 2012, with Alexander Walsh, our president and director. Pursuant to the agreement, on October 25, 2012 we issued to Mr. Walsh 20,000,000 Series A Convertible Preferred shares in our capital stock in consideration of the cancellation and return to treasury of 20,000,000 shares of our common stock (based on pre-split basis where on January 19, 2015 our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one (1) new share of common stock) held by Mr. Walsh. The Series A Convertible Preferred Shares have a par value of $0.001 per share and are convertible on a one for one basis into shares of our common stock after a one year hold period. There are no other preferential rights attached to the Series A Convertible Preferred Shares. Mr. Walsh established a series of a 10b5-1 Sales Plans in connection with an overall asset diversification strategy. Sales transactions occurring under Mr. Walsh’s 10b5-1 Plans were disclosed publicly through Form 4 filings with the SEC and are subject to the restrictions and filing requirements of Rule 144.

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

Effective January 1, 2014, we entered into a consulting agreement for a term of 12 months with International Compass, LLC for the services of Bryan Kleinlein as chief financial officer of our company. As compensation, we agreed to pay to International Compass $12,000 per month during the term of the agreement payable in cash and/or common shares of our company that were previously registered on Form S-8 at our sole discretion. The value of the shares of our company issued as compensation, if any, shall be based on the volume weighted average trading closing price of the shares of our company in the five (5) trading days immediately preceding the date(s) which the shares are due. Mr. Kleinlein was first appointed as our chief financial officer on May 15, 2012. Effective October 22, 2014, we entered into an amending agreement with International Compass. Pursuant to this amending agreement, the term of the agreement dated January 1, 2014 with International Compass was reduced from 12 months to 10 months. As consideration to International Compass for agreeing to enter into the amending agreement, we agreed to pay Mr. Kleinlein an aggregate of $30,000, payable in our S-8 shares with a deemed price per share equal to the volume weighted average trading close price of the shares in the five trading days immediately preceding the amending agreement. As a result, we issued Mr. Kleinlein an aggregate of 7,630,987 S-8 shares on October 22, 2014 (based on pre-split basis where on January 19, 2015 our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one (1) new share of common stock). Mr. Kleinlein resigned as our chief financial officer as of November 1, 2014.

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

On April 28, 2014, we entered into a consulting agreement, with our director, Brandon Colker, to provide services on behalf of our company. Pursuant to the terms of the consulting agreement, Mr. Colker will receive compensation of $12,000 in unregistered restricted common shares of our company's common stock at a deemed value of $0.05 per share (based on pre-split basis where on January 19, 2015 our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one (1) new share of common stock) and issuable on May 15, 2014. Our company has not yet issued these shares.

Effective May 30, 2014, we entered into a consulting agreement with Robert Gomer. Pursuant to this agreement, Mr. Gomer is to assist us with the current business of testing ultrasonic generator technology and performing services customary expected of a consultant for a term of six months. In exchange for these services that are to be provided to us, we agreed to issue an aggregate of $10,000 per month, payable in two sums of $30,000 and in our S-8 shares with a deemed price per share equal to the volume weighted average trading close price of the shares in the five trading days immediately preceding the amending agreement. As a result, we issued Mr. Gomer an aggregate of 1,167,316 S-8 shares (based on pre-split basis where on January 19, 2015 our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one (1) new share of common stock) on September 1, 2014. As of the date of this report the agreement has not been renewed.

Effective August 1, 2014, we entered into a consultant agreement with TEN Associates LLC. Pursuant to this agreement, TEN Associates is to provide advice relative to corporate and business services and to perform other related activities as directed by us. In exchange for these services that are to be provided to us, we agreed to issue 2,000,000 common shares of our company (based on pre-split basis where on January 19, 2015 our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one (1) new share of common stock) to TEN Associates.

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

Results of Operations

We have generated minimal revenues since inception and have incurred $406,287 and $923,916 respectively, in operating expenses for the three and nine month periods ended March 31, 2015.

The following provides selected financial data about our company for the three and nine month periods ended March 31, 2015 and 2014.

Three months ended March 31, 2015 and 2014.

	Three months		Three months
	Ended		Ended
	March 31,		March31,
	2015		2014
Revenue	$16,176		$17,882
Operating expenses	$(1,040,130)		$(536,842)
Other income (expenses):
Other recovery	$80,524	$	Nil
Interest expense	$(146,468)		$(1,984,721)
Gain (loss) on change in fair value of derivative liability	$(819,513)		$42,768
Fair value of warrants issued	$(865,239)		$(2,309,345)
Equity in income (loss) of unconsolidated affiliate	$(6,469)		$5,473
Net loss	$(1,142,093)		$(4,764,785)

Operating expenses for the three months ended March 31, 2015 increased as a result of increases in selling, general and administrative and impairment loss expenses.

Nine months ended March 31, 2015 and 2014.

	Nine months		Nine months
	ended		ended
	March 31,		March 31,
	2015		2014
Revenue	$57,476		$17,882
Operating expenses	$(1,964,046)		$(1,640,913)
Other income (expenses):
Interest expense	$(2,818,008)		$(2,835,206)
Other recovery	$80,524	$	Nil
Gain (loss) on change in fair value of derivative liability	$3,638,090		$(2,103,614)
Fair value of warrants issued	$(962,309)	$	Nil
Equity in income (loss) of unconsolidated affiliate	$(324)		$5,473
Net loss	$(1,968,597)		$(6,556,378)

Operating expenses for the nine months ended March 31, 2015 increased as a result of increases in selling, general and administrative and impairment loss expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2015, and June 30, 2014, respectively.

Working Capital

	As at	As at
	March 31,	June 30,
	2015	2014
Total current assets	$115,191	$138,013
Total current liabilities	$1,230,301	$3,417,902
Working capital (deficit)	$(1,115,110)	$(3,279,889)

Cash Flows

		Nine Months	Nine Months
		ended	ended
		March 31,	March 31,
		2015	2014
Net cash used in operating activities		$(897,997)	$(1,028,195)
Net cash used in investing activities	$	Nil	$(1,055,195)
Net cash provided by financing activities		$908,668	$2,577,077
Effect of foreign exchange on cash		$(21,831)	$(10,780)
Increase (Decrease) in cash		$(11,610)	$482,907

We had cash and cash equivalents of $58,572 as of March 31, 2015 compared to cash and cash equivalents of $69,732 as of June 30, 2014. We had a working capital deficit of $1,115,110 as of March 31, 2015 compared to a working capital deficit of $3,279,889 as of June 30, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $58,572 and $69,732 in cash and cash equivalents at March 31, 2015 and June 30, 2014, respectively.

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

No significant realized exchange gain or losses were recorded as of March 31, 2015 to June 30, 2014.

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

The relevant translation rates are as follows: For the period ended March 31, 2015 closing rate at 0.07885 CND$: US$, average rate at 0.8655 CND$: US$ and for year ended June 30, 2014 closing rate at 0.9367 CND$: US$ average rate at 0.9341 CND$: US$

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at March 31, 2015 and June 30, 2014, our company had no material items of other comprehensive income except for foreign currency translation adjustment.

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

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

Lithium Exploration Group v. Glottech-USA, et al.

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

Pursuant to the sales agency agreement we were appointed as sales agent for the patented mechanical ultrasound technology within Canada. Our appointment is exclusive within the field of non petrochemical mining and non-exclusive in all other fields of use. In consideration of the sales agency rights, we agreed to issue to GD Glottech International 2,000,000 common shares of our capital stock, which obligation has been satisfied through the transfer to GD Glottech International of 2,000,000 shares held by our officer and director, Alexander Walsh. It was the explicit intention of the parties that this share transfer fulfills the prior obligations of Alexander Walsh and our company with respect to the option contemplated in the March and November 2011 agreements with Glottech-USA. We will receive a royalty in respect of sales of the technology secured by us. The term of the initial agreement will be for 5 years with the possibility of extension if sales targets are achieved.

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

The case remained largely inactive and on December 10, 2014, the parties attended an administrative conference. At the conclusion of the administrative conference, the parties advised that they had reached a settlement whereby the adverse parties agreed to general releases against each other, with each party to bear its own attorney’s fees and costs. However, due in large part to the Mississippi dissolution proceedings, the parties have not yet finalized the settlement. We are reasonably hopeful that the matter will soon be resolved, either through written agreement or through court enforcement of the terms stated upon the record on December 10, 2014.

We continue to believe that Glottech-USA has insufficient capital to continue as an ongoing business. We have provided full consideration to Glottech-USA and complied with all other agreed upon terms of the original agreement(s).

Donoghue v. Lithium Exploration Group, Inc. and Richard A. Walsh.

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

On January 31, 2014, attorneys representing shareholders of our company (the “Plaintiff”) served us with a notice to recover their respective fees related to notifying us of the Short-Swing Profit (the “Fees”). On March 26, 2015, we settled the Fees with the Plaintiff for an aggregate of $15,400.

Item 1A.    Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

We made the following issuances of our common stock, which have not been previously disclosed, with respect to the conversion amounts pursuant to convertible notes. The following issuances of shares of our company in the description below prior to January 19, 2015 are on a share pre-split basis as our board of directors approved the Share Split:

Loan Agreement with JDF Capital Inc.

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

  On April 1, 2015, we issued 3,822,000 common shares for promissory note and interest conversion of $22,932.
  On April 7, 2015, we issued 3,921,568 common shares for promissory note and interest conversion of $20,000.
  On April 14, 2015, we issued 5,000,000 common shares for promissory note and interest conversion of $15,250.
  On April 15, 2015, we issued 5,000,000 common shares for promissory note and interest conversion of $12,000.
  On April 20, 2015, we issued 5,000,000 common shares for promissory note and interest conversion of $10,000.
  On April 21, 2015, we issued 5,000,000 common shares for promissory note and interest conversion of $6,500.
  On April 27, 2015, we issued 6,000,000 common shares for promissory note and interest conversion of $7,200.

  On April 30, 2015, we issued 6,000,000 common shares for promissory note and interest conversion of $6,000.
  On May 4, 2015, we issued 9,000,000 common shares for promissory note and interest conversion of $5,850.
  On May 7, 2015, we issued 10,000,000 common shares for promissory note and interest conversion of $6,500.
  On May 11, 2015, we issued 15,000,000 common shares for promissory note and interest conversion of $6,375.
  On May 12, 2015, we issued 15,000,000 common shares for promissory note and interest conversion of $5,250.

As at the date of this report $8,393 of the note and the full amount of the warrants remain unconverted and outstanding.

On March 9, 2015, JDF Capital and Blue Citi PR, LLC agreed to assign an aggregate of $100,000 from the note of JDF Capital (that was issued from our company) to LG Capital. As at the date of this report, the note which amount remains unconverted and outstanding.

  On April 29, 2015, we issued 2,958,580 common shares for promissory note and interest conversion of $5,000.
  On May 4, 2015, we issued 9,000,000 common shares for promissory note and interest conversion of $7,605.
  On May 11, 2015, we issued 15,000,000 common shares for promissory note and interest conversion of $6,825.
  On May 13, 2015, we issued 17,802,198 common shares for promissory note and interest conversion of $8,100.
  On May 15, 2015, we issued 25,000,000 common shares for promissory note and interest conversion of $9,750.

As at the date of this report, there remains a balance of $62,720 unconverted and payable pursuant to the note.

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

  On April 22, 2015, we issued 6,200,000 common shares for promissory note and interest conversion of $8,060.
  On April 30, 2015, we issued 8,300,000 common shares for promissory note and interest conversion of $8,715.
  On May 12, 2015, we issued 18,500,000 common shares for promissory note and interest conversion of $6,475.
  On May 15, 2015, we issued 26,400,000 common shares for promissory note and interest conversion of $8,715.

As at the date of this report, there remains a balance of $93,285 unconverted and payable pursuant to the note.

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

  On April 14, 2015, we issued 4,367,609 common shares for promissory note and interest conversion of $18,474.99.

As at the date of this report, there remains no balance payable pursuant to the note.

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

In addition, we issued an aggregate of 1,481,481 warrants to St. George Investments in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.0675 and expire after a term of five years. As at the date of this report we have made the following issuances of common stock in exercise of the February 28, 2014 warrant:

  On April 2, 2015, we issued 8,483,394 common shares by cashless exercise.
  On April 24, 2015, we issued 7,235,023 common shares by cashless exercise.

Due to the above warrant exercises, there remains no balance of the February 28, 2014 warrant.

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

  On April 2, 2015, we issued 3,000,000 common shares for promissory note and interest conversion of $18,000.
  On April 8, 2015, we issued 4,500,000 common shares for promissory note and interest conversion of $22,950.
  On April 15, 2015, we issued 5,000,000 common shares for promissory note and interest conversion of $12,250.
  On April 21, 2015, we issued 6,000,000 common shares for promissory note and interest conversion of $7,800.
  On April 27, 2015, we issued 7,500,000 common shares for promissory note and interest conversion of $7,875.
  On May 1, 2015, we issued 9,000,000 common shares for promissory note and interest conversion of $6,300.
  On May 7, 2015, we issued 15,000,000 common shares for promissory note and interest conversion of $7,500.
  On May 12, 2015, we issued 15,000,000 common shares for promissory note and interest conversion of $5,250.
  On May 14, 2015, we issued 9,000,000 common shares for promissory note and interest conversion of $8,565.

As at the date of this report, there remains a balance of Nil unconverted and payable pursuant to the note.

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

In addition, we issued an aggregate of 2,000,000 warrants to Iconic in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.05 and expire after a term of three years. As at the date of this report, we have made the following issuances of common stock in cashless exercise of the March 3, 2014 warrant:

  On April 14, 2015, we issued 1,076,923 common shares.

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

As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

  On April 2, 2015, we issued 4,166,712 common shares the promissory note and interest conversion of $21,524.
  On May 5, 2015, we issued 21,063,048 common shares the promissory note and interest conversion of $14,350.
  On May 11, 2015, we issued 18,154,990 common shares the promissory note and interest conversion of $5,400.
  On May 12, 2015, we issued 18,154,990 common shares the promissory note and interest conversion of $5,400.

As at the date of this report, there remains a balance of $23,726 unconverted and payable pursuant to the note.

Loan Agreement with Cardinal Capital Group, Inc.

On October 31, 2014, we entered into a securities purchase agreement with Cardinal Capital Group, Inc., pursuant to which Cardinal Capital provided our company with an aggregate investment of $50,000 in consideration of our issuance of a convertible promissory note. We issued Cardinal Capital a convertible promissory note of $59,500 comprised of $6,000 in interest and $3,500 in legal fees and due in two years. The note is convertible into shares of our common stock at the lesser of $0.005 or 65% of the lowest trade price of our common stock during the 20 trading days immediately preceding a conversion date. As at the date of this report, we have made the following issuances of common stock in conversion of the October 31, 2014 note:

  On May 1, 2015, we issued 9,800,000 common shares for promissory note and interest conversion of $9,800.
  On May 4, 2015, we issued 9,800,000 common shares for promissory note and interest conversion of $9,800.
  On May 7, 2015, we issued 9,800,000 common shares for promissory note and interest conversion of $4,459.
  On May 11, 2015, we issued 22,000,000 common shares for promissory note and interest conversion of $10,010.

As at the date of this report, there remains a balance of $15,931 unconverted and payable pursuant to the note.

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

As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

  On April 22, 2015, we issued 5,250,000 common shares the promissory note and interest conversion of $16,721.25.
  On April 30, 2015, we issued 5,250,000 common shares the promissory note and interest conversion of $5,801.25.
  On May 4, 2015, we issued 10,839,994 common shares the promissory note and interest conversion of $9,159.79.
  On May 11, 2015, we issued 15,778,495 common shares the promissory note and interest conversion of $9,230.42.
  On May 12, 2015, we issued 18,548,242 common shares the promissory note and interest conversion of $8,439.45.

There remains a balance of $71,147.84 unconverted and payable pursuant to the note.

Loan Agreement with River North Equity LLC

On February 24, 2015, River North provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes. We issued River North a convertible promissory note with 12% interest due August 24, 2016 and convertible into common shares on a cashless basis at a price of 65% of the lowest closing bid price of our common shares during the prior 25 trading days including the delivery of any related conversion notice. As at the date of this report, we have made the following issuances of common stock in conversion of the February 24, 2015 note:

  On April 27, 2015, we issued 6,471,951 common shares for promissory note and interest conversion of $7,766.34.
  On April 29, 2015, we issued 7,860,681 common shares for promissory note and interest conversion of $7,860.68.
  On May 4, 2015, we issued 9,716,815 common shares for promissory note and interest conversion of $7,287.61.
  On May 5, 2015, we issued 14,727,449 common shares for promissory note and interest conversion of $9,572.84.
  On May 11, 2015, we issued 15,778,495 common shares for promissory note and interest conversion of $6,311.40.
  On May 14, 2015, we issued 22,227,542 common shares for promissory note and interest conversion of $8,891.02.

As at the date of this report, there remains a balance of $55,931.46 unconverted and payable pursuant to the note.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

On January 19, 2015, our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one (1) new share of common stock. Stockholders of our company originally approved the reverse stock split on October 14, 2014 at a special meeting. Upon effect of the reverse stock split our issued and outstanding shares will decrease from 1,571,669,638 to 78,583,482 shares of common stock, with a par value of $0.001. Our authorized share capital will remain unchanged.

The reverse stock split has been reviewed by the Financial Industry Regulatory Authority (“FINRA”) and has been approved for filing with an effective date of February 25, 2015.

The reverse split was effective with the Over-the-Counter Bulletin Board at the opening of trading on February 25, 2015 under the symbol “LEXGD”. Our new CUSIP number is 53680P209.

Effective February 12, 2015, Brandon Colker resigned as a director of our company. Mr. Colker's resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Our board of directors now consists solely of Alexander Walsh.

Item 6.      Exhibits

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB- 2 filed on September 20, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)
3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8- K/A filed on April 23, 2009)
3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)
3.6	Certificate of Amendment dated October 17, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
3.7	Articles of Incorporation of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.)(incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.8	Certificate of Amendment of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.9	Bylaws of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.10	Certificate of Incorporation of 1617437 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.11	Articles of Amendment of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.12	Bylaws of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
(10)	Material Contracts
10.1	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011)
10.2	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011)
10.3	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.4	Registration Rights Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.5	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.6	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.7	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.8	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.9	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)
10.10	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)
10.11	Letter Agreement between our company and Glottech-USA, LLC dated November 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 21, 2011)
10.12	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
10.13	Debenture between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
10.14	Debenture between our company and Hagen Investments Ltd. dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 18, 2012)
10.15	Option Agreement between our company and GD Glottech International, Limited dated August 14, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)
10.16	Amendment Agreement between our company and Hagen Investments Ltd. dated September 17, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 18, 2012)

10.17	License Agreement between our company and GD Glottech-International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)
10.18	Sales Agreement between our company and GD Glottech International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)
10.19	Certificate of Designation, Series A Preferred Convertible Stock (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)
10.20	Share Exchange Agreement between our company and Alexander Walsh dated October 18, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)
10.21	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)
10.22	Securities Purchase Agreement between our company and JDF Capital Inc. dated February 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 25, 2013)
10.23	Rule 10b5-1 Sales Plan, Client Representations, and Sales Instructions (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2013)
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

10.30	Assignment Agreement dated October 31, 2013 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2013)
10.31	Consulting Agreement dated January 1, 2014 between our company and International Compass, LLC (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2014)
10.32	Amendment and Settlement Agreement dated January 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
10.33	Securities Purchase Agreement dated as of February 23, 2014 between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.34	Form of Convertible Promissory Note between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.35	Form of Common Stock Purchase Warrant between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.36	Securities Purchase Agreement dated as of February 27, 2014 between our company and Centaurian Fund. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.37	Form of Convertible Promissory Note between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.38	Form of Common Stock Purchase Warrant between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.39	Securities Purchase Agreement dated as of February 27, 2014 between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.40	Form of Convertible Promissory Note between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.41	Securities Purchase Agreement dated as of February 28, 2014 between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.43	Form of Convertible Promissory Note between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.44	Form of Common Stock Purchase Warrant between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.45	Securities Purchase Agreement dated as of February 28, 2014 between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.45	Form of Convertible Promissory Note between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.46	Form of Common Stock Purchase Warrant between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.47	Securities Purchase Agreement dated as of March 3, 2014 between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.48	Form of Convertible Promissory Note between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.49	Form of Common Stock Purchase Warrant between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.50	Securities Purchase Agreement dated as of March 3, 2014 between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.51	Form of Convertible Promissory Note between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.52	Form of Common Stock Purchase Warrant between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.53	Securities Purchase Agreement dated as of March 3, 2014 between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.54	Form of Convertible Promissory Note between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.55	Form of Common Stock Purchase Warrant between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.56	Securities Purchase Agreement dated as of March 3, 2014 between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.57	Form of Convertible Promissory Note between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.58	Form of Common Stock Purchase Warrant between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.59	Securities Purchase Agreement dated as of March 3, 2014 among our company, Alta Disposal Ltd., and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.60	Form of Convertible Promissory Note among Alta Disposal Ltd. and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.61	Form of Common Stock Purchase Warrant between our company and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.62	Securities Purchase Agreement dated as of March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3,
10.63	2014) Form of Convertible Promissory Note between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.64	Form of Common Stock Purchase Warrant between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.65	Securities Purchase Agreement dated as of March 1, 2014 between Alta Disposal Ltd. and Tero Oilfield Services Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.66	Employment Agreement with Alexander Walsh dated January 12, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2014)
10.67	Consulting Agreement with Brandon Colker dated April 28, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on October 14, 2014)
10.68	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.69	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.70	Form of Stock Grant Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.71	Securities Purchase Agreement dated July 22, 2014 between our company and JDF Capital Inc. Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.72	Convertible Promissory Note dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.73	Common Stock Purchase Warrant dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.74	General Security Agreement dated July 22, 2014 between Alta Disposal Ltd. and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.75	Consultant Agreement dated May 30, 2014 between our company and Robert Gomer (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
10.76	Consultant Agreement dated August 1, 2014 between our company and TEN Associates LLC (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
10.77	Amending Agreement dated October 22, 2014 between International Compass, LLC and our company (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
10.78	Short Swing Settlement Agreement with Alexander R. Walsh dated December 22, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 23, 2015)
10.79

Securities Purchase Agreement dated as of February 24, 2015 between our company and River North Equity LLC Debt Settlement Agreement with Alexander R. Walsh dated December 23, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 23, 2015)

10.80	Form of Convertible Promissory Note between our company and River North Equity LLC
10.81	Loan Agreement dated April 15, 2015 between JDF Capital Inc. and our company.
10.82	Share Purchase Agreement dated May 1, 2015 among our company, Natel Hofmann and Tero Oilfield Services Ltd.
(14)	Code of Ethics

14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-KSB on September 28, 2007)
(20)	Other Documents or Statements to Security Holders
20.1	Financial Statements of Tero Oilfield Services as at December 31, 2014
(21)	Subsidiaries of the Registrant
21.1	Alta Disposal Ltd., an Alberta, Canada corporation (wholly-owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: May 22, 2015	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)