Form 10-K
period 2015-06-30
Lithium Exploration Group, Inc.
filed 2015-12-03
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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
Yes [X]       No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2014 was $1,545,198.52 based on a $.02 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

11,669,869 common shares as of December 2, 2015

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

On January 19, 2015, we received written consent from our company’s board of directors to effect a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for 1 new share of common stock. Stockholders of our company originally approved the reverse stock split on October 14, 2014 at a special meeting. The reverse split became effective with the Over-the-Counter Bulletin Board at the opening of trading on February 25, 2015. We were assigned CUSIP number 53680P209 effective February 25, 2015. Our authorized capital was not affected by the reverse stock split.

On May 1, 2015, our company entered into a share purchase agreement with an individual and disposed of our 50% interest in Tero in consideration of $300,000.

On June 22, 2015, in accordance with our articles of incorporation, our board of Directors has designated 250,000 of our 100,000,000 authorized shares of Preferred Stock as Series "A" Preferred Stock. The Series "A" Preferred Stock, par value $0.001, will rank senior to our common stock, carrying general voting rights with the common stock at the rate of 62 votes per share. The Series "A" Preferred Stock will be deemed cancelled within 1 year of issuance and are not entitled to share in dividends or other distributions. So long as any shares of Series "A" Preferred Stock are outstanding, the affirmative vote of not less than 75% of those outstanding shares of Series "A" Preferred Stock will be required for any change to our Articles of Incorporation.

On July 9, 2015 our board of directors approved a settlement agreement dated June 25, 2015 among our company, JDF Capital Inc., and our wholly owned subsidiary, Alta Disposal Ltd. Previously, pursuant to a General Security Agreement dated July 22, 2014, JDF Capital Inc. was granted a first ranking security interest over all current and future assets of Alta Disposal Ltd. in full guarantee of $708,000 loan to our Company. Pursuant to the Settlement Agreement, JDF Capital Inc. and its assign, Blue Citi LLC, have agreed to release and discharge their general security interest in consideration of the issuance of 130,000 shares of Series "A" Preferred Stock.

Effective September 4, 2015, our company entered into an Asset Purchase Agreement with Cancen Oil Canada whereby we sold all right, title and interest of Alta Disposal Morinville Ltd. assets for total purchase price of CAD$10,000 (approximately USD$7,531.25).

On July 13, 2015 our company's directors approved an increase to our authorized capital from 2,000,000,000 shares of common stock, par value $0.001 to 10,000,000,000 shares of common stock, par value of $0.001 per share and a reverse stock split on a basis of up to 200 old shares of common stock for one (1) share of common stock. The increase of authorized capital and stock split was approved by shareholders on July 13, 2015. A Definitive Schedule 14C was filed with United States Securities and Exchange Commission ("SEC") on August 6, 2015. On September 9, 2015, we filed with the Nevada Secretary of State a Certificate of Amendment increasing our authorized capital from from 2,000,000,000 shares of common stock, par value $0.001 to 10,000,000,000 shares of common stock, par value of $0.001 per share. The reverse split became effective with the Over-the-Counter Bulletin Board at the opening of trading on September 30, 2015. Effective September 30, 2015, our new CUSIP number is 53680P308.

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

Disclosure Adjustments for Reverse Stock Split

On January 19, 2015, our board of directors consented to effect a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one 1 new share of common stock. The reverse stock split was reviewed and approved for filing by the FINRA effective February 25, 2015. Our authorized capital was not affected by the reverse stock split.

On July 13, 2015, our board of directors consented to effect a reverse stock split of our issued and outstanding shares of common stock on a basis of 200 old shares of common stock for 1 new share of common stock. The reverse stock split was reviewed and approved for filing by the FINRA effective September 30, 2015. Our authorized capital was not affected by the reverse stock split.

In this Annual Report and in the accompanying audited financial statements and notes, the above described reverse splits are reflected retrospectively in the descriptions of shares and warrants, and their corresponding issuance and exercise prices, except where otherwise indicated.

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

On July 3, 2013, Lithium Exploration VIII and Golden Virtue elected to convert the note and accrued interest in the combined aggregate amount of CAD$83,057.53 (USD$78,743) into common shares of our company. Pursuant to this election, we issued an aggregate of 239 shares ( on a pre-reverse split basis) of our common stock at the price of USD$330 per share.

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

As part of the November 8, 2011 agreement, our officer and director, Alexander Walsh, agreed to provide Glottech-USA with the option, for a period of 12 months from delivery of the first unit, to acquire 500 shares (of our common stock currently held by him , for a total price of $4,000 ($1 pre-reverse splits). Additionally, if, for any reason, Mr. Walsh failed to deliver the 500shares of our common stock to Glottech-USA, we agreed to issue the shares from treasury.

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

Pursuant to the sales agency agreement we were appointed as sales agent for the patented mechanical ultrasound technology within Canada. Our appointment is exclusive within the field of non petro-chemical mining and non-exclusive in all other fields of use. In consideration of the sales agency rights, we agreed to issue to GD Glottech International 500 common shares of our capital stock which obligation has been satisfied through the transfer to GD Glottech International of 500 shares held by our officer and director, Alexander Walsh. It was the explicit intention of the parties that this share transfer fulfills the prior obligations of Alexander Walsh and our company with respect to the option contemplated in the March and November 2011 agreements with Glottech-USA.

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

Effective September 4, 2015, our company entered into an Asset Purchase Agreement with Cancen Oil Canada whereby we sold all right, title and interest of Alta Disposal Morinville Ltd. assets for total purchase price of CAD$10,000 (approximately USD$7,531.25)..

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

On May 1, 2015, Alta Disposal entered into a share purchase agreement with Natel Hofmann and Tero Oilfield Services Ltd. for the sale of the Tero Shares by Alta Disposal to Ms. Hofmann in consideration of an aggregate of $300,000. As at April 29, 2015, the purchase price was paid in full.

Loans of Our Company

Since March 2014, our company has received various loans from unrelated third party that are listed below. These loans are convertible into shares of our company pursuant to the terms of the loan agreements. In the descriptions below of the loans, the issuance of common shares pursuant to the conversion of debt pursuant to convertible promissory notes, and the issuance of common shares pursuant to the exercise of warrants, transactions are a on a post reverse stock split basis. These adjustments include our first reverse share split approved on January 19, 2015 (20 old shares of common stock for one (1) new share of common stock), and our second reverse stock split approved by our board of directors on July 13, 2015 (200 old shares of common stock for one (1) new share of common stock). All the loans, convertible promissory notes, and warrants include terms that make them subject to the share splits.

Loan Agreements with JDF Capital Inc.

$500,000 Loan

On March 15, 2014, we entered into a securities purchase agreement with JDF, pursuant to which JDF provided us with an aggregate investment of $500,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued JDF a 10% original issue discount convertible promissory note of $550,000 due September 15, 2015 and convertible into common shares on a cashless basis at a price per share of 35% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion. The note bears interest, in arrears, at a rate per annum equal to fifteen percent (15%) accruing on a semi-annual basis commencing March 15, 2014 in cash or restricted shares of our company’s common stock, par value $0.001 per share at the option of the holder. The fair value of the note at issuance was $846,154. During the year ended June 30, 215 and 2014, an interest expense of $6,279 and $24,063 respectively, was accrued in respect of the note.

In addition on March 15, 2014, we issued an aggregate of 4,583 warrants to JDF in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $240.00 and expire after a term of three years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

Pursuant to a partial sale and assignment agreement dated February 27, 2015 among our company, JDF Capital Inc. and River North Equity, LLC, JDF Capital assigned $100,000 portion of the March 15, 2014 note to River North Equity.

On March 30, 2015, our directors approved an amendment to the note. We amended and restated a $50,000 portion of the $550,000 note, into a new promissory note to LG Capital Funding LLC, in the amount of $50,000 to provide conversion features equal to 50% of the lowest closing price of the last 20 trading days prior to conversion, as well as 10% per annum interest and become due and payable one year after the issuance date.

To date, we have issued the following securities in conversion of the $400,000 portion of the March 15, 2014 convertible promissory note held by JDF Capital:

  On September 23, 2014, we issued 455 common shares at a deemed price of $13.00 per share for promissory note and interest conversion of $7,692.

  On October 3, 2014, we issued 2,500 common shares at a deemed price of $10.00 per share for promissory note and interest conversion of $38,462.

  On October 6, 2014, we issued 2,500 common shares at a deemed price of $10.00 per share for promissory note and interest conversion of $38,462.

  On October 7, 2014, we issued 2,750 common shares at a deemed price of $8.80 per share for promissory note and interest conversion of $37,231.

  On October 13, 2014, we issued 3,409 common shares at a deemed price of $8.80 per share for promissory note and interest conversion of $46,154.

  On October 21, 2014, we issued 5,000 common shares at a deemed price of $5.80 per share for promissory note and interest conversion of $44,615.

  On October 31, 2014, we issued 3,750 common shares at a deemed price of $04.60 per share for promissory note and interest conversion of $26,538.

  On November 10, 2014, we issued 4,952 common shares at a deemed price of $4.20 per share for promissory note and interest conversion of $32,000.

  On November 13, 2014, we issued 5,000 common shares at a deemed price of $3.60 per share for promissory note and interest conversion of $27,692.

  On November 18, 2014, we issued 6,410 common shares at a deemed price of $3.12 per share for promissory note and interest conversion of $30,769.

  On December 1, 2014, we issued 7,500 common shares at a deemed price of $2.80 per share for promissory note and interest conversion of $32,308.

  On December 5, 2014, we issued 7,500 common shares at a deemed price of $2.00 per share for promissory note and interest conversion of $23,077.

  On December 8, 2014, we issued 8,750 common shares at a deemed price of $1.40 per share for promissory note and interest conversion of $18,846.

  On December 10, 2014, we issued 11,250 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $20,769.

  On December 15, 2014, we issued 12,500 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $23,077.

  On December 18, 2014, we issued 15,000 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $27,692.

  On April 1, 2015, we issued 19,110 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $35,280.

  On April 7, 2015, we issued 19,608 common shares at a deemed price of $1.02 per share for promissory note and interest conversion of $30,769.

  On April 10, 2015, we issued 25,000 common shares at a deemed price of $0.61 per share for promissory note and interest conversion of $23,462.

  On April 17, 2015, we issued 25,000 common shares at a deemed price of $0.48 per share for promissory note and interest conversion of $18,642.

  On April 17, 2015, we issued 25,000 common shares at a deemed price of $0.40 per share for promissory note and interest conversion of $15,385.

  On April 20, 2015, we issued 25,000 common shares at a deemed price of $0.26 per share for promissory note and interest conversion of $10,000.

  On April 22, 2015, we issued 30,000 common shares at a deemed price of $0.24 per share for promissory note and interest conversion of $9,525.

  On April 28, 2015, we issued 30,000 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $6,000.

  On April 30, 2015, we issued 45,000 common shares at a deemed price of $0.13 per share for promissory note and interest conversion of $5,850.

  On May 4, 2015, we issued 50,000 common shares at a deemed price of $0.13 per share for promissory note and interest conversion of $6,500.

  On May 7, 2015, we issued 75,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion of $6,375.

  On May 8, 2015, we issued 75,000 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $5,250.

  On May 13, 2015, we issued 119,900 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $8,393.

To date, we have issued the following securities in conversion of the $100,000 portion of the March 15, 2014 convertible promissory note held by River North Equity:

  On April 23, 2015, we issued 32,360 common shares at a deemed price of $0.24 per share for promissory note and interest conversion of $11,948.

  On April 28, 2015, we issued issued 39,303 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $12,094.

  On April 30, 2015, we issued 48,584 common shares at a deemed price of $0.15 per share for promissory note and interest conversion of $11,212.

  On May 5, 2015, we issued 73,637 common shares at a deemed price of $0.13 per share for promissory note and interest conversion of $14,728.

  On May 8, 2015, we issued 78,892 common shares at a deemed price of $0.08 per share for promissory note and interest conversion of $9,709.

  On May 13, 2015, we issued 111,138 common shares at a deemed price of $0.08 per share for promissory note and interest conversion of $13,679.

  On May 15, 2015, we issued 160,565 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $17,292.

  On May 22, 2015, we issued 166,802 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $17,963.

  On September 11, 2015, we issued 434,084 common shares at a deemed price of $0.03 per share for promissory note conversion of $13,022.

  On September 18, 2015, we issued 486,623 common shares at a deemed price of $0.02 per share for promissory note conversion of $9,732.

As at the date of this report $500,000 of the March 15, 2014 note (which amount excludes the restated $50,000 portion) has been converted into common shares, whereas the full amount of the accompanying warrants remain unconverted and outstanding.

On March 3, 2015, JDF Capital, LG Capital Funding, LLC and our company agreed to assign an aggregate of $50,000 from the note of JDF Capital to LG Capital and to amend the conversion price to equal to 65% of the lowest closing price of the our common stock for the last 20 trading days prior to conversion, as well as 10% per annum interest. As at the date of this report, we have made the following issuances of common stock in conversion of this convertible note:

  On April 20, 2015, we issued 25,922 common shares at a deemed price of $0.39 per share for promissory note and interest conversion of $15,495.

  On May 27, 2015, we issued 102,839 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $10,995.

  On June 3, 2015, we issued issued 222,506 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $13,585.

  On June 15, 2015, we issued 218,089 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of 13,301.

  On May 1, 2015, we issued 53,741 common shares at a deemed price of $0.15 per share for promissory note and interest conversion of $12,342.

  On July 10, 2015, we issued 201,465 common shares at a deemed price of $0.04 per share for promissory note conversion of $8,058.60.

As at the date of this report, there remains no balance payable pursuant to the note.

$600,000 Loan

On August 6, 2014, we entered into a securities purchase agreement with JDF dated July 22, 2014 pursuant to which we issued to JDF a convertible promissory note in the aggregate principal amount of $708,000, which amount includes the purchase price of $600,000 plus 18 months prepaid interest at the rate of 12% per annum. The convertible note has a maturity date of January 22, 2016 and is convertible in whole or in part into shares of our common stock at price per share equal to 65% of the lowest reported sale price of our common shares during the 20 trading days prior to July 22, 2014 ($160.00) or prior to the applicable conversion date. Our company will have the option to prepay the note within 60 days subject to a 10% penalty, within the subsequent 60 days subject to a 20% penalty, or anytime thereafter prior to maturity subject to a 30% penalty. The purchase price of the promissory note is payable in six installments beginning upon the effective date of the agreement (which amount has been paid) and monthly thereafter beginning on August 22, 2014. The promissory note is secured in first position against all assets of our subsidiary, Alta Disposal Ltd., pursuant to a general security agreement between Alta Disposal and JDF.

As additional consideration for the proceeds of the convertible note, we issued to JDF Capital warrants exercisable for 5 years to purchase up to 4,200 shares of our common stock at an exercise price of $160.00 per share, subject to cashless exercise provisions.

To date, we have issued the following securities in conversion of the August 6, 2014 convertible promissory note:

  On June 2, 2015, we issued 144,231 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $11,538.

  On June 5, 2015, we issued 220,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $15,400.

  On June 10, 2015, we issued 275,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $19,251.

  On July 8, 2015, we issued 125,000 common shares at a deemed price of $0.04 per share for promissory note conversion of $5,000.

  On July 21, 2015, we issued 250,000 common shares at a deemed price of $0.04 per share for promissory note conversion of $10,000.

  On July 29, 2015, we issued 298,269 common shares at a deemed price of $0.04 per share for promissory note conversion of $11,930.76.

  On September 18, 2015, we issued 475,000 common shares at a deemed price of $0.03 per share for promissory note conversion of $14,250.

As at the date of this report, $600,000 has been funded pursuant to the note of which approximately $532,905.75 remains unconverted and outstanding.

On March 9, 2015, JDF Capital and Blue Citi PR, LLC agreed to assign an aggregate of $100,000 from the convertible promissory note of JDF Capital (that was issued from our company) to Blue Citi PR LLC. As at the date of this report, we have issued the following securities in conversion of the promissory note:

  On April 22, 2015, we issued 14,793 common shares at a deemed price of $0.34 per share for promissory note and interest conversion $7,692.

  On April 30, 2015, we issued 45,000 common shares at a deemed price of $0.17 per share for promissory note and interest conversion $11,700.

  On May 7, 2015, we issued 75,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $10,500.

  On May 12, 2015, we issued 89,011 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $12,462.

  On May 13, 2015, we issued 125,000 common shares at a deemed price of $0.08 per share for promissory note and interest conversion $15,000

As at the date of this report, there remains a balance of$62,720 unconverted and payable pursuant to the note.

Loan Agreement with JMJ Financial

On February 13, 2013, we entered into a securities purchase agreement with JMJ Financial. Pursuant to the terms of the agreement, our company will also enter into a convertible promissory note in the principal amount of $1,100,000 (for consideration of up to $1,000,000), of which $100,000 shall be paid to our company upon closing of the convertible promissory note and a common stock purchase warrant for the purchase of up to 135 shares of our common stock at an exercise price of $740 for a period of five years. The convertible promissory note shall have a maturity date of February 13, 2016. The remainder of the convertible debenture can be drawn down on by mutual agreement from JMJ Financial and our company. As at the date of this report, we have made the following issuances of common stock in conversion of the February 13, 2013 note:

  On August 13, 2013, we issued 396 common shares at a deemed price of $294.00 per share for promissory note and interest conversion of $163,693.

  On November 11, 2013, we issued 347 common shares at a deemed price of $168.00 per share for promissory note and interest conversion of $81,846.

  On December 4, 2013, we issued 359 common shares at a deemed price of $162.40 per share for promissory note and interest conversion of $81,846.

  On January 6, 2014, we issued 638 common shares at a deemed price of $91.28 per share for promissory note conversion of $81,846.

  On February 14, 2014, we issued 500 common shares at a deemed price of $89.60 per share for promissory note conversion of $62,921.

  On March 3, 2014, we issued 475 common shares at a deemed price of $89.60 per share for promissory note conversion of $59,849.

  On June 10, 2014, we issued 400 common shares at a deemed price of $85.20 per share for promissory note conversion of $47,752.

  On June 27, 2014, we issued 425 common shares at a deemed price of $74.00 per share for promissory note conversion of $44,171.

  On July 16, 2014, we issued 450 common shares at a deemed price of $74.00 per share for promissory note and interest conversion of $46,769.

  On August 1, 2014, we issued 266 common shares at a deemed price of $67.00 per share for promissory note and interest conversion of $25,000.

  On September 3, 2014, we issued 750 common shares at a deemed price of $40,00 per share for promissory note and interest conversion of $42,135.

  On September 11, 2014, we issued 1,400 common shares at a deemed price of $20.20 per share for promissory note and interest conversion of $39,712.

  On October 22, 2014, we issued 4,750 common shares at a deemed price of $5.80 per share for promissory note and interest conversion of $38,694.

  On November 6, 2014, we issued 4,975 common shares at a deemed price of $4.20 per share for promissory note and interest conversion of $28,578.

  On November 19, 2014, we issued 8,500 common shares at a deemed price of $3.20 per share for promissory note and interest conversion of $37,202.

  On December 10, 2014, we issued 12,075 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $19,818.

  On December 17, 2014, we issued 15,425 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $25,317.

  On April 22, 2015, we issued 31,000 common shares at a deemed price of $0.26 per share for promissory note and interest conversion of $11,024

  On April 24, 2015, we issued 41,500 common shares at a deemed price of $0.21 per share for promissory note and interest conversion of $11,920.

  On May 8, 2015, we issued 92,500 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $8,839.

  On May 14, 2015, we issued 132,000 common shares at a deemed price of $0.06 per share for promissory note and interest conversion $10,833

  On May 27, 2015, we issued 194,500 common shares at a deemed price of $0.05 per share for promissory note and interest conversion of $13,301.

  On June 3, 2015, we issued 225,000 common shares at a deemed price of $0.04 per share for promissory note and interest conversion $12,309

  On June 11, 2015, we issued 284,000 common shares at a deemed price of $0.03 per share for promissory note and interest conversion of $11,653.

  On June 16, 2015, we issued 249,500 common shares at a deemed price of $0.03 per share for promissory note and interest conversion of $10,237.

  On September 15, 2015, we issued 438,000 common shares at a deemed price of $0.03 per share for promissory note conversion of $13,140.

  On October 28, 2015 we issued 554,000 common shares at a deemed price of $0.01 per share for promissory note conversion of $5,540.

As at the date of this report, there remains a balance of approximately $39,875 unconverted and payable pursuant to the note.

Together with the promissory note issued on February 13, 2013, we issued the following warrants:

  warrants to purchase up to 135 of our common shares at an exercise price of $740.00 per share expiring February 13, 2018 (exercised);

  warrants to purchase up to 66 of our common shares at an exercise price of $760.00 expiring April 24, 2018 (exercised),

  warrants to purchase up to 74 of our common shares at an exercise price of $672.00 expiring June 4, 2018 (exercised),

  warrants to purchase up to 100 of our common shares at an exercise price of $500.00 expiring June 27, 2018 (exercised),

  warrants to purchase up to 84 of our common shares at an exercise price of $896.00 expiring August 14, 2018 (exercised),

  warrants to purchase up to 417 of our common shares at an exercise price of $240.00 expiring December 10, 2018 (exercised),

  warrants to purchase up to 179 shares of our common shares at an exercise price of $280.00 expiring February 20, 2019 (not exercised);

  warrants to purchase up to 952 of our common shares at an exercise price of $210.00 expiring April 16, 2019 (not exercised).

Loan Agreement with JSJ Investments Inc.

On February 23, 2014, we entered into a securities purchase agreement with JSJ Investments Inc., pursuant to which JSJ Investments provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued JSJ Investments a convertible promissory note with 12% interest due August 27, 2014 and convertible into common shares on a cashless basis at a price of the lower of 50% of the average of the three lowest bids on the 20 trading days before February 27, 2014 or of a notice to convert during the twenty trading days preceding the delivery of any related conversion notice. The fair value of the note at issuance was $200,000. On August 28, 2014, we issued 2,598 common shares at a deemed price of $40.80 per share in full conversion of the promissory note and interest at face value of $205,984.

In addition, we issued warrants to purchase an aggregate of 278 common shares of our company to JSJ Investments in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of approximately $360.00 and expire after a term of five years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

Loan Agreement with Centaurian Fund

On February 28, 2014, we entered into a securities purchase agreement with Centaurian Fund, pursuant to which Centaurian provided our company with an aggregate investment of $50,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Centaurian a convertible promissory note with 15% interest due August 28, 2014 and convertible into common shares on a cashless basis at a price of the lower of 50% of the average of the three lowest bids on the 20 trading days before February 28, 2014 or of a notice to convert during the 20 trading days preceding the delivery of any related conversion notice. The fair value of the note at issuance was $100,000. In addition, we issued warrants to purchase an aggregate of 1,289 common shares of our company to Centaurian in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $240.00 and expire after a term of six months. In the case that our common share closing price is greater than $240.00 per share for two days, the warrants may be exercised on a cashless basis at a price pursuant to the warrant. The warrants expired unexercised.

On September 4, 2014, JSJ, Centaurian Fund and our company agreed to assign the note from Centaurian Fund to JSJ Investments and increase the principal interest of the note to $74,750 with 12% interest.

  On September 10, 2014, we issued 1,684 common shares at a deemed price of $22.20 per share for promissory note and interest conversion of $62,375.

  On September 16, 2014, we issued 953 common shares at a deemed price of $21.33 per share for promissory note and interest conversion of $40,447.

On April 8, 2015, we issued 21,838 common shares at a market price of $0.85 per share for promissory note and interest conversion of $23,350. As at the date of this report, there remains no balance payable pursuant to the note.

Loan Agreements with LG Capital Funding, LLC

On February 27, 2014, we entered into another securities purchase agreement with LG Capital Funding, LLC. Pursuant to which LG Capital provided our company with an aggregate investment of $75,000 in consideration of a promissory note carrying interest at the rate of 10% per annum and due March 3, 2016. The promissory note is convertible into common shares of our company at the investor’s option at any time after 180 days at a price equal to 50% of the lowest bids price for the 20 days prior to conversion date subject to various prescribed conditions. During the year ended June 30, 2015, the full face value of the note including interest (being $155,145 (June 30, 2014 - $Nil) in the aggregate) was fully converted to 28,087 common shares pursuant to the following issuances of common stock:

  On September 29, 2014, we issued 1,512 common shares at a deemed price of $12.60 per share for promissory note and interest conversion of $37,050.

  On October 27, 2014, we issued 5,502 common shares at a deemed price of $6.20 per share for promissory note and interest conversion of $66,113.

  On December 11, 2014, we issued 8,473 common shares at a deemed price of $1.40 per share for promissory note and interest conversion of $22,862.

  On December 17, 2014, we issued 12,600 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $29,120.

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

On September 11, 2015, the Company issued 80,801 common shares at a deemed price of $0.04 per share for promissory note conversion. During the year ended June 30, 2015, an interest expense of $967 was accrued in respect of the note. As at the date of this report, there remains a balance of approximately $26,735 unconverted and payable pursuant to the note.

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

  On September 10, 2014, we issued 385 common shares at a deemed price of $26.00 per share for promissory note and interest conversion of $20,000.

  On September 23, 2014, we issued 962 common shares at a deemed price of $13.00 per share for promissory note and interest conversion of $25,000.

  On October 9, 2014, we issued 1,667 common shares at a deemed price of $9.00 per share for promissory note and interest conversion of $30,000.

  On October 16, 2014, we issued 1,829 common shares at a deemed price of $8.20 per share for promissory note and interest conversion of $30,000.

  On October 24, 2014, we issued 2,206 common shares at a deemed price of $6.80 per share for promissory note and interest conversion of $30,000.

  On October 31, 2014, we issued 3,125 common shares at a deemed price of $4.60 per share for promissory note and interest conversion of $30,000.

  On November 17, 2014, we issued 3,947 common shares at a deemed price of $3.80 per share for promissory note and interest conversion of $30,000.

  On December 3, 2014, we issued 5,357 common shares at a deemed price of $2.80 per share for promissory note and interest conversion of $17,500.

  On December 16, 2014, we issued 9,286 common shares at a deemed price of $1.40per share for promissory note and interest conversion of $13,000.

As at the date of this report, there remains no balance unconverted and payable pursuant to the note.

In addition, we issued an aggregate of 370 warrants to St. George Investments in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $270.00 and expire after a term of five years. As at the date of this report we have made the following issuances of common stock in full exercise of the February 28, 2014 warrant:

  On March 16, 2015, 141 warrants were exercised for 36,175 of our common shares at a deemed price of $0.02 in accordance with the terms of the agreement. A loss of $644 was recorded when the warrants were valued prior to exercise. On April 16, 2015, we issued 42,417 common shares at a deemed price of $0.0043 per share or $182 in the aggregate pursuant to the exercise of 230 warrants.

Loan Agreement with Vista Capital Investments, LLC

On February 28, 2014, we entered into a securities purchase agreement with Vista Capital Investments, LLC, pursuant to which Vista Capital provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Vista Capital a convertible promissory note of $110,000 with 12% interest due September 1, 2014 and convertible into common shares on a cashless basis at a price of the lesser of $300 or 50% of the lowest bid price of our common shares during the prior 25 consecutive trading days prior the delivery of any related conversion notice. The fair value of the note at issuance was $220,000. As at the date of this report, we have made the following issuances of common stock in full conversion of the February 28, 2014 note:

  On September 23, 2014, we issued 2,500 common shares at a deemed price of $11.00 per share for promissory note and interest conversion of $55,000.

  On October 27, 2014, we issued 3,750 common shares at a deemed price of $5.80 per share for promissory note and interest conversion of $43,500.

  On November 3, 2014, we issued 3,750 common shares at a deemed price of $4.60 per share for promissory note and interest conversion of $34,500.

  On December 10, 2014, we issued 8,500 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $20,400.

  On April 1, 2015, we issued 15,000 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $36,000.

  On April 7, 2015, we issued 22,500 common shares at a deemed price of $1.02 per share for promissory note and interest conversion of $38,250.

  On April 14, 2015, we issued 25,000 common shares at a deemed price of $0.49 per share for promissory note and interest conversion of $12,250.

  On April 20, 2015, we issued 30,000 common shares at a deemed price of $0.26 per share for promissory note and interest conversion of $7,800.

  On April 24, 2015, we issued 37,500 common shares at a deemed price of $0.21 per share for promissory note and interest conversion of $7,875.

  On April 29, 2015, we issued 45,000 common shares at a deemed price of $0.14 per share for promissory note and interest conversion of $6,300.

  On May 8, 2015, we issued 75,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion of $7,500.

  On May 13, 2015, we issued 122,357 common shares at a deemed price of $ 0.07 for promissory note and interest conversion of $5,250.

In addition, we issued warrants to purchase an aggregate of 2,578 common shares of our company to Vista Capital in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $240.00 during the period beginning August 28, 2014 and ending August 28, 2019. In the case that our common share closing price is greater than $240.00 per share for two days, the warrants may be exercised on a cashless basis at a price pursuant to the warrant.

On August 20, 2014, we issued an aggregate of 4,528 common shares at a deemed price of $85.34 for the cashless conversion of warrants issued on February 28, 2014. A gain of $108,275 was recorded when the warrants were valued prior to exercise.

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

  On September 8, 2014, we issued 277 common shares at a deemed price of $38.00 per share for promissory note and interest conversion of $20,510.

  On September 11, 2014, we issued 652 common shares at a deemed price of $24.20 per share for promissory note and interest conversion of $30,777.

  On September 12, 2014, we issued 717 common shares at a deemed price of $22.00 per share for promissory note and interest conversion of $30,781.

  On September 15, 2014, we issued 479 common shares at a deemed price of $22.00 per share for promissory note and interest conversion of $20,529.

As at the date of this report, there remains no balance unconverted and payable pursuant to the note.

In addition, we issued warrants to purchase an aggregate of 235 common shares of our company to Union in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $212.00 and expire after a term of five years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

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

  On September 12, 2014, we issued 2,475 common shares at a deemed price of $20.20 per share for promissory note and interest conversion of $100,000.

  On October 23, 2014, we issued 1,471 common shares at a deemed price of $6.80 per share for promissory note and interest conversion of $20,000.

  On November 14, 2014, we issued 5,263 common shares at a deemed price of $3.80 per share for promissory note and interest conversion of $40,000.

  On November 18, 2014, we issued 7,193 common shares at a deemed price of $3.80 per share for promissory note and interest conversion of $47,335.

As at the date of this report, all interest and principal of the note has been fully converted.

In addition, we issued an aggregate of 500 warrants to Iconic in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $200. and expire after a term of three years. As at the date of this report, we have made the following issuances of common stock in cashless exercise of the March 3, 2014 warrants:

  On April 14, 2015, we issued 5,385 common shares at a deemed price of $0.09 per share in full exercise of the warrants. A gain of $94,809 was recorded when the warrants were valued prior to exercise.

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

  On September 4, 2014, we issued 227 common shares at a deemed price of $44.00 per share for promissory note and interest conversion of $20,000.

  On September 11, 2014, we issued 413common shares at a deemed price of $24.20 per share for promissory note and interest conversion of $20,000.

  On September 17, 2014, we issued 354 common shares at a deemed price of $19.80 per share for promissory note and interest conversion of $14,000.

  On September 23, 2014, we issued 369 common shares at a deemed price of $12.60 per share for promissory note and interest conversion of $9,311.

  On September 29, 2014, we issued 1,250 common shares at a deemed price of $12.60 per share for promissory note and interest conversion of $31,500.

  On October 27, 2014, we issued 836 common shares at a deemed price of $6.40 per share for promissory note and interest conversion of $7,948.

As at the date of this report, there remains no balance unconverted and payable pursuant to the note.

In addition on March 4, 2014, we issued an aggregate of 235 warrants to Adar in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $212.00 and expire after a term of five years.

Loan Agreement with Black Mountain Equities, Inc.

On March 3, 2014, we entered into a securities purchase agreement with Black Mountain Equities, Inc., pursuant to which Black Mountain provided our company with an aggregate investment of $100,000 in consideration of our issuance of original issue discount convertible promissory notes and common share purchase warrants. We issued Black Mountain a convertible promissory note of $115,000 with 15% prepaid interest due April 1, 2015 and convertible into common shares on a cashless basis at the lesser price per share of $240.00 or 50% of the lowest trade price of our common shares during the prior 20 trading days immediately preceding the delivery of any related conversion notice. The fair value of the note at issuance was $230,000.

As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

  On October 27, 2014, we issued 5,678 common shares at a deemed price of 5.80 per share for promissory note and interest conversion of $62,934.

  On December 12, 2014, we issued 18,612 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $42,334.

  On March 31, 2015, we issued 20,834 common shares at a deemed price of $1.20 per share the for promissory note and interest conversion of $46,524.

  On May 1, 2015, we issued 105,315 common shares at a deemed price of $0.16 per share for promissory note and interest conversion of $31,200.

  On May 7, 2015, we issued 90,775 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $11,754.

  On May 12, 2015, we issued 90,775 common shares at a deemed price of $0.07 per share promissory note and interest conversion of $11,754.

  On June 4, 2015, we issued 222,791 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $16,411.

  On June 11, 2015, we issued 428,933 common shares at a deemed price of $0.03 per share for promissory note and interest conversion $23,694.

As at the date of this report, there remains no balance unconverted and payable pursuant to the note.

In addition on March 3, 2014, we issued an aggregate of 417 warrants to Black Mountain in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $240.00 and expire after a term of five years. In the case that our common share closing price is greater than $240.00 per share for two days, the warrants may be exercised on a cashless basis at a price pursuant to the warrant. As at the date of this report, we have made the following issuances of common stock in full exercise of the March 3, 2014 warrants:

  On August 5, 2014, we issued 5,161 common shares at a deemed price of $7.99 per share for warrants exercise of $41,244. A gain of $10,725 was recorded when the warrants were valued prior to exercise.

  On September 15, 2014, we issued 2,737 at a deemed price of $8.11 per share for warrants exercise of $22,207. A gain of $5,777 was recorded when the warrants were valued prior to exercise.

As at the date of this report, there remain no warrants remaining pursuant to the securities purchase agreement.

Loan Agreement with Blue Citi, LLC

Effective March 3, 2014, we entered into another securities purchase agreement with Blue Citi LLC. Pursuant to the terms of the agreement, Blue Citi acquired a convertible promissory note with an aggregate face value of $220,000, at an issuance discount of $20,000; resulting in $200,000 net proceeds to our company. The note was due on September 3, 2014 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 1220.64% . The note is convertible at a 50% discount of the lowest closing price for the 20 trading days immediately prior to (i) date of the purchase agreement, or (ii) the voluntary conversion of the note. The fair value at issuance was $440,000.

During the year ended June 30, 2015, $453,200 (June 30, 2014 - $Nil) in face value of the note including interest was fully converted to 49,640 (June 30, 2014 - Nil) common shares pursuant to the following issuances of common shares:

  On September 3, 2014, we issued 125 common shares at a deemed price of $40.00 per share for promissory note and interest conversion of $9,717.

  On September 15, 2014, we issued 1,396 common shares at a deemed price of $20.20 per share for promissory note and interest conversion of $54,804.

  On September 24, 2014, we issued 2,273 common shares at a deemed price of $11.00 per share for promissory note and interest conversion of $48,585.

  On October 2, 2014, we issued 1,136 common shares at a deemed price of $11.00 per share for promissory note and interest conversion of $24,292.

  On October 13, 2014, we issued 2,670 common shares at a deemed price of $8.80 per share for promissory note and interest conversion of $45,669.

  On October 20, 2014, we issued 2,778 common shares at a deemed price of $7.20 per share for promissory note and interest conversion of $38,867.

  On October 21, 2014, we issued 2,500 common shares at a deemed price of $6.00 per share for promissory note and interest conversion of $29,150.

  On October 27, 2014, we issued 5,000 common shares at a deemed price of $6.00 per share for promissory note and interest conversion of $58,301

  On November 4, 2014, we issued 4,348 common shares at a deemed price of $4.60 per share for promissory note and interest conversion of $38,867.

  On December 4, 2014, we issued 7,500 common shares at a deemed price of $2.40 per share for promissory note and interest conversion of $34,980.

  On December 5, 2014, we issued 6,818 common shares at a deemed price of $2.20 per share for promissory note and interest conversion of $29,150.

  On December 8, 2014, we issued 6,667 common shares at a deemed price of $1.80 per share for promissory note and interest conversion of $23,320.

  On December 9, 2014, we issued 6,429 common shares at a deemed price of $1.40 per share for promissory note and interest conversion of $17,498.

There is no outstanding balance payable in respect of the note as of the date of this report. Along with the promissory note entered on March 3, 2014, we issued warrants to acquire a total of 1,000 shares of the company for a period of three years at an exercise price of $200.00. On September 4, 2014, 25 warrants were exercised for 146 of our common shares at a deemed price of $15.92 in accordance with the terms of the agreement. A gain of $1,490 was recorded when the warrants were valued prior to the warrants exercise.

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

In addition on March 3, 2014, we issued an aggregate 550 warrants to 514742 B.C. in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $200.00 and expire after a term of three years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

Loan Agreement with Cardinal Capital Group, Inc.

On October 31, 2014, we entered into a securities purchase agreement with Cardinal Capital Group, Inc., pursuant to which Cardinal Capital provided our company with an aggregate investment of $50,000 in consideration of our issuance of a convertible promissory note. We issued Cardinal Capital a convertible promissory note of $59,500 comprised of $6,000 in interest and $3,500 in legal fees and due in two years. The note is convertible into shares of our common stock at the lesser of $20.00 or 65% of the lowest trade price of our common stock during the 20 trading days immediately preceding a conversion date. As at the date of this report, we have made the following issuances of common stock in conversion of the October 31, 2014 note:

  On April 30, 2015, we issued 49,000 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $15,077.

  On May 1, 2015, we issued 49,000 common shares at a deemed price of $0.20 per share for promissory note and interest conversion $15,077.

  On May 7, 2015, we issued 49,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $6,860.

  On May 11, 2015, we issued 110,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $15,400.

  On May 14, 2015, we issued 110,000 common shares at a deemed price of $0.08 per share for promissory note and interest conversion $13,200.

  On May 27, 2015, we issued 150,000 common shares at a deemed price of $0.07 per share for promissory note and interest conversion $15,000.

  On June 2, 2015, we issued 150,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $11,624.

  On June 15, 2015, we issued 165,154 common shares at a deemed price of $0.04 per share for promissory note and interest conversion $6,441.

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

As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

  On April 13, 2015, we issued 26,250 common shares at a deemed price of $0.64 per share for promissory note and interest conversion of$24,193.

  On April 27, 2015, we issued issued 26,250 common shares at a deemed price of $0.22 per share for promissory note and interest conversion of $8,393.

  On April 30, 2015, we issued 54,200 common shares at a deemed price of $0.15 per share for promissory note and interest conversion of $13,253.

  On May 5, 2015, we issued 78,892 common shares at a deemed price of $0.12 per share for promissory note and interest conversion of $13,355.

  On May 11, 2015, we issued 92,741 common shares at a deemed price of $0.09 per share for promissory note and interest conversion of $12,210.

  On May 19, 2015, we issued 166,802 common shares at a deemed price of $0.08 per share for promissory note and interest conversion of $18,825.

  On June 9, 2015, we issued 255,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion of $19,185.

There remains a principal balance of $37,243 unconverted and payable pursuant to the note. In addition on August 22, 2014 and September 19, 2014, we issued an aggregate of 538 warrants to InLight Capital Partners, LLC in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $112.00and expire after a term of five years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

Loan Agreement with Louis Feld

On February 6, 2015, Louis Feld provided our company with an aggregate investment of $88,500 in consideration of our issuance of a $88,500 convertible promissory note and warrants to acquire 13,828 common shareswith an aggregate exercise price of $88,500. We issued Mr. Feld a convertible promissory note with 12% interest due August 6, 2016 and convertible into common shares on a cashless basis at a price of 65% of the lowest closing bid price of our common shares during the prior 20 trading days. During the year ended June 30, 2015, an interest expense of $3,750 was accrued. On August 17, 2015, we issued 250,000 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $10,000.

Loan Agreement with River North Equity LLC

On February 24, 2015, River North provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes. We issued River North a convertible promissory note with 12% interest due August 24, 2016 and convertible into common shares on a cashless basis at a price of 65% of the lowest closing bid price of our common shares during the prior 25 trading days including the delivery of any related conversion notice. During the year ended June 30, 2015, an interest expense of $4,500 was accrued and no principal has been converted.

Bridge Loan Agreement with JDF Capital Inc.

On April 15, 2015, JDF Capital provided our company with a $50,000 loan with 10% interest per annum due April 15, 2015. On or about May 22, 2015 we prepaid the aggregate of $50,493.15, in full repayment of the loan, and aggregate accrued interest of $493.15.

New Loan Agreements with JDF Capital Inc.

On August 3, 2015, we entered into a securities purchase agreement with JDF Capital Inc.  .  Pursuant to the terms of the agreement, JDF Capital acquired a convertible promissory note with an aggregate face value of $36,000 due on February 3, 2016, which amount includes an issuance discount of 10% and carries interest at the rate of 10% per annum after 12 months. The note is convertible at a 35% discount to the lowest sale price for the 20 days trading days immediately prior to (i) the date of the purchase agreement, or (ii) the voluntary conversion date, subject to various prescribed conditions.

On September 9, 2015, we entered into a securities purchase agreement with JDF Capital Inc.  Pursuant to the terms of the agreement, JDF Capital acquired a convertible promissory note with an aggregate face value of $30,000 due on September 9, 2016, which amount includes an issuance discount of 10% and carries interest at the rate of 10% per annum after 12 months. The note is convertible at a 35% discount to the lowest sale price for the 20 days trading days immediately prior to (i) the date of the purchase agreement, or (ii) the voluntary conversion date, subject to various prescribed conditions.

On September 30, 2015, we entered into a securities purchase agreement with JDF Capital Inc.  . Pursuant to the terms of the agreement, JDF Capital acquired a convertible redeemable promissory note with an aggregate principal amount $27,000 due on September 30, 2016 which amount includes an issuance discount of 10% and carries interest at the rate of 10% per annum after 12 months.  The note is convertible at the lower of 65% discount of the lowest trading price for the 20 days prior to conversion date subject to various prescribed conditions.

On November 6, 2015, we entered into another securities purchase agreement with JDF Capital Inc.. Pursuant to the terms of the agreement, JDF Capital acquired a convertible promissory note with an aggregate face value of $12,000 due on November 6, 2016, which amount includes an issuance discount of 10% and carries interest at the rate of 10% per annum after 12 months.  The note is convertible at a 35% discount to the lowest sale price for the 20 days trading days immediately prior to (i) the date of the purchase agreement, or (ii) the voluntary conversion date, subject to various prescribed conditions.

Other Business Matters

Regardless of their date, the transactions described below are adjusted on a post reverse stock split basis. The adjustments included our first reverse share split approved by our board of directors on January 19, 2015 (on the basis of 20 old shares of common stock for one (1) new share of common stock), and our second reverse stock split, approved by our board of directors on July 13, 2015 (on the basis of 200 old shares of common stock for one (1) new share of common stock).

On October 24, 2012, we entered into a share exchange agreement dated October 18, 2012, with Alexander Walsh, our president and director. Pursuant to the agreement, on October 25, 2012 we issued to Mr. Walsh 5,000 Series A Convertible Preferred shares in our capital stock in consideration of the cancellation and return to treasury of 5,000 shares of our common stock held by Mr. Walsh. The Series A Convertible Preferred Shares have a par value of $0.001 per share and are convertible on a one for one basis into shares of our common stock after a one year hold period. There are no other preferential rights attached to the Series A Convertible Preferred Shares. Mr. Walsh established a series of a 10b5-1 Sales Plans in connection with an overall asset diversification strategy. Sales transactions occurring under Mr. Walsh’s 10b5-1 Plans were disclosed publicly through Form 4 filings with the SEC and are subject to the restrictions and filing requirements of Rule 144.

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

Effective January 1, 2014, we entered into a consulting agreement for a term of 12 months with International Compass, LLC for the services of Bryan Kleinlein as chief financial officer of our company. As compensation, we agreed to pay to International Compass $12,000 per month during the term of the agreement payable in cash and/or common shares of our company that were previously registered on Form S-8 at our sole discretion. The value of the shares of our company issued as compensation, if any, shall be based on the volume weighted average trading closing price of the shares of our company in the five (5) trading days immediately preceding the date(s) which the shares are due. Mr. Kleinlein was first appointed as our chief financial officer on May 15, 2012. Effective October 22, 2014, we entered into an amending agreement with International Compass. Pursuant to this amending agreement, the term of the agreement dated January 1, 2014 with International Compass was reduced from 12 months to 10 months. As consideration to International Compass for agreeing to enter into the amending agreement, we agreed to pay Mr. Kleinlein an aggregate of $30,000, payable in our S-8 shares with a deemed price per share equal to the volume weighted average trading close price of the shares in the five trading days immediately preceding the amending agreement. As a result, we issued Mr. Kleinlein an aggregate of 1,908 S-8 shares on October 22, 2014 Mr. Kleinlein resigned as our chief financial officer as of November 1, 2014.

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

On April 28, 2014, we entered into a consulting agreement, with our director, Brandon Colker, to provide services on behalf of our company. Pursuant to the terms of the consulting agreement, Mr. Colker was to receivem my May 15, 2014, compensation of $12,000 payable in unregistered restricted common shares of our company's common stock at a deemed value of $200 per share (Subsequent to the agreement, on February 12, 2015, Mr. Colker resigned as a director and consultant of the company and, accordingly, the common shares were not issued.

Effective May 30, 2014, we entered into a consulting agreement with Robert Gomer. Pursuant to this agreement, Mr. Gomer is to assist us with the current business of testing ultrasonic generator technology and performing services customary expected of a consultant for a term of six months. In exchange for these services that are to be provided to us, we agreed to issue an aggregate of $10,000 per month, payable in two sums of $30,000 and in our S-8 shares with a deemed price per share equal to the volume weighted average trading close price of the shares in the five trading days immediately preceding the amending agreement. As a result, we issued Mr. Gomer an aggregate of 292 S-8 shares on September 1, 2014. The agreement expired and was not subsequently renewed.

Effective August 1, 2014, we entered into a consultant agreement with TEN Associates LLC. Pursuant to this agreement, TEN Associates is to provide advice relative to corporate and business services and to perform other related activities as directed by us. In exchange for these services that are to be provided to us, we agreed to issue 500 common shares of our company to TEN Associates.

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

Employees

We currently employ two individuals: Alexander Walsh as chief executive officer, and Shanon Chilson as an administrative assistant and controller. Outside consultants have been engaged for administrative duties and industry specialties.

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

We had cash in the amount of $64,099 and working capital deficiency (current liabilities exceeding current assets) of $436,680 as of the year ended June 30, 2015. We currently do not generate much revenue from our operations. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

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

Our independent certified public accounting firm, in their report on the audited financial statements for the year ended June 30, 2015, states that there is a substantial doubt that we will be able to continue as a going concern.

As of June 30, 2015, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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

Item 2.            Properties

We currently lease an office totaling approximately 1,400 square feet located at 3800 North Central Avenue, No. 820, Phoenix, AZ 85012 for $2,904.42 a month. The lease expires May 31, 2016. We also currently rent an office at a business center at 840 6th Avenue SW, Suite 300, Calgary, AB T2P 3E5 for $998 a month on a month to month basis. Our telephone number in Scottsdale is (480) 641-4790. Our telephone number in Calgary is (403) 930-1925.

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

Pursuant to the sales agency agreement we were appointed as sales agent for the patented mechanical ultrasound technology within Canada. Our appointment is exclusive within the field of non petro-chemical mining and non-exclusive in all other fields of use. In consideration of the sales agency rights, we agreed to issue to GD Glottech International 500 (adjusted for subsequent reverse stock splits) common shares of our capital stock, which obligation has been satisfied through the transfer to GD Glottech International of 500 (adjusted for subsequent reverse stock splits) shares held by our officer and director, Alexander Walsh. It was the explicit intention of the parties that this share transfer fulfills the prior obligations of Alexander Walsh and our company with respect to the option contemplated in the March and November 2011 agreements with Glottech-USA. We will receive a royalty in respect of sales of the technology secured by us. The term of the initial agreement will be for 5 years with the possibility of extension if sales targets are achieved.

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

PART II

Item 5.            Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the Symbol "LEXG".

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High*	Low*
September 30, 2015	$0.15	$0.00
June 30, 2015	$0.0095	$0.0003
March 31, 2015	$0.045	$0.0006
December 30, 2014	$0.0079	$0.0005
September 30, 2014	$0.0499	$0.0055
June 30, 2014	$0.762	$0.04
March 31, 2014	$0.192	$0.032
December 31, 2013	$0.1245	$0.0326
September 30, 2013	$0.26	$0.0901
June 30, 2013	$0.2275	$0.12

  Prices reflect actual prices as quoted on the OTC Bulletin Board and are not adjusted retroactively for our 20 for 1 and 200 for 1 reverse stock splits which became effective on February 25, 2015 and September 30, 2015, respectively. Prices quoted for the quarters ended prior to March 31, 2015 do not reflect our 20 old for 1 new common share reverse stock split which became effective on February 25, 2015. Prices quoted for the quarters ended prior to September 30, 2015 do not reflect our 200 old for 1 new common share reverse stock split which became effective on September 30, 2015

Our common shares are issued in registered form. VStock Transfer, 77 Spruce St, Suite 201, Cedarhurst, New York 11516 (Telephone: (212)-828-8436; Facsimile: (646) 536-3179) is the registrar and transfer agent for our common shares.

On November 12, 2015, the list of stockholders for our shares of common stock showed 16 registered stockholders and 11,669,869 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on March 8, 2006. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

As of June 30, 2015, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2015.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2015.

Item 6.            Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2015 and June 30, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 31 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending June 30, 2016.

General and Administrative Expenses

We expect that we will require $650,000 during the twelve-month period ending June 30, 2016 on general and administrative expenses including legal and auditing fees, rent, office equipment, consulting fees, salaries, and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending June 30, 2016.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2016.

Results of Operations for the Years Ended June 30, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2015 and 2014.

Our operating results for the years ended June 30, 2015 and 2014 are summarized as follows:

	Year Ended
	June 30,
	2015	2014

Revenue	$-	$-
Operating Expenses	$1,853,632	$1,873,519
Interest Expense	$3,301,291	$5,320,995
Other recovery	$93,944	-
Gain on change in the fair value of derivative liability	$3,710,345	$2,650,532
Fair value of warrants issued	$(873,471)	$(3,193,462)
Gain on change in the fair value of convertible preferred stock	$-	$331,127
Loss on sale of investment held for sale	(488)	-
Equity in income of unconsolidated affiliate	$104	$18,053
Net Loss	$(2,657,243)	$(7,701,164)

Revenues

We have not earned revenues since our inception.

Operating Expenses

Our operating expenses for the years ended June 30, 2015 and June 30, 2014 are outlined in the table below:

	Year Ended
	June 30,
	2015	2014

Mining expenses	$37,033	$67,653
Selling, general and administrative	$1,192,170	$1,770,813
Impairment loss	$624,429	$383,238
Total operating expenses	$1,853,632	$1,873,519

The nominal decrease of $19,887 in operating expenses for the year ended June 30, 2015, compared to the same period in fiscal 2014, was mainly due to to a decrease in mining and administrative expenses, offset by an increase in impairment loss.

Liquidity and Financial Condition

Working Capital

	As at	As at
	June 30,	June 30,
	2015	2014
Total current assets	$115,021	$138,013
Total current liabilities	$551,701	$3,417,902
Working capital (deficit)	$(436,680)	$(3,279,889)

As of June 30, 2015, our total current assets were $115,021, our total current liabilities were $551,701 and we had a working capital deficit of $436,680 (June 30, 2014 - $3,279,889). Our financial statements report a net loss of $2,657,243 for the year ended June 30, 2015 and an accumulated deficit of $43,267,064 for the period from May 31, 2006 (date of inception) to June 30, 2015 (June 30, 2014 - $40,821,871).

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At	At
	June 30,	June 30,
	2015	2014
Net Cash (Used in) Operations	$(1,178,426)	$(1,575,433)
Net Cash Provided by (Used In) Investing Activities	$299,940	$(1,038,217)
Net Cash Provided by Financing Activities	$908,668	$2,450,000
Cash (decrease) increase during the year	$6,467	$(190,992)

We had cash and cash equivalents in the amount of $64,099 as of June 30, 2015 as compared to $57,632 as of June 30, 2014. We had a working capital deficit of $436,680 as of June 30, 2015 compared to working capital deficit of $3,279,889 as of June 30, 2014.

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

Description	Estimated	Estimated
	Completion	Expenses
	Date	($)
General and administrative	12 months	$300,000
Mining expenses (mainly technology related)	12 months	$150,000
Legal and accounting	12 months	$200,000
Total		$650,000

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $64,099 and $57,632 in cash and cash equivalents at June 30, 2015 and 2014, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of June 30, 2015 and 2014, the Company had $Nil and $Nil, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

Prepaid Expenses

Prepaid expenses consist of security deposit for office lease which will be expensed or refunded at the end of the lease period.

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

The relevant translation rates are as follows: For the year ended June 30, 2015 closing rate at 0.8017 CND$:US$, average rate at 0.8518 CND$: US$ and for year ended June 30, 2014 closing rate at 0.9367 CND$: US$ average rate at 0.9341 CND$: US$

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at June 30, 2015 and 2014, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

Receivables

Trade and other receivables are customer obligations due under normal trade terms and are recorded at face value less any provisions for uncollectible amounts considered necessary. The Company includes any balances that are determined to be uncollectible in its overall allowance for doubtful accounts. The Company recorded $18,984 (June 30, 2014 - $Nil) in allowance for doubtful accounts.

Investments in unconsolidated affiliates

Investments in affiliates that are not controlled by our company, but over which it has significant influence, are accounted for using the equity method. Our company’s share of net income from its unconsolidated affiliate is reflected in the Consolidated Statements of Operations and Comprehensive Loss as Equity in Income of Unconsolidated Affiliate.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU were effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of ASU 2014-98 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, The FASB has issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

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

June 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lithium Exploration Group, Inc.

We have audited the accompanying consolidated balance sheets of Lithium Exploration Group, Inc. (the “Company”), as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, deficit and cash flows for each of the two years in the period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the consolidated financial position of Lithium Exploration Group, Inc. as of June 30, 2015 and 2014, and the consolidated results of operations, deficit and cash flows for each of the two years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the accompanying consolidated financial statements, the Company and has not commenced its planned principal operations, has suffered recurring losses since inception and is experiencing difficulty in generating sufficient cash flow to sustain its operations without securing additional financing, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
December 3, 2015

Lithium Exploration Group, Inc.
Consolidated Balance Sheets

	June 30,	June 30,
	2015	2014

ASSETS

Current
Cash and cash equivalents	$64,099	$57,632
Other receivable	13,421	-
Loan receivable	20,000	20,000
Prepaid expenses	2,788	19,398
Current assets held for sale (Note 12)	14,713	40,983
Total current assets	115,021	138,013

Investment Held for Sale (Note 11)	-	924,753

Total Assets	$115,021	$1,062,766

LIABILITIES AND DEFICIT

Current
Accounts payable and accrued liabilities (Note 9)	$65,962	$13,725
Derivative liability – convertible promissory notes (Note 6)	3,134	2,832,989
Due to related party (Note 7 and 9)	115,000	45,332
Convertible promissory notes
(net of discount of $1,044,031 and $2,797,850) (Note 6)	300,887	450,057
Accrued interest – convertible promissory notes (Note 6)	60,022	75,004
Current liabilities held for sale (Note 12)	6,696	795

Total Current Liabilities	551,701	3,417,902

Commitments and contingencies

DEFICIT
Lithium Explorations Group, Inc. Stockholders’ Deficit
Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 2,000,000,000 (June 30, 2014 – 500,000,000) common shares, $0.001 par value Issued and outstanding: Nil preferred shares (June 30, 2014 – Nil)	-	-
7,574,353 common shares (June 30, 2014 – 47,990)	7,575	48
Additional paid-in capital	43,165,743	38,573,856
Accumulated other comprehensive loss	(29,484)	(5,769)
Accumulated deficit	(43,267,064)	(40,821,871)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(123,230)	(2,253,736)
Non-controlling interest	(313,450)	(101,400)
Total Deficit	(436,680)	(2,355,136)

Total Liabilities and Stockholders’ Deficit	$115,021	$1,062,766

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Consolidated Statements of Operations And Comprehensive Loss

	June 30, 2015	June 30, 2014

Revenue	$-	$-

Operating Expenses:
Mining (Notes 3 & 5)	37,033	67,653
Selling, general and administrative (Notes 3 & 5)	1,192,170	1,422,628
Impairment loss	624,429	383,238
Total operating expenses	1,853,632	1,873,519

Loss from operations	(1,853,632)	(1,873,519)

Other income (expenses)
Interest expense (Note 6)	(3,301,291)	(5,320,995)
Other recovery (Note 7)	93,944	-
Gain (loss) on change in the fair value of derivative liability (Note 6)	3,710,345	2,650,532
Fair value of warrants issued	(873,471)	(3,193,462)
Gain on change in fair value of convertible preferred stock	-	331,127
Loss on sale of investment held for sale (Note 11)	(488)
Equity in income of investment held for sale	104	18,053

Loss before income taxes	(2,224,489)	(7,388,264)

Provision for Income Taxes (Note 4)	-	-

Loss from continuing operations	(2,224,489)	(7,388,264)

Loss from discontinued operations (Note 12)	(372,576)	(312,900)
Impairment loss on discontinued operations (Note 12)	(60,178)	-

Loss before income taxes	(432,754)	(312,900)

Provision for Income Taxes (Note 4)	-	-

Loss on discontinued operations	(432,754)	(312,900)

Net loss	(2,657,243)	(7,701,164)

Less: Net loss attributable to the non-controlling interest	(212,050)	(336,533)

Net loss attributable to Lithium Exploration Group, Inc. Common shareholders	(2,445,193)	(7,364,631)

Basic and Diluted Loss per Common Share	$(2.34)	$(260.70)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	1,045,061	28,249

Comprehensive loss:
Net loss	(2,657,243)	(7,701,164)
Foreign currency translation adjustment	(23,715)	(12,187)
Comprehensive loss	(2,680,958)	(7,713,351)
Comprehensive loss attributable to non-controlling interest	(212,050)	(336,533)
Comprehensive loss attributable to Lithium Exploration Group, Inc.	(2,468,908)	(7,376,818)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Shares		Common Shares			Accumulated
					Additional	Other		Non-	Stockholders’
	Number of		Number of		Paid-in	Comprehensive	Accumulated	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	interest	(Deficit)

Balance – June 30, 2013	20,000,000	$20,000	13,721	$14	$31,971,372	$-	$(33,457,240)	$-	$(1,465,854)

Preferred shares issued for debt settlement	1,134,500	1,135	-	-	-	-	-	-	1,135

Common shares issued for consulting fees	-	-	799	1	252,166	-	-	-	252,167

Common shares issued for debt conversion	-	-	11,259	11	2,092,401	-	-	-	2,092,412

Common shares issued for exercise of warrants	-	-	2,300	2	598,314	-	-	-	598,316

Common shares issued for preferred shares converted	(21,134,500)	(21,135)	19,911	20	3,659,603	-	-	-	3,638,488

Non-controlling interest	-	-	-	-	-	6,418	-	235,133	241,551

Foreign exchange translation	-	-	-	-	-	(12,187)	-	-	(12,187)

Net loss for the year	-	-	-	-	-	-	(7,364,631)	(336,533)	(7,701,164)

Balance – June 30, 2014	-	-	47,990	48	38,573,856	(5,769)	(40,821,871)	(101,400)	(2,355,136)

Common shares issued for consulting fees	-	-	2,594	3	118,987	-	-	-	118,990

Common shares issued for investor relations	-	-	500	1	67,999	-	-	-	68,000

Common shares issued for debt conversion	-	-	7,421,245	7,421	3,636,984	-	-	-	3,644,405

Common shares issued to depository trust	-	-	20	-	38	-	-	-	38

Common shares issued for exercise of warrants	-	-	102,004	102	767,879	-	-	-	767,981

Foreign exchange translation	-	-	-	-	-	(23,715)	-	-	(23,715)

Net loss for the year	-	-	-	-	-	-	(2,445,193)	(212,050)	(2,657,243)

Balance – June 30, 2015	-	$-	7,574,353	$7,575	$43,165,743	$(29,484)	$(43,267,064)	$(313,450)	$(436,680)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	June 30,	June 30,
	2015	2014

Cash Flows from Operating Activities
Net loss from continuing operations	$(2,224,489)	$(7,388,264)
Loss from discontinued operations	(432,754)	(312,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of investment held for sale	(104)	(18,053)
Loss on sale of unconsolidated affiliate	488	-
Common shares issued for investor relations	68,000	-
Common shares issued for consulting fees	118,990	252,167
Goodwill impairment	-	383,238
Investment impairment	624,429	-
Common shares issued for interest expenses	259,139	24,967
Interest expense	3,057,135	5,207,155
(Gain) loss on change in the fair value of derivative liability	(3,710,345)	(2,650,532)
Gain on change in fair value of convertible preferred stock	-	(331,127)
Fair value of warrants issued	873,471	3,193,462

Changes in operating assets and liabilities:
Receivable, net	(13,421)	-
Other assets	-	6,268
Loan receivable	-	(20,000)
Prepaid expenses	16,610	24,624
Accrued interest	(14,982)	74,066
Accrued expenses – related party	115,000	-
Accounts payable and accrued liabilities	52,237	10,797
Net cash used in operating activities from continuing operations	(1,210,596)	(1,544,132)
Net cash provided by (used in) operating activities from discontinued operations	32,170	(31,301)
Net cash used in operating activities	(1,178,426)	(1,575,433)

Cash Flows from Investing Activities
Investment	-	(906,700)
Proceed from disposal of investment	299,940
Deposit applied for acquisition of subsidiary	-	(141,687)
Deposit	-	10,170
Net cash provided by (used in) investing activities from continuing operations	299,940	(1,038,217)
Net cash provided by investing activities from discontinued operations	-	-
Net cash provided by (used in) investing activities	299,940	(1,038,217)

Cash Flows from Financing Activities
Repayment to related party	(45,332)	-
Repayment of convertible promissory note	-	(68,000)
Proceed from issuance of convertible promissory notes	954,000	2,518,000
Net cash provided by financing activities from continuing operations	908,668	2,450,000
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	908,668	2,450,000

Effect of foreign exchange	(23,715)	(27,342)

Increase (decrease) in cash and cash equivalents	6,467	(190,992)
Cash and cash equivalents - beginning of period	57,632	248,624
Cash and cash equivalents - end of period	$64,099	$57,632

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,698	$29,675
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Consolidated Statements of Cash Flows

Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion	$3,385,302	$4,111,447
Common stock issued for preferred stock conversion	$-	$20,000
Deposit applied to acquisition of subsidiary	$-	$10,170
Transfer of beneficial conversion feature to fair value of note	$518,808	$2,146,510
Common stock issued on cashless exercise of warrants	$767,982	$598,316

Assets and liabilities acquired in acquisition of subsidiary:
Asset acquired	$-	$305,922
Less: Liabilities acquired	$-	$825
Net Asset acquired	$-	$305,097
Less: Non-controlling interest	$-	$235,133
Less: Fair value of consideration paid	$-	$453,204
Goodwill	$-	$383,238

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

1. Organization

Lithium Exploration Group, Inc. (formerly Mariposa Resources, Ltd.) (the “Company”) was incorporated on May 31, 2006 in the State of Nevada, U.S.A. It is based in Phoenix, Arizona, USA. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

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

On October 18, 2013, the Company acquired 51% interest in Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.).

On March 1, 2014, the Company through its 100% subsidiary Alta Disposal Ltd. acquired 50% interest in Tero Oilfield Services Ltd. (the “Tero”) On May 1, 2015, the Company entered into a Share Purchase Agreement with an individual and disposed its 50% interest in Tero.

The Company is engaged principally in the acquisition, exploration, and development of resource properties. Prior to June 25, 2009, the Company had the right to conduct exploration work on 20 mineral mining claims in Esmeralda County, Nevada, U.S.A. On July 31, 2009, the Company acquired an option to enter into a joint venture for the management and ownership of the Jack Creek Project, a mining project located in Elko County, Nevada. On September 25, 2009, the joint venture was terminated and the Company entered into an agreement with Beeston Enterprises Ltd., under which the Company was granted an option to acquire an undivided 50% interest in eight mineral claims located in the Clinton Mining District of British Columbia, Canada. On December 16, 2010, the Company entered into an Assignment Agreement to acquire an undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada (see Note 5). On November 8, 2011, the Company entered into a letter agreement with Glottech-USA. Pursuant to the terms of the agreement, the Company was granted an exclusive license to use and distribute the technology within the Swan Hills region of Alberta as well as a non-exclusive right to distribute the technology within Canada. The Company also operates in the waste water disposal industry through its subsidiary Alta Disposal Morinville Ltd. Subsequent to the year ended June 30, 2015, the Company sold its 51% interest in Alta Disposal Morinville Ltd.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $64,099 and $57,632 in cash and cash equivalents at June 30, 2015 and 2014, respectively.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

2. Significant Accounting Policies - Continued

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of June 30, 2015 and 2014, the Company had $Nil and $Nil, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

Prepaid expenses

Prepaid expenses consist of security deposit for office lease which will be expensed or refunded at the end of the lease period.

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

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

No significant realized exchange gain or losses were recorded as June 30, 2015 and 2014.

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

The relevant translation rates are as follows: For the year ended June 30, 2015 closing rate at 0.8017 CND$:US$, average rate at 0.8518 CND$: US$ and for year ended June 30, 2014 closing rate at 0.9367 CND$: US$ average rate at 0.9341 CND$: US$

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at June 30, 2015 and 2014, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

2. Significant Accounting Policies - Continued

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

Receivables

Trade and other receivables are customer obligations due under normal trade terms and are recorded at face value less any provisions for uncollectible amounts considered necessary. The Company includes any balances that are determined to be uncollectible in its overall allowance for doubtful accounts. The Company recorded $18,984 (June 30, 2014 - $Nil) in allowance for doubtful accounts.

Investment in Unconsolidated Affiliate

Investments in affiliates that are not controlled by the Company, but over which it has significant influence, are accounted for using the equity method. The Company’s share of net income from its unconsolidated affiliate is reflected in the Consolidated Statements of Operations and Comprehensive Loss as Equity in Income of Unconsolidated Affiliate.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU were effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of ASU 2014-98 is not expected to have a material impact on the Company’s consolidated financial statements.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

In July 2015, The FASB has issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

3. Capital Stock

On January 19, 2015, the Company's board of directors consented to effect a reverse stock split of the Company’s issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one 1 new share of common stock. The reverse stock split was reviewed and approved for filing by the FNRA effective February 25, 2015.

On July 13, 2015, the Company's board of directors consented to effect a reverse stock split of the Company’s issued and outstanding shares of common stock on a basis of 200 old shares of common stock for one 1 new share of common stock. The reverse stock split was reviewed and approved for filing by the FNRA effective September 30, 2015. The Company’s authorized capital will not be affected by the reverse stock split. The split is reflected retrospectively in the accompanying financial statements.

Authorized Stock

At inception, the Company authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On April 8, 2009, the Company increased the number of authorized shares to 600,000,000 shares, of which 500,000,000 shares are designated as common stock par value $0.001 per share, and 100,000,000 shares are designated as preferred stock, par value $0.001 per share.

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

Effective September 9, 2015, the Company increase the authorized capital of its common shares from 2,000,000,000 common shares, par value $0.001 to 10,000,000,000 common shares, par value $0.001.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

3. Capital Stock – Continued

Effective June 22, 2015, the Company designated 50,000,000 of its 100,000,000 authorized shares of preferred stock as series A preferred stock. The series A preferred stock, par value $0.001, will rank senior to the Company’s common stock, carrying general voting rights with the common stock at the rate of 62 votes per share. The series A preferred stock will be deemed cancelled within 1 year of issuance and are not entitled to share in dividends or other distributions. So long as any shares of series A preferred stock are outstanding, the affirmative vote of not less than 75% of those outstanding shares of series A preferred stock will be required for any change to the Company’s Articles of Incorporation.

Share Issuances

Common Stock Issuance

For the year ended June 30, 2015:

On July 1, 2014, the Company issued 50 common shares at a market price of $180.40 per share for consulting fees.

On July 4, 2014, the Company issued 135 common shares at a market price of $221.60 per share for consulting fees.

On July 9, 2014, the Company issued 2,428 common shares at a deemed price of $48.57 per share for warrants exercise of $117,962 (Note 6).

On July 16, 2014, the Company issued 450 common shares at a deemed price of $74.00 per share for promissory note and interest conversion of $46,769 (Note 6).

On July 30, 2014, the Company issued 4,528 common shares at a deemed price of $85.34 per share for warrants exercise of $386,433 (Note 6).

On August 1, 2014, the Company issued 266 common shares at a deemed price of $67.00 per share for promissory note and interest conversion of $25,000 (Note 6).

On August 1, 2014, the Company issued 61 common shares at a market price of $146.80 per share for consulting fees.

On August 5, 2014, the Company issued 5,161 common shares at a deemed price of $7.99 per share for warrants exercise of $41,244 (Note 6).

On August 8, 2014, the Company issued 2,226 common shares at a deemed price of $61.34 per share for warrants exercise of $136,555 (Note 6).

On August 12, 2014, the Company issued 800 common shares at a deemed price of $74.94 per share for warrants exercise of $59,953 (Note 6).

On August 28, 2014, the Company issued 2,598 common shares at a deemed price of $40.80 per share for promissory note and interest conversion of $205,984 (Note 6).

On September 1, 2014, the Company issued 88 common shares at a market price of $102.80 per share for consulting fees.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

3. Capital Stock – Continued

Share Issuances – Continued

On September 1, 2014, the Company issued 292 common shares at a market price of $102.80 per share for consulting fees.

On September 3, 2014, the Company issued 750 common shares at a deemed price of $40.00 per share for promissory note and interest conversion of $42,135 (Note 6).

On September 3, 2014, the Company issued 125 common shares at a deemed price of $40.00 per share for promissory note and interest conversion of $9,717 (Note 6).

On September 4, 2014, the Company issued 227 common shares at a deemed price of $44.00 per share for promissory note and interest conversion of $20,000 (Note 6).

On September 4, 2014, the Company issued 146 common shares at a deemed price of $15.92 per share for warrants exercise of $2,322 (Note 6).

On September 8, 2014, the Company issued 277 common shares at a deemed price of $38.00 per share for promissory note and interest conversion of $20,510 (Note 6).

On September 10, 2014, the Company issued 1,684 common shares at a deemed price of $22.20 per share for promissory note and interest conversion of $62,375 (Note 6).

On September 10, 2014, the Company issued 385 common shares at a deemed price of $26.00 per share for promissory note and interest conversion of $20,000 (Note 6).

On September 11, 2014, the Company issued 652 common shares at a deemed price of $24.20 per share for promissory note and interest conversion of $30,777 (Note 6).

On September 11, 2014, the Company issued 1,400 common shares at a deemed price of $20.20 per share for promissory note and interest conversion of $39,712 (Note 6).

On September 11, 2014, the Company issued 413 common shares at a deemed price of $24.20 per share for promissory note and interest conversion of $20,000 (Note 6).

On September 12, 2014, the Company issued 2,475 common shares at a deemed price of $20.20 per share for promissory note and interest conversion of $100,000 (Note 6).

On September 12, 2014, the Company issued 717 common shares at a deemed price of $22.00 per share for promissory note and interest conversion of $30,781(Note 6).

On September 15, 2014, the Company issued 1,396 common shares at a deemed price of $20.20 per share for promissory note and interest conversion of $54,804 (Note 6).

On September 15, 2014, the Company issued 479 common shares at a deemed price of $22.00 per share for promissory note and interest conversion of $20,529 (Note 6).

On September 15, 2014, the Company issued 2,737 common shares at a deemed price of $8.11 per share for warrants exercise of $22,207 (Note 6).

On September 16, 2014, the Company issued 953 common shares at a deemed price of $21.33 per share for promissory note and interest conversion of $40,447 (Note 6).

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

3. Capital Stock – Continued

Share Issuances – Continued

On September 17, 2014, the Company issued 354 common shares at a deemed price of $19.80 per share for promissory note and interest conversion of $14,000 (Note 6).

On September 23, 2014, the Company issued 369 common shares at a deemed price of $12.60 per share for promissory note and interest conversion of $9,311 (Note 6).

On September 23, 2014, the Company issued 962 common shares at a deemed price of $13.00 per share for promissory note and interest conversion of $25,000 (Note 6).

On September 23, 2014, the Company issued 455 common shares at a deemed price of $11.00 per share for promissory note and interest conversion of $7,692 (Note 6).

On September 23, 2014, the Company issued 2,500 common shares at a deemed price of $11.00 per share for promissory note and interest conversion of $55,000 (Note 6).

On September 24, 2014, the Company issued 2,273 common shares at a deemed price of $11.00 per share for promissory note and interest conversion of $48,585 (Note 6).

On September 29, 2014, the Company issued 1,512 common shares at a deemed price of $12.60 per share for promissory note and interest conversion of $37,050 (Note 6).

On September 29, 2014, the Company issued 1,250 common shares at a deemed price of $12.60 per share for promissory note and interest conversion of $31,500 (Note 6).

On October 1, 2014, the Company issued 60 common shares at a market price of $33.20 per share for consulting fees.

On October 2, 2014, the Company issued 1,136 common shares at a deemed price of $11.00 per share for promissory note and interest conversion of $24,292 (Note 6).

On October 3, 2014, the Company issued 2,500 common shares at a deemed price of $10.00 per share for promissory note and interest conversion of $38,462 (Note 6).

On October 6, 2014, the Company issued 2,500 common shares at a deemed price of $10.00 per share for promissory note and interest conversion of $38,462 (Note 6).

On October 7, 2014, the Company issued 2,750 common shares at a deemed price of $8.80 per share for promissory note and interest conversion of $37,231 (Note 6).

On October 9, 2014, the Company issued 1,667 common shares at a deemed price of $9.00 per share for promissory note and interest conversion of $30,000 (Note 6).

On October 13, 2014, the Company issued 3,409 common shares at a deemed price of $8.80 per share for promissory note and interest conversion of $46,154 (Note 6).

On October 13, 2014, the Company issued 2,670 common shares at a deemed price of $8.80 per share for promissory note and interest conversion of $45,669 (Note 6).

On October 16, 2014, the Company issued 1,829 common shares at a deemed price of $8.20 per share for promissory note and interest conversion of $30,000 (Note 6).

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

3. Capital Stock – Continued

Share Issuances – Continued

On October 20, 2014, the Company issued 2,778 common shares at a deemed price of $7.20 per share for promissory note and interest conversion of $38,867 (Note 6).

On October 21, 2014, the Company issued 2,500 common shares at a deemed price of $6.00 per share for promissory note and interest conversion of $29,150 (Note 6).

On October 21, 2014, the Company issued 5,000 common shares at a deemed price of $5.80 per share for promissory note and interest conversion of $44,615 (Note 6).

On October 22, 2014, the Company issued 1,908 common shares at a market price of $15.72 per share for consulting fees.

On October 22, 2014, the Company issued 4,750 common shares at a deemed price of $5.80 per share for promissory note and interest conversion of $38,694 (Note 6).

On October 22, 2014, the Company issued 500 common shares at a market price of $136.00 per share for investor relations fees.

On October 23, 2014, the Company issued 1,471 common shares at a deemed price of $6.80 per share for promissory note and interest conversion of $20,000 (Note 6).

On October 24, 2014, the Company issued 2,206 common shares at a deemed price of $6.80 per share for promissory note and interest conversion of $30,000 (Note 6).

On October 27, 2014, the Company issued 5,502 common shares at a deemed price of $6.20 per share for promissory note and interest conversion of $66,113 (Note 6).

On October 27, 2014, the Company issued 5,000 common shares at a deemed price of $6.00 per share for promissory note and interest conversion of $58,301 (Note 6).

On October 27, 2014, the Company issued 3,750 common shares at a deemed price of $5.80 per share for promissory note and interest conversion of $43,500 (Note 6).

On October 27, 2014, the Company issued 836 common shares at a deemed price of $6.40 per share for promissory note and interest conversion of $7,948 (Note 6).

On October 27, 2014, the Company issued 5,678 common shares at a deemed price of $5.80 per share for promissory note and interest conversion of $62,934 (Note 6).

On October 31, 2014, the Company issued 3,750 common shares at a deemed price of $4.60 per share for promissory note and interest conversion of $26,538 (Note 6).

On October 31, 2014, the Company issued 3,125 common shares at a deemed price of $4.80 per share for promissory note and interest conversion of $30,000 (Note 6).

On November 3, 2014, the Company issued 3,750 common shares at a deemed price of $4.60 per share for promissory note and interest conversion of $34,500 (Note 6).

On November 4, 2014, the Company issued 4,348 common shares at a deemed price of $4.60 per share for promissory note and interest conversion of $38,867 (Note 6).

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

3. Capital Stock – Continued

Share Issuances – Continued

On November 6, 2014, the Company issued 4,975 common shares at a deemed price of $4.20 per share for promissory note and interest conversion of $28,578 (Note 6).

On November 10, 2014, the Company issued 4,952 common shares at a deemed price of $4.20 per share for promissory note and interest conversion of $32,000 (Note 6).

On November 13, 2014, the Company issued 5,000 common shares at a deemed price of $3.60 per share for promissory note and interest conversion of $27,692 (Note 6).

On November 14, 2014, the Company issued 5,263 common shares at a deemed price of $3.80 per share for promissory note and interest conversion of $40,000 (Note 6).

On November 17, 2014, the Company issued 3,947 common shares at a deemed price of $3.80 per share for promissory note and interest conversion of $30,000 (Note 6).

On November 18, 2014, the Company issued 6,410 common shares at a deemed price of $3.12 per share for promissory note and interest conversion of $30,769 (Note 6).

On November 18, 2014, the Company issued 7,193 common shares at a deemed price of $3.80 per share for promissory note and interest conversion of $47,335 (Note 6).

On November 19, 2014, the Company issued 8,500 common shares at a deemed price of $3.20 per share for promissory note and interest conversion of $37,202 (Note 6).

On December 1, 2014, the Company issued 7,500 common shares at a deemed price of $2.80 per share for promissory note and interest conversion of $32,308 (Note 6).

On December 3, 2014, the Company issued 5,357 common shares at a deemed price of $2.80 per share for promissory note and interest conversion of $17,500 (Note 6).

On December 4, 2014, the Company issued 7,500 common shares at a deemed price of $2.40 per share for promissory note and interest conversion of $34,980 (Note 6).

On December 5, 2014, the Company issued 6,818 common shares at a deemed price of $2.20 per share for promissory note and interest conversion of $29,150 (Note 6).

On December 5, 2014, the Company issued 7,500 common shares at a deemed price of $2.00 per share for promissory note and interest conversion of $23,077 (Note 6).

On December 8, 2014, the Company issued 6,667 common shares at a deemed price of $1.80 per share for promissory note and interest conversion of $23,320 (Note 6).

On December 8, 2014, the Company issued 8,750 common shares at a deemed price of $1.40 per share for promissory note and interest conversion of $18,846 (Note 6).

On December 9, 2014, the Company issued 6,429 common shares at a deemed price of $1.40 per share for promissory note and interest conversion of $17,498 (Note 6).

On December 10, 2014, the Company issued 11,250 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $20,769 (Note 6).

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

3. Capital Stock – Continued

Share Issuances – Continued

On December 10, 2014, the Company issued 12,075 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $19,818 (Note 6).

On December 10, 2014, the Company issued 8,500 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $20,400 (Note 6).

On December 11, 2014, the Company issued 8,473 common shares at a deemed price of $1.40 per share for promissory note and interest conversion of $22,862 (Note 6).

On December 12, 2014, the Company issued 18,612 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $42,334 (Note 6).

On December 15, 2014, the Company issued 12,500 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $23,077 (Note 6).

On December 16, 2014, the Company issued 9,286 common shares at a deemed price of $1.40 per share for promissory note and interest conversion of $13,000 (Note 6).

On December 17, 2014, the Company issued 15,425 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $25,317 (Note 6).

On December 17, 2014, the Company issued 12,600 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $29,120 (Note 6).

On December 18, 2014, the Company issued 15,000 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $27,692 (Note 6).

On March 11, 2015, the Company issued 21 common shares at a deemed price of $4.00 per share to the depository trust as a result of the reverse stock split.

On March 16, 2015, the Company issued 36,175 common shares at a deemed price of $0.02 per share for warrants exercise of $643 (Note 6).

On March 31, 2015, the Company issued 20,834 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $46,524 (Note 6).

On April 1, 2015, the Company issued 15,000 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $36,000 (Note 6).

On April 1, 2015, the Company issued 19,110 common shares at a deemed price of $1.20 per share for promissory note and interest conversion $35,280 (Note 6).

On April 7, 2015, the Company issued 19,608 common shares at a deemed price of $1.02 per share for promissory note and interest conversion $30,769 (Note 6).

On April 7, 2015, the Company issued 22,500 common shares at a deemed price of $1.02 per share for promissory note and interest conversion $38,250 (Note 6).

On April 8, 2015, the Company issued 21,838 common shares at a market price of $0.85 per share for promissory note and interest conversion $23,350 (Note 6).

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

3. Capital Stock – Continued

Share Issuances – Continued

On April 10, 2015, the Company issued 25,000 common shares at a deemed price of $0.61 per share for promissory note and interest conversion $23,462 (Note 6).

On April 13, 2015, the Company issued 26,250 common shares at a deemed price of $0.64 per share for promissory note and interest conversion $24,193 (Note 6).

On April 14, 2015, the Company issued 25,000 common shares at a deemed price of $0.49 per share for promissory note and interest conversion $12,250 (Note 6).

On April 14, 2015, the Company issued 25,000 common shares at a deemed price of $0.48 per share for promissory note and interest conversion $18,462 (Note 6).

On April 14, 2015, the Company issued 5,385 common shares at a deemed price of $0.089 per share for warrants exercise $480 (Note 6).

On April 16, 2015, the Company issued 42,417 common shares at a deemed price of $0.0043 per share for warrants exercise $182 (Note 6).

On April 17, 2015, the Company issued 25,000 common shares at a deemed price of $0.40 per share for promissory note and interest conversion $15,385 (Note 6).

On April 20, 2015, the Company issued 25,000 common shares at a deemed price of $0.26 per share for promissory note and interest conversion $10,000 (Note 6).

On April 20, 2015, the Company issued 25,922 common shares at a deemed price of $0.39 per share for promissory note and interest conversion $15,495 (Note 6).

On April 20, 2015, the Company issued 30,000 common shares at a deemed price of $0.26 per share for promissory note and interest conversion $7,800 (Note 6).

On April 20, 2015, the Company issued 31,000 common shares at a deemed price of $0.26 per share for promissory note and interest conversion $11,024 (Note 6).

On April 22, 2015, the Company issued 30,000 common shares at a deemed price of $0.24 per share for promissory note and interest conversion $9,525 (Note 6).

On April 22, 2015, the Company issued 14,793 common shares at a deemed price of $0.34 per share for promissory note and interest conversion $7,692 (Note 6).

On April 24, 2015, the Company issued 37,500 common shares at a deemed price of $0.21 per share for promissory note and interest conversion $7,875 (Note 6).

On April 23, 2015, the Company issued 32,360 common shares at a deemed price of $0.24 per share for promissory note and interest conversion $11,948 (Note 6).

On April 24, 2015, the Company issued 41,500 common shares at a deemed price of $0.21 per share for promissory note and interest conversion $11,920 (Note 6).

On April 27, 2015, the Company issued 26,250 common shares at a deemed price of $0.22 per share for promissory note and interest conversion $8,393 (Note 6).

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

3. Capital Stock – Continued

Share Issuances – Continued

On April 28, 2015, the Company issued 30,000 common shares at a deemed price of $0.20 per share for promissory note and interest conversion $6,000 (Note 6).

On April 28, 2015, the Company issued 39,303 common shares at a deemed price of $0.20 per share for promissory note and interest conversion $12,094 (Note 6).

On April 29, 2015, the Company issued 45,000 common shares at a deemed price of $0.14 per share for promissory note and interest conversion $6,300 (Note 6).

On April 30, 2015, the Company issued 49,000 common shares at a deemed price of $0.20 per share for promissory note and interest conversion $15,077 (Note 6).

On April 30, 2015, the Company issued 45,000 common shares at a deemed price of $0.17 per share for promissory note and interest conversion $11,700 (Note 6).

On April 30, 2015, the Company issued 45,000 common shares at a deemed price of $0.13 per share for promissory note and interest conversion $5,850 (Note 6).

On April 30, 2015, the Company issued 54,200 common shares at a deemed price of $0.17 per share for promissory note and interest conversion $13,253 (Note 6).

On April 30, 2015, the Company issued 48,584 common shares at a deemed price of $0.15 per share for promissory note and interest conversion $11,212 (Note 6).

On May 1, 2015, the Company issued 53,741 common shares at a deemed price of $0.15 per share for promissory note and interest conversion $12,342 (Note 6).

On May 1, 2015, the Company issued 49,000 common shares at a deemed price of $0.20 per share for promissory note and interest conversion $15,077 (Note 6).

On May 1, 2015, the Company issued 105,315 common shares at a deemed price of $0.16 per share for promissory note and interest conversion $31,200 (Note 6).

On May 4, 2015, the Company issued 50,000 common shares at a deemed price of $0.13 per share for promissory note and interest conversion $6,500 (Note 6).

On May 5, 2015, the Company issued 73,637 common shares at a deemed price of $0.13 per share for promissory note and interest conversion $14,728 (Note 6).

On May 5, 2015, the Company issued 78,892 common shares at a deemed price of $0.12 per share for promissory note and interest conversion $13,355 (Note 6).

On May 5, 2015, the Company issued 75,000 common shares at a deemed price of $0.10 per share for promissory note and interest conversion $7,500 (Note 6).

On May 7, 2015, the Company issued 90,775 common shares at a deemed price of $0.07 per share for promissory note and interest conversion $11,754 (Note 6).

On May 7, 2015, the Company issued 75,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $10,500 (Note 6).

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

3. Capital Stock – Continued

Share Issuances – Continued

On May 7, 2015, the Company issued 49,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $6,860 (Note 6).

On May 7, 2015, the Company issued 75,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $6,375 (Note 6).

On May 8, 2015, the Company issued 78,892 common shares at a deemed price of $0.08 per share for promissory note and interest conversion $9,709 (Note 6).

On May 8, 2015, the Company issued 75,000 common shares at a deemed price of $0.07 per share for promissory note and interest conversion $5,250 (Note 6).

On May 8, 2015, the Company issued 92,500 common shares at a deemed price of $0.07 per share for promissory note and interest conversion $8,839 (Note 6).

On May 8, 2015, the Company issued 75,000 common shares at a deemed price of $0.07 per share for promissory note and interest conversion $5,250 (Note 6).

On May 11, 2015, the Company issued 92,741 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $12,210 (Note 6).

On May 12, 2015, the Company issued 90,775 common shares at a deemed price of $0.07 per share for promissory note and interest conversion $11,754 (Note 6).

On May 12, 2015, the Company issued 89,011 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $12,462 (Note 6).

On May 11, 2015, the Company issued 110,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $15,400 (Note 6).

On May 13, 2015, the Company issued 111,138 common shares at a deemed price of $0.08 per share for promissory note and interest conversion $13,679 (Note 6).

On May 13, 2015, the Company issued 122,357 common shares at a deemed price of $0.07 per share for promissory note and interest conversion $8,565 (Note 6).

On May 13, 2015, the Company issued 125,000 common shares at a deemed price of $0.08 per share for promissory note and interest conversion $15,000 (Note 6).

On May 13, 2015, the Company issued 119,900 common shares at a deemed price of $0.07 per share for promissory note and interest conversion $8,393 (Note 6).

On May 14, 2015, the Company issued 132,000 common shares at a deemed price of $0.06 per share for promissory note and interest conversion $10,833 (Note 6).

On May 14, 2015, the Company issued 110,000 common shares at a deemed price of $0.08 per share for promissory note and interest conversion $13,200 (Note 6).

On May 15, 2015, the Company issued 160,565 common shares at a deemed price of $0.07 per share for promissory note and interest conversion $17,292 (Note 6).

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

3. Capital Stock – Continued

Share Issuances – Continued

On May 19, 2015, the Company issued 166,802 common shares at a deemed price of $0.08 per share for promissory note and interest conversion $18,825 (Note 6).

On May 22, 2015, the Company issued 166,802 common shares at a deemed price of $0.07 per share for promissory note and interest conversion $17,963 (Note 6).

On May 27, 2015, the Company issued 194,500 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $13,301 (Note 6).

On May 27, 2015, the Company issued 102,839 common shares at a deemed price of $0.07 per share for promissory note and interest conversion $10,995 (Note 6).

On May 27, 2015, the Company issued 150,000 common shares at a deemed price of $0.07 per share for promissory note and interest conversion $15,000 (Note 6).

On June 2, 2015, the Company issued 144,231 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $11,538 (Note 6).

On June 2, 2015, the Company issued 150,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $11,624 (Note 6).

On June 3, 2015, the Company issued 225,000 common shares at a deemed price of $0.04 per share for promissory note and interest conversion $12,309 (Note 6).

On June 3, 2015, the Company issued 222,506 common shares at a deemed price of $0.04 per share for promissory note and interest conversion $13,585 (Note 6).

On June 4, 2015, the Company issued 222,791 common shares at a deemed price of $0.04 per share for promissory note and interest conversion $16,411 (Note 6).

On June 5, 2015, the Company issued 220,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $15,400 (Note 6).

On June 9, 2015, the Company issued 255,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $19,185 (Note 6).

On June 10, 2015, the Company issued 275,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $19,251 (Note 6).

On June 11, 2015, the Company issued 284,000 common shares at a deemed price of $0.03 per share for promissory note and interest conversion $11,653 (Note 6).

On June 11, 2015, the Company issued 428,933 common shares at a deemed price of $0.03 per share for promissory note and interest conversion $23,694 (Note 6).

On June 15, 2015, the Company issued 218,089 common shares at a deemed price of $0.04 per share for promissory note and interest conversion $13,301 (Note 6).

On June 15, 2015, the Company issued 165,154 common shares at a deemed price of $0.04 per share for promissory note and interest conversion $6,441 (Note 6).

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

3. Capital Stock – Continued

Share Issuances – Continued

On June 16, 2015, the Company issued 249,500 common shares at a deemed price of $0.03 per share for promissory note and interest conversion $10,237 (Note 6).

As at June 30, 2015, 5,983 (June 30, 2014 - 3,389) were issued to directors and officers of the Company. 4,629 (June 30, 2014 - 4,629) were issued to independent investors. 218 (June 30, 2014 - 218) were issued for mining expenses. 192 (June 30, 2014 – 192) were issued for related party consulting expenses. 737 (June 30, 2014 – 237) were issued for investor relation expenses. 50 (June 30, 2014 - 50) were issued for debt settlement. 10,750 (June 30, 2014 – 10,750) were issued for debenture and interest conversion. 257 (June 30, 2014 – 257) were issued for exercise of warrants attached to convertible debentures. 7,426,562 (June 30, 2014 – 5,316) were issued for promissory note and interest conversions. 104,304 (June 30, 2014 – 2,300) were issued for exercise of warrants attached to convertible promissory notes. 239 (June 30, 2014 – 239) were issued for note payable conversion. 500 (June 30, 2014 - 500) were issued for a mining option settlement. 5,000 (June 30, 2014 - 5,000) were issued for the conversion of Series A Convertible Preferred shares. 14,911 (June 30, 2014 – 14,911) were issued for the conversion of Series B Convertible Preferred shares. 21 (June 30, 2014 – Nil) were issued to depository trust as a result of the reverse stock split. The Company has no stock option plan, warrants or other dilutive securities, other than warrants issued to acquire 9,490 shares of the Company regarding convertible promissory notes (Note 6).

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

As at June 30, 2014, all of the Series B Preferred Shares issued on the January 3, 2014 debt settlement agreement were converted into 14,911 common shares of the Company for a total fair value of $3,639,623 of which a gain of $331,127 was recorded.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through June 30, 2015 of approximately $12,600,000 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $458,936 and $536,536 during the periods ended June 30, 2015 and 2014, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

4. Provision for Income Taxes - Continued

The Company has no tax position at June 30, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2015. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2015, June 30, 2014, June 30, 2013 and June 30, 2012 are still open for examination by the Internal Revenue Service (IRS).

	2015
	Amount	Tax Effect (35%)

Net loss	$2,657,243	$930,035

Shares issued for consulting fees, mining expenses, investor relation and director fees	(441,129)	(154,395)
Accretion of beneficial conversion feature	(3,057,134)	(1,069,997)
Gain on change in the fair value of derivative liability and fair value of warrant issued	2,836,874	992,906
Impairment	(684,607)	(239,612)

Total	1,311,247	458,936

Valuation allowance	(1,311,247)	(458,936)

Net deferred tax asset (liability)	$-	$-

	2014
	Amount	Tax Effect (35%)

Net loss	$7,701,164	$2,693,810

Shares issued for consulting fees, mining expenses, investor relation and director fees	(252,167)	(88,258)
Accretion of beneficial conversion feature	(5,320,995)	(1,862,348)
Gain on derivative liability	(542,930)	(190,026)
Gain on change in the fair value of convertible preferred stock	331,127	115,894
Goodwill impairment	(383,238)	(134,133)

Total	1,532,961	536,536

Valuation allowance	(1,532,961)	(536,536)

Net deferred tax asset (liability)	$-	$-

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

5. Mineral Property Costs

Mineral Permit (Assignment Agreement with Lithium Exploration VIII Ltd.)

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

In consideration for the Assignment, the Company agreed to pay US$90,000 by way of cash or stock of equal value (consisting of amounts previously paid by the Assignor pursuant to the Option Agreement). The full $90,000 (consisting of option payments ‘i’ and ‘v’ below) was expensed and included in the December 31, 2011 accounts payable balance. The Option shall be in good standing and exercisable by the Company by paying the following amounts on or before the dates specified in the following schedule:

i. )	CDN $40,000 (paid) upon execution of the agreement;
ii. )	CDN $60,000 (paid) on or before January 1, 2012;
iii. )	CDN $100,000 on or before January 1, 2013 (amended and paid);
iv. )	CDN $300,000 on or before January 1, 2014 (not paid); and
v. )	Paying all such property payments as may be required to maintain the mineral permits in good standing.

The Optionee shall provide a refundable amount of CDN$50,000 (paid) to the Optionor by November 2, 2010, which shall be applied by the Optionor towards work assessment expenses acceptable to the Government of Alberta, with any unused portion to be applied against payments required to maintain the permits underlying the property in good standing.

On December 31, 2012, the Company entered into an agreement to amend the original payment requirement of CDN$100,000 due on January 1, 2013 to the following payments: CDN $20,000 (paid) cash payment due on January 1, 2013 and CDN $80,000 by a 15% one year promissory note starting January 1, 2013. The promissory note is interest free until March 31, 2013. After then, interest will accrue on the principal balance then in arrears at the rate of 15% per annum. No payments shall be payable until December 31, 2013. At any time, the Optionor may elect to convert the remaining balance of CDN $80,000 plus accrued interest into common shares of the Company at 75% of the closing market price of the Company’s common shares on the election day. The full CDN$100,000 (US$95,008) (consisting of cash payment of CDN$20,000 (US$19,164) and note payable of CDN$80,000 (US$75,844) was expensed. The note is subject to be measured at its fair value in accordance with ASC 480-10-25-14. The fair value at issuance was CDN$106,667 (US$101,125) as of June 30, 2013. An additional $26,667 was charged to mining expense during the year June 30, 2013. An interest expense of CDN$3,058 (US$2,899) was accrued as at June 30, 2013. On July 3, 2013, the Optionor elected to convert the promissory note of CDN $80,000 (US$75,844) plus accrued interest of CDN$3,058 (US$2,899) for the total amount of CDN $83,058 (US$78,743) into 239 common shares of the Company at a price of US$330 per share. The January 1, 2014 payment was not paid by the Company, and subsequent to the schedule payment date, the agreement was terminated.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

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
d)

The Company also granted an option to acquire 500 shares for $1.00 to Glottech – USA upon receipt of the operational ultrasonic generator that they are building for Lithium Exploration Group. The 500 shares are to be paid from outstanding shares owned by Alex Walsh, company CEO. During the year ended June 30, 2011, the option resulting in additional mining expenses of $4,940,000 was valued using the fair market value of the shares to be issued. On October 1, 2012, Alex Walsh and GD International entered into an agreement to transfer 500 common shares owned by Alex Walsh to GD International. The shares were received by GD International on October 29, 2012.

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

On October 1, 2012, the Company entered into a sales agency agreement with GD International. The agreement shall replace all agreements entered previously. Pursuant to the agreement, the Company is appointed as GD International’s sales agent for the technology within the territory. As a consideration, 10,000 common shares of the Company shall be issued to GD International (issued: see d) above). GD International retains all right, title and interest in the technology. The term of this agreement will be an initial period of five years. The term shall be automatically renewable thereafter for successive five year periods provided that the Company has sold not less than 25 or more technology units during each applicable five year period.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

5. Mineral Property Costs - Continued

On May 2, 2013, the Company entered into an agreement to retain the future use of the unit. Pursuant to the agreement, the Company must make the following payments:

a)	US$20,000 within three days of execution of the agreement (paid);
b)	US$30,000 within three days upon the testing of the unit has been successfully completed.

6. Convertible Promissory Notes

Summary of convertible promissory note at June 31, 2015 and 2014 is as follows:

	June 30,	Fair value	Fair value	Fair value	June 30,
	2014	issued	converted	repaid	2015

February 13, 2013	$461,754	$-	$(364,736)	$-	$97,109
February 27, 2014	200,000	-	(200,000)	-	-
February 27, 2014	150,000	-	(150,000)	-	-
February 28, 2014	100,000	-	(100,000)	-	-
February 28, 2014	200,000	-	(200,000)	-	-
February 28, 2014	220,000	-	(220,000)	-	-
March 3, 2014	100,000	-	(100,000)	-	-
March 3, 2014	200,000	-	(200,000)	-	-
March 3, 2014	100,000	-	(100,000)	-	-
March 3, 2014	230,000	-	(230,000)	-	-
March 3, 2014	440,000	-	(440,000)	-	-
March 15, 2014	846,154	-	(788,932)	-	57,222
July 22, 2014	-	923,077	(103,542)	-	819,535
August 22, 2014	-	153,846	(96,549)	-	57,297
October 31, 2014	-	91,538	(91,538)	-	-
February 6, 2015	-	115,385	-	-	115,385
February 24, 2015	-	153,846	-	-	153,846
March 3, 2015	-	44,615	-	-	44,615

	$3,247,908	$1,482,307	$(3,385,297)	$-	$1,344,918
Less: Debt discount	2,797,850				1,044,031
Net Convertible promissory Note	450,058				300,887

Current portion	$450,058				$300,887
Long term portion	$-				$-

On February 13, 2013, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $1,100,000, at an issuance discount of $100,000; resulting in $1,000,000 net proceeds to the Company.

As of June 30, 2015, total net proceeds of $675,000 (June 30, 2014 - $675,000) were received with an issuance discount of $67,500 (June 30, 2014 - $67,500) for an aggregate face value of $742,500 (June 30, 2014 - $742,500). During the year ended June 30, 2015, $393,341 (June 30, 2014 - $419,272) in face value of the note including interest was converted to 1,298,590 (June 30, 2014 – 3,541) common shares in accordance with the terms of the agreement.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

6. Convertible Promissory Notes - Continued

There is no guarantee the investor will make additional payments. The face value of $67,913 is due on February 13, 2016 and carries a one-time interest rate of 5% over the term of note, with an effective interest rate of 171.61% . The note is convertible at the lower of $1,000.00 and 50% (70% at issuance) of the lowest reported sales price of the common stock for the 20 days immediately prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $1,060,714. During the year ended June 30, 2015, an interest expense of $(9,358) (June 30, 2014 - $7,409) was accrued.

Effective February 27, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $100,000 due on August 27, 2014 and carries an interest rate of 12% per annum over the term of note, with an effective interest rate of 1220.64% . The note is convertible at the lower of 50% discount to the average of the three lowest bids on the 20 days before the date this note executed and 50% discount to the average of the three lowest bids during the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $200,000. During the year ended June 30, 2015, $205,984 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 2,598 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the year.

Effective February 28, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $50,000 due on August 28, 2015 and carries a one-time interest rate of 15% over the term of note, with an effective interest rate of 268.24% . The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $100,000. On September 4, 2014, the note was transferred to another investor for additional cost of $17,250, changing the note maturity to on-demand and interest rate of 12% per annum. During the year ended June 30, 2015, $126,172 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 24,474 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the year.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

6. Convertible Promissory Notes - Continued

Effective February 27, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $75,000 due on February 27, 2015 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 1303.72% . The convertible note is convertible at the investor’s option at any time after 180 days at a price equal to 50% of the lowest bids price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $150,000. During the year ended June 30, 2015, $155,145 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 28,087 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the year.

Effective February 28, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $125,500 with 15% prepaid interest per annum, resulting in $100,000 net proceeds to the Company due on August 28, 2015, with an effective interest rate of 227.33% . The note is convertible at the lower of 50% discount of the lowest closing price for the 20 days prior to date of the purchase agreement or the voluntary conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $200,000. During the year ended June 30, 2015, $225,500 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 28,763 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the year.

Effective February 28, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $110,000, at an issuance discount of $10,000; resulting in $100,000 net proceeds to the Company. The note is due on September 1, 2014 and carries a one-time interest rate of 12% over the term of the note, with an effective interest rate of 781.10% . The note is convertible at the lower of $300 or 50% of the lowest trade during the 25 consecutive trading days immediately prior to the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $220,000. On September 1, 2014, maturity default interest of $28,865 was accrued on the outstanding balance of the note pursuant to the terms of the agreement. During the year ended June 30, 2015, $283,190 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 465,857 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the year.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

6. Convertible Promissory Notes - Continued

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $50,000 due on March 5, 2015 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 1303.72% . The convertible note is convertible at the investor’s option at any time after 180 days at a price equal to 50% of the lowest closing bid price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $100,000. During the year ended June 30, 2015, $102,596 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 2,124 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the year.

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $100,000 due on September 3, 2014 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 1220.64% . The note is convertible at a 50% discount of the lowest closing price for the 20 days prior to date of the purchase agreement or the voluntary conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $200,000. During the year ended June 30, 2015, $207,335 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 16,402 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the year.

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $50,000 due on March 4, 2015 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 1303.72% . The convertible note is convertible at the investor’s option at any time after 180 days at a price equal to 50% of the lowest closing bid price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $100,000. During the year ended June 30, 2015, $102,759 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 3,450 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the year.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

6. Convertible Promissory Notes - Continued

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $115,000, at an issuance discount of $15,000; resulting in $100,000 net proceeds to the Company. The note is due on April 1, 2015 and carries an interest rate of 15% per annum over the term of the note, with an effective interest rate of 361.67% . The note is convertible at the lower of $240 or 50% of the lowest trade during the 20 consecutive trading days immediately prior to the conversion date of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $230,000. During the year ended June 30, 2015, $246,605 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 983,713 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the year.

Effective March 3, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $220,000, at an issuance discount of $20,000; resulting in $200,000 net proceeds to the Company. The note is due on September 3, 2014 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 1220.64% . The note is convertible at a 50% discount of the lowest closing price for the 20 trading days immediately prior to (i) date of the purchase agreement, or (ii) the voluntary conversion of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $440,000. During the year ended June 30, 2015, $453,200 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 49,640 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the year.

Effective March 15, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $550,000, at an issuance discount of $50,000; resulting in $500,000 net proceeds to the Company. The note is due on September 15, 2015 and carries an interest rate of 15% per annum over the term of the note, with an effective interest rate of 207.18% . The note is convertible at a 50% (35% at issuance) discount of the lowest closing price for the 20 trading days immediately prior to (i) date of the purchase agreement, or (ii) the voluntary conversion of the Note. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $846,154. During the year ended June 30, 2015, $830,977 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 1,997,222 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the year ended June 30, 2015, an interest expense of $6,279 (June 30, 2014 - $24,063) was accrued.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

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

As of December 31, 2014, total net proceeds of $600,000 were received. The note is convertible at the lower of 65% of the lowest reported sale price for the 20 trading days immediately prior to (i) the closing date on July 22, 2014 or (ii) 65% of the lowest reported sale price for the 20 days prior the conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $923,077. During the year ended June 30, 2015, $103,543 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 988,035 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the year ended June 30, 2015, an interest expense of $54,990 (June 30, 2014 - $Nil) was accrued.

Effective August 22, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $100,000 due on February 23, 2016 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 219.75% . The note is convertible at the lower of 65% of the lowest reported sale price for the 20 trading days immediately prior to (i) the closing date on July 22, 2014 or (ii) 65% of the lowest reported sale price for the 20 days prior the conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $153,846. During the year ended June 30, 2015, $109,414 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 700,136 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. During the year ended June 30, 2015, an interest expense of $(1,106) (June 30, 2014 - $Nil) was accrued.

Effective October 31, 2014, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $59,500 due on October 31, 2016 and carries a one-time interest rate of 12% over the term of the note, with an effective interest rate of 202.17% . The note is convertible at the lower of (i) $20 or (ii) 65% of the lowest reported sale price for the 20 days prior the conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $91,538. During the year ended June 30, 2015, $98,679 (June 30, 2014 - $Nil) in face value of the note including interest was converted to 832,154 (June 30, 2014 - Nil) common shares in accordance with the terms of the agreement. The note was fully converted during the year.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

6. Convertible Promissory Notes - Continued

Effective February 6, 2015, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $75,000 due on August 6, 2016 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 230.27% . The note is convertible at the lower of 65% of the lowest reported sale price for the 20 trading days immediately prior to (i) the closing date on February 3, 2015 or (ii) 65% of the lowest reported sale price for the 20 days prior the conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $115,385. During the year ended June 30, 2015, an interest expense of $3,750 was accrued.

Effective February 24, 2015, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $100,000 due on August 24, 2016 and carries an interest rate of 12% per annum over the term of the note, with an effective interest rate of 230.27% . The note is convertible at the lower of 65% of the lowest reported sale price for the 25 trading days immediately prior to (i) the closing date on February 24, 2015 or (ii) 65% of the lowest reported sale price for the 25 days prior the conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $153,846. During the year ended June 30, 2015, an interest expense of $4,500 was accrued.

Effective March 3, 2015, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $29,000 due on March 3, 2016 and carries an interest rate of 10% per annum over the term of the note, with an effective interest rate of 445.74% . The convertible note is convertible at the investor’s option at any time at a price equal to 65% of the lowest closing bid price for the 20 days prior to conversion date subject to various prescribed conditions. The convertible note has a fixed stated principal amount but is not convertible into a fixed number of shares, so the conversion feature is considered an imbedded derivative. However, the convertible note as a standalone instrument is to be measured at its fair value in accordance with ASC 480-10-25-14 rather than have its conversion feature bifurcated and reported separately. The fair value at issuance was $44,615. During the year ended June 30, 2015, an interest expense of $967 was accrued.

Warrants issued along with Convertible Promissory Notes

Along with the promissory note issued on February 13, 2013, the Company issued warrants for 135 shares of the Company at an exercise price of $740.00 expiring February 13, 2018 (exercised), 66 shares of the Company at an exercise price of $760.00 expiring April 24, 2018 (exercised), 74 shares of the Company at an exercise price of $672.00 expiring June 4, 2018 (exercised), 100 shares of the Company at an exercise price of $500.00 expiring June 27, 2018 (exercised), 84 shares of the Company at an exercise price of $896.00 expiring August 14, 2018 (exercised), 417 shares of the Company at an exercise price of $240.00 expiring December 10, 2018 (exercised), 179 shares of the Company at an exercise price of $280.00 expiring February 20, 2019 and 952 shares of the Company at an exercise price of $210.00 expiring April 16, 2019 respectively.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

6. Convertible Promissory Notes - Continued

Along with the promissory note entered on September 16, 2013, the Company issued warrants for 694 shares of the Company at an exercise price of $360.00 and warrants for 926 shares of the Company at an exercise price of $272.00 for a period of five years. The warrant was fully exercised during the year.

Along with the promissory note entered on February 27, 2014, the Company issued warrants to acquire a total of 278 shares of the Company for a period of five years at an exercise price of $360.00.

Along with the promissory note entered on February 28, 2014, the Company issued warrants to acquire a total of 1,289 shares of the Company for a period of 180 days at an exercise price of $240. The warrant expired during the year.

Along with the promissory note entered on February 28, 2014, the Company issued warrants to acquire a total of 370 shares of the Company for a period of five years at an exercise price of $270.00. The warrant was fully exercised during the year.

Along with the promissory note entered on February 28, 2014, the Company issued warrants to acquire a total of 2,578 shares of the Company for a period of five years at an exercise price of $240.00. The warrant was fully exercised during the year.

Along with the promissory note entered on March 3, 2014, the Company issued warrants to acquire a total of 235 shares of the Company for a period of five years at an exercise price of $212.00.

Along with the promissory note entered on March 3, 2014, the Company issued warrants to acquire a total of 500 shares of the Company for a period of three years at an exercise price of $200.00. The warrant was fully exercised during the year.

Along with the promissory note entered on March 3, 2014, the Company issued warrants to acquire a total of 235 shares of the Company for a period of five years at an exercise price of $212.00.

Along with the promissory note entered on March 3, 2014, the Company issued warrants to acquire a total of 417 shares of the Company for a period of five years at an exercise price of $240.00. The warrant was fully exercised during the year.

Along with the promissory note entered on March 3, 2014, the Company issued warrants to acquire a total of 1,000 shares of the Company for a period of three years at an exercise price of $200.00. The warrant was partially exercised during the year.

Along with the promissory note entered on March 15, 2014, the Company issued warrants to acquire a total of 4,583 shares of the Company for a period of three years at an exercise price of $240.00.

Along with the promissory note entered on July 22, 2014, the Company issued warrants to acquire a total of 4,200 shares of the Company for a period of five years at an exercise price of $160.00.

Along with the promissory note entered on August 22, 2014, the Company issued warrants to acquire a total of 538 shares of the Company for a period of five years at an exercise price of $112.00.

Along with the promissory note entered on September 19, 2014, the Company issued warrants to acquire a total of 538 shares of the Company for a period of five years at an exercise price of $112.00.

Along with the promissory note entered on February 6, 2015, the Company issued warrants to acquire a total of 13,828 shares of the Company for a period of five years at an exercise price of $6.40.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

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

On July 9, 2014, 694 warrants were exercised for 2,429 common shares of the Company at a deemed price of $48.57 in accordance with the terms of the agreement. A gain of $15,276 was recorded when the warrants were valued prior to the warrants exercise.

On July 30, 2014, 2,578 warrants were exercised for 4,528 common shares of the Company at a deemed price of $85.34 in accordance with the term of the agreement. A gain of $108,275 was recorded when the warrants were valued prior to the warrants exercise.

On August 5, 2014, 271 warrants were exercised for 5,161 common shares of the Company at a deemed price of $7.99 in accordance with the term of the agreement. A gain of $10,725 was recorded when the warrants were valued prior to the warrants exercise.

On August 8, 2014, 926 warrants were exercised for 2,226 common shares of the Company at a deemed price of $61.34 in accordance with the term of the agreement. A gain of $41,112 was recorded when the warrants were valued prior to the warrants exercise.

On August 12, 2014, 417 warrants were exercised for 800 common shares of the Company at a deemed price of $74.94 in accordance with the terms of the agreement. A gain of $20,000 was recorded when the warrants were valued prior to the warrants exercise.

On August 27, 2014, 1,289 warrants expired in accordance with the terms of the agreement.

On September 4, 2014, 25 warrants were exercised for 146 common shares of the Company at a deemed price of $15.92 in accordance with the terms of the agreement. A gain of $1,490 was recorded when the warrants were valued prior to the warrants exercise.

On September 15, 2014, 146 warrants were exercised for 2,737 common shares of the Company at a deemed price of $8.11 in accordance with the terms of the agreement. A gain of $5,777 was recorded when the warrants were valued prior to the warrants exercise.

On March 16, 2015, 141 warrants were exercised for 36,175 common shares of the Company at a deemed price of $0.02 in accordance with the terms of the agreement. A loss of $644 was recorded when the warrants were valued prior to the warrants exercise.

On April 14, 2015, 500 warrants were exercised for 5,385 common shares of the Company at a deemed price of $0.09 in accordance with the terms of the agreement. A gain of $94,809 was recorded when the warrants were valued prior to the warrants exercise.

On April 16, 2015, 230 warrants were exercised for 42,417 common shares of the Company at a deemed price of $0.004 in accordance with the terms of the agreement. A gain of $70,885 was recorded when the warrants were valued prior to the warrants exercise.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

6. Convertible Promissory Notes - Continued

The Company used the Lattice Model for valuing warrants using the following assumptions:

	June 30, 2015	June 30, 2014

Risk-free interest rates	1.55% - 1.85%	1.39% - 1.77%
Term	180 days – 5 years	180 days – 5 years
Dividend yield	0%	0%
Underlying stock prices	$0.12 - $151	$0.42
Volatilities	294% - 315%	278% - 489%

At June 30, 2015, the warrants were valued at $3,134 (June 30, 2014 - $2,832,988) resulting in a gain of $3,259,362 (June 30, 2014 - $2,650,532). The corresponding debt discount of the promissory notes was accreted to interest expense over the terms of notes of 3 years, 1 year, 18 months and 6 months respectively. During the year ended June 30, 2015, an accretion of $149,170 (June 30, 2014 - $412,447) was recognized as interest expense.

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2013	1,283	$718.38	4.71 years
Warrants issued	15,288	234.85	2.63 years
Exercised	(1,367)	729.26	-
Cancelled	-	-	-
Expired	-	-	-
Balance, June 30, 2014	15,204	$242.57	2.62 years
Warrants issued	19,104	236.92	4.46 years
Exercised	(5,927)	257.08	-
Cancelled	-	-	-
Expired	(1,289)	240.00	-

Balance, June 30, 2015	27,092	$100.98	3.79 years

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

6. Convertible Promissory Notes - Continued

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2015 and 2014:

Derivative
Liability
Balance, June 30, 2013	$513,375
Initial fair value of warrant derivatives at note issuances	5,558,520
Fair value of warrant exercised	(588,375)
Mark-to-market at June 30, 2014 - Embedded debt derivatives	(2,650,532)
Balance, June 30, 2014	$2,832,988
Initial fair value of warrant derivatives at note issuances	1,737,309
Fair value of warrant exercised	(767,982)
Mark-to-market at June 30, 2015 - Embedded debt derivatives	(3,799,183)
Balance, June 30, 2015	$3,134

Net gain for the period included in earnings relating to the liabilities held at June 30, 2015	$3,799,183

7. Related Party Transactions

During the year ended June 30, 2015, the Company incurred consulting fees of $157,086 (June 30, 2014 - $348,550) with directors and officers out of which $58,990 were paid by issuance of 2,167 shares of the Company common stock.

On December 22, 2014, the Company entered into an short swing settlement agreement with a director wherein in exchange for forbearance of legal action by the Company, the director agreed to disgorge the short swing profit of the Company as of the effective date of the agreement. As of June 30, 2015, an aggregate amount of $80,523 was paid in settlement for this agreement.

As of June 30, 2015, the Company repaid to a director for a non-interest bearing demand loan of $47,537 (Note 9) (June 30, 2014 – payable $45,332).

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

8. Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2015, the Company had a working capital deficiency of $436,680 (June 30, 2014 - $3,279,889) and an accumulated deficit of $43,267,064 (June 30, 2014 - $40,821,871). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Consulting Agreements

On January 1, 2014, the Company entered in a consulting agreement with a consultants to provide services as members of the Board of Directors in regards to the Company’s management and operations. The compensation for the services to be provided will be $12,000 payable monthly in cash or if the Company does not have available cash, in shares of the Company’s common stock. The consulting agreement was amended on October 22, 2014 to include an additional aggregate of $30,000 payable as of October 22, 2014 in cash or in shares of the Company’s common stock, and changed the term of agreement from 12 months to 10 months. Effective November 1, 2014, the consultant resigned as member of the Board of Directors.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

9. Commitments and Contingencies - Continued

On April 28, 2014, the Company entered into a consulting agreement with a consultant to provide services as members of the Board of Directors in regards to the Company’s management and operations. Pursuant to the terms of the agreement, the consultant will receive compensation of $12,000 in unregistered restricted common shares of the Company's common stock at a deemed value of $200.0 per share, issuable on May 15, 2014, effective April 28, 2014 to April 27, 2015. The consultant resigned as member of the Board of Directors and these shares were not issued.

On May 30, 2014, the Company entered into a consulting agreement with a consultant to provide services as member of the Board of Directors in regards to the Company’s management and operation. The compensation for the services to be provided will be $10,000 per month payable in common stock of the Company from a period of six months from the effective date of May 30, 2014.

On August 1, 2014, the Company entered into a consulting agreement with a consultant to provide advice relative to corporate and business services and to perform other related activities. Pursuant to the terms of the agreement, the Company will issue 500 common shares of the Company valued at $5,000. These shares were issued in full effective October 22, 2014.

Lease Commitment

On May 15, 2014, the Company entered into a sublease agreement for a term of twenty four and one half months and expiring on May 31, 2016. Future minimum rental payments required under operating lease (exclusive of other additional rent payments) are $30,044.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

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

In April 2014, the Company signed a release and settlement agreement with O’Hare Energy Services Inc. (“O’Hare”) regarding unpaid fees and termination of a Non-Circumvention, Non-Disclosure and Fee Agreement dated April 19, 2013. Pursuant to the release and settlement agreement, the Company will pay to O’Hare:

i.	$100,000 for acquisition severance payment
ii.	$35,000 within 60 days of the date the option to purchase additional 25% of Tero Oilfield Services Ltd. (“Tero”) is exercised

As of June 30, 2015, the Company paid $75,000 (June 30, 2014 - $50,000) of the $100,000 acquisition severance payment and has not exercise the option to purchase additional investment in Tero.

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

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

Based on evaluation of the fair value of the investment less costs to sell, the fair value was less than the carrying value. The Company’s evaluation of the investment resulted in a total impairment charge of US$624,429 for the year ended June 30, 2015.

On May 1, 2015, the Company entered into a Share Purchase Agreement with an individual to dispose the 50% interest in Tero for the purchase price of US$300,000. The purchase price shall be paid in two installments, with one installment of US$100,000 paid on the closing date of May 15, 2015 and the balance US$200,000 on or before June 1, 2015. As at June 30, 2015, the Company recognized a loss on sale of investment held for sale of $488.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

12. Discontinued Operations

Subsequent to the year ended June 30, 2015 on September 4, 2015, the Company entered into an Asset Purchase agreement whereby the Company sells the net assets of Alta Disposal Morinville Ltd. (of which the Company had acquired 51% interest on October 18, 2013) for total purchase price of $10,000CDN.

Operating results for the year ended June 30, 2015 for Alta Disposal Morinville Ltd. are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the consolidated balance sheet. An impairment of $60,178 has been accounted for under discontinued operations in order to reduce the carrying amount of the net assets to their fair value less costs to sell.

A breakdown of the discontinued operations is presented as follow:

Consolidated Statements of Operations and Comprehensive Loss

	2015	2014

Revenue	$72,577	$35,285
Selling, general and administrative	(445,153)	(348,185)
Impairment of net assets	(60,178)	-

Loss from discontinued operations	$(432,754)	$(312,900)

Consolidated Balance Sheets

Current assets:
Cash and cash equivalents	$46,731	$12,100
Receivable, net	28,160	26,419
Prepaid expenses	-	2,464
Impairment of net assets	(60,178)	-

	14,713	40,983
Current liabilities:
Accounts payable	$6,696	$795

13. Subsequent Events

Issuances of Common Shares

On July 8, 2015, the Company issued 125,000 common shares at a deemed price of $0.04 per share for promissory note conversion.

On July 10, 2015, the Company issued 201,465 common shares at a deemed price of $0.04 per share for promissory note conversion.

On July 21, 2015, the Company issued 250,000 common shares at a deemed price of $0.04 per share for promissory note conversion.

On July 22, 2015, the Company issued 100,000 common shares at a deemed price of $0.05 per share for promissory note conversion.

On July 29, 2015, the Company issued 298,269 common shares at a deemed price of $0.04 per share for promissory note conversion.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2015 and 2014

13. Subsequent Events (continued)

On August 17, 2015, the Company issued 250,000 common shares at a deemed price of $0.04 per share for promissory note conversion.

On September 11, 2015, the Company issued 80,801 common shares at a deemed price of $0.04 per share for promissory note conversion.

On September 11, 2015, the Company issued 434,084 common shares at a deemed price of $0.03 per share for promissory note conversion.

On September 15, 2015, the Company issued 438,000 common shares at a deemed price of $0.03 per share for promissory note conversion.

On September 18, 2015, the Company issued 486,623 common shares at a deemed price of $0.02 per share for promissory note conversion.

On September 18, 2015, the Company issued 475,000 common shares at a deemed price of $0.03 per share for promissory note conversion.

On September 18, 2015, the Company issued 394,231 common shares at a deemed price of $0.03 per share for promissory note conversion.

On October 8, 2015, the Company issued 8,044 common shares at a deemed price of $0.0001 per share to the depository trust as a result of the reverse stock split.

On October 28, 2015 the Company issued 554,000 common shares at a deemed price of $0.01 per share for promissory note conversion.

Issuances of Preferred Shares

On June 22, 2015, the Company designated 250,000 of its 100,000,000 authorized shares of Preferred Stock as Series “A” Preferred Stock. The Series “A’ Preferred Stock, par value $0.001, ranks senior to the common stock and carries general voting rights with the common stock at the rate of 62 votes per share. The Series “A” Preferred Stock will be deemed cancelled within 1 year of issuance and is not entitled to share in dividends or other distributions. So long as any shares of Series “A” Preferred Stock are outstanding, the affirmative vote of not less than 75% of those outstanding shares of Series “A” Preferred Stock will be required for any change to articles of incorporation. On July 6, 2015, the Company issued 130,000 Series “A” preferred shares in consideration of the release and discharge of a first ranking general security interest over all current and future assets of Alta Disposal Ltd. that was granted to secure to the promissory note entered into on July 22, 2014.

Capital Stock

Effective September 9, 2015, the Company increase the authorized capital of its common shares from 2,000,000,000 common shares, par value $0.001 to 10,000,000,000 common shares, par value $0.001.

Convertible Promissory Notes

On August 3, 2015, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $36,000 due on February 3, 2016, which amount includes an issuance discount of 10% and carries interest at the rate of 10% per annum after 12 months. The note is convertible at a 35% discount to the lowest sale price for the 20 days trading days immediately prior to (i) the date of the purchase agreement, or (ii) the voluntary conversion date, subject to various prescribed conditions.

On September 9, 2015, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $30,000 due on September 9, 2016, which amount includes an issuance discount of 10% and carries interest at the rate of 10% per annum after 12 months. The note is convertible at a 35% discount to the lowest sale price for the 20 days trading days immediately prior to (i) the date of the purchase agreement, or (ii) the voluntary conversion date, subject to various prescribed conditions.

On September 30, 2015, the Company entered into a securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible redeemable promissory note with an aggregate principal amount $27,000 due on September 30, 2016 which amount includes an issuance discount of 10% and carries interest at the rate of 10% per annum after 12 months. The note is convertible at the lower of 65% discount of the lowest trading price for the 20 days prior to conversion date subject to various prescribed conditions.

On November 6, 2015, the Company entered into another securities purchase agreement with one investor. Pursuant to the terms of the agreement, the investor acquired a convertible promissory note with an aggregate face value of $12,000 due on November 6, 2016, which amount includes an issuance discount of 10% and carries interest at the rate of 10% per annum after 12 months. The note is convertible at a 35% discount to the lowest sale price for the 20 days trading days immediately prior to (i) the date of the purchase agreement, or (ii) the voluntary conversion date, subject to various prescribed conditions.

Agreements

Effective September 4, 2015, the Company entered into an Asset Purchase Agreement with Cancen Oil Canada whereby the Company agrees to sell all right, title and interest of Alta Disposal Morinville Ltd. assets for total purchase price of CAD$10,000 (approximately USD$7,531.25).

The Company has evaluated subsequent events from July 1, 2015, through the date of this report, and determined there are no other items to disclose.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer, principal accounting officer and principal financial officer) has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer, principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2014, our company’s internal control over financial reporting was not effective based on present company activity. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

Item 9B.        Other Information

On November 1, 2014, Bryan Kleinlein resigned as chief financial officer or our company. Mr. Kleinlein's resignation was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

On February 12, 2015, Brandon Colker resigned as a director of our company. Mr. Colker's resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Alexander Walsh	President, Chief Executive Officer and Director	35	November 4, 2010

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2015, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Alexander Walsh(1)	3	9	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement of Changes of Beneficial Ownership of Securities.

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
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2015 and 2014; and
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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Walsh(1) President,Chief Executive Officer and Director	2015 2014	120,000 120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	120,000 120,000
Bryan A. Kleinlein(2) Former Chief Financial Officer	2015 2014	Nil 36,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	77,990(4) 144,000(4)	77,990 180,000
Alexander Koretsky(3) Former Chief Operating Officer	2015 2014	N/A 26,800	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A 75,300(5)	N/A 102,100

(1)	Alexander Walsh was appointed president, chief executive officer, chief financial officer and director on November 4, 2010.
(2)	Bryan A. Kleinlein was appointed Chief Financial Officer on May 15, 2012 and resigned on November 1, 2014.
(3)

Alexander Koretsky was appointed Chief Operating Officer on May 1, 2012 and, pursuant to the terms of a consulting agreement between our company and Mr. Koretsky, his position ceased on February 1, 2014.

(4)	Consists of fees paid to International Compass LLC, a corporation controlled by Bryan A. Kleinlein, for consulting services rendered.
(5)	Consists of consulting fees paid to Mr. Koretsky for consulting services rendered.

2014 Stock Option Plan

On July 22, 2014, our directors approved the adoption of the 2014 Stock Plan which permits our company to issue up to 20,000,000 shares of our common stock to directors, officers, employees and consultants of our company.

Stock Options/SAR Grants

During the period from inception to June 30, 2015, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2015 and 2014 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2015.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any directors fees during our fiscal years ending June 30, 2015 and June 30, 2014, respectively.

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

Also on January 12, 2012, we entered into consulting agreements, effective April 27, 2011, with former directors, Brandon Colker and Jonathan Jazwinski, to provide services on behalf of our company. Pursuant to the terms of the consulting agreements, Mr. Colker and Mr. Jazwinski received compensation payable of 150,000 shares of our company's common stock issuable at the beginning of every year served during the term of their agreements. Mr. Colker’s consulting agreement terminated on April 27, 2014. Mr. Jazwinski resigned as a director of our company on January 10, 2014 and, consequently, his consulting agreement terminated.

On May 1, 2013, we entered into a consulting agreement with Alexander Koretsky whereby, Mr. Koretsky has agreed to provide consulting duties and services in the capacity as chief operating officer of our company and any other consulting duties and services as may be requested by our company. As compensation, our company has agreed to pay to Mr. Koretsky a salary of $8,333.33 per month in cash, common shares of our company, or in both cash and common shares of our company, at the sole discretion of our company. This consulting agreement expired on January 31, 2014 and our company did not renew this agreement. As a result, effective February 1, 2014, Mr. Koretsky no long acts as chief operating officer of our company. Mr. Koretsky currently provides consulting services to our company on a month to month basis and has since received $35,500 in compensation as at June 30, 2015.

On January 1, 2014, we entered into a consulting agreement effective January 1, 2014 for a term of 12 months with International Compass, LLC for the services of Bryan Kleinlein as chief financial officer of our company. As compensation, we agreed to pay to International Compass $12,000 per month during the term of the agreement payable in cash and/or common shares of our company that were previously registered on Form S-8 at our sole discretion. The value of the shares of our company issued as compensation, if any, shall be based on the volume weighted average trading closing price of the shares of our company in the five (5) trading days immediately preceding the date(s) which the shares are due. The January 1, 2014 consulting agreement with International Compass replaces and supersedes our agreement with Mr. Kleinlein dated May 15, 2013 which was disclosed in our report on Form 8-K filed on March 29, 2013. The consulting agreement was terminated on November 1, 2014 upon the resignation of Mr. Kleinlein as chief financial officer or our company.

On April 28, 2014, we entered into a consulting agreement, with our director, Brandon Colker, to provide services on behalf of our company. Pursuant to the terms of the consulting agreement, Mr. Colker was to receive compensation of $12,000 in unregistered restricted common shares of our company's common stock at a deemed value of $0.05 per share and issuable on May 15, 2014. Our company has not yet issued these shares. This consulting agreement supersedes and replaces the consulting agreement with Mr. Colker dated January 12, 2012 which expired on April 27, 2014. The April 28, 2014 consulting agreement terminated on February 12, 2015 upon the resignation of Mr. Colker. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 27, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner	Beneficial Owner(1)	Class
Alexander Walsh(2)	2,095 common	*
320 E. Fairmont Dr.,
Tempe, AZ, 85282
All Officers and Directors As a Group	2,095 common	*%

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner	Beneficial Owner(1)	Class
Blue Citi LLC 440 East 79th Street		*
Suite 4M/CO MUSS	8,090,049(4)	69.32%
New York, NY 10075
Other holders of 5% or more	8,090,049 Common Shares(4)	69.32%

*represents an amount less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 2, 2015. As of December 2, 2015, there were11,669,869 shares of our company’s common stock issued and outstanding.

(2)	Alexander Walsh is our company’s president, chief executive officer, chief financial officer and director.
(3)	Robert Malin and Linda Malin share voting and dispositive control over securities held by Blue Citi LLC.
(4)	Includes: (i) approximately 30,049 shares of unissued common stock which may be purchased within 90 days upon conversion of outstanding convertible promissory notes; and (ii) voting rights underlying 130,000 shares of Series “A” Preferred Stock which carry general voting rights with the common stock at the rate of 62 votes per share. The Series “A” Preferred Stock will be deemed cancelled on July 13, 2015, are not entitled to share in dividends or other distributions, and are not convertible into shares of common stock.

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

Director Independence

We currently act with one director, consisting of Alexander Walsh. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.        Principal Accounting Fees and Services

During the fiscal years ended June 30, 2015 and 2014, we retained our independent auditor, RBSM LLP, Accountants & Advisors, to provide services in the following categories and amounts:

	Year Ended June 30,
	2015 ($)	2014 ($)
Audit Fees(1)	45,000	100,500
Audit Related Fees(2)	Nil	Nil
Tax Fees(3)	Nil	900
All Other Fees(4)	Nil	Nil
Total	45,000	101,400

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit Fees".

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All other fees consist of fees billed for all other services.

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

PART IV

Item 15.        Exhibits, Financial Statement Schedules

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)
3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8- K/A filed on April 23, 2009)
3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)
3.6	Certificate of Amendment dated October 17, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
3.7	Articles of Incorporation of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.8	Certificate of Amendment of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.9	Bylaws of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.10	Certificate of Incorporation of 1617437 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.11	Articles of Amendment of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.12	Bylaws of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.13	Certificate of Amendment filed September 9, 2015 (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed on September 15, 2015)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
4.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed July 15, 2015
(10)	Material Contracts
10.1	Assignment Agreement between our company and Lithium Exploration VIII Ltd. dated December 16, 2010 (incorporated by reference to our Current Report on Form 8-K filed on January 10, 2011)
10.2	Letter Agreement between our company and Glottech-USA, LLC dated March 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2011)
10.3	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.4	Registration Rights Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.5	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)

Exhibit
Number	Description
10.6	Escrow Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.7	Guaranty and Pledge Agreement between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.8	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated June 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 1, 2011)
10.9	12% Senior Convertible Debenture between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)
10.10	Common Stock Purchase Warrant between our company and Hagen Investments Ltd. dated July 12, 2011 (incorporated by reference to our Current Report on Form 8-K filed on July 13, 2011)
10.11	Letter Agreement between our company and Glottech-USA, LLC dated November 18, 2011 (incorporated by reference to our Current Report on Form 8-K filed on November 21, 2011)
10.12	Securities Purchase Agreement between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
10.13	Debenture between our company and Hagen Investments Ltd. dated March 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2012)
10.14	Debenture between our company and Hagen Investments Ltd. dated May 15, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 18, 2012)
10.15	Option Agreement between our company and GD Glottech International, Limited dated August 14, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2012)
10.16	Amendment Agreement between our company and Hagen Investments Ltd. dated September 17, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 18, 2012)
10.17	License Agreement between our company and GD Glottech-International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)
10.18	Sales Agreement between our company and GD Glottech International Ltd. dated October 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 10, 2012)
10.19	Certificate of Designation, Series A Preferred Convertible Stock (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)
10.20	Share Exchange Agreement between our company and Alexander Walsh dated October 18, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 29, 2012)
10.21	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)
10.22	Securities Purchase Agreement between our company and JDF Capital Inc. dated February 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 25, 2013)
10.23	Rule 10b5-1 Sales Plan, Client Representations, and Sales Instructions (incorporated by reference to our Current Report on Form 8-K filed on March 15, 2013)
10.24

Letter of Agreement between our company and Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) dated June 11, 2013 (incorporated by reference to our Current Report on Form 8- K filed on June 14, 2013)

10.25

Convertible Debenture Agreement between our company and Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) dated July 29, 2013 (incorporated by reference to our Current Report on Form 8-K filed on August 5, 2013)

Exhibit
Number	Description
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

10.30	Assignment Agreement dated October 31, 2013 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2013)
10.31	Consulting Agreement dated January 1, 2014 between our company and International Compass, LLC (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2014)
10.32	Amendment and Settlement Agreement dated January 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
10.33	Securities Purchase Agreement dated as of February 23, 2014 between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.34	Form of Convertible Promissory Note between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.35	Form of Common Stock Purchase Warrant between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.36	Securities Purchase Agreement dated as of February 27, 2014 between our company and Centaurian Fund. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.37	Form of Convertible Promissory Note between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.38	Form of Common Stock Purchase Warrant between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.39	Securities Purchase Agreement dated as of February 27, 2014 between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.40	Form of Convertible Promissory Note between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.41	Securities Purchase Agreement dated as of February 28, 2014 between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.43	Form of Convertible Promissory Note between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

Exhibit
Number	Description
10.44	Form of Common Stock Purchase Warrant between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.45	Securities Purchase Agreement dated as of February 28, 2014 between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.45	Form of Convertible Promissory Note between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.46	Form of Common Stock Purchase Warrant between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.47	Securities Purchase Agreement dated as of March 3, 2014 between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.48	Form of Convertible Promissory Note between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.49	Form of Common Stock Purchase Warrant between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.50	Securities Purchase Agreement dated as of March 3, 2014 between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.51	Form of Convertible Promissory Note between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.52	Form of Common Stock Purchase Warrant between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.53	Securities Purchase Agreement dated as of March 3, 2014 between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.54	Form of Convertible Promissory Note between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.55	Form of Common Stock Purchase Warrant between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.56	Securities Purchase Agreement dated as of March 3, 2014 between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.57	Form of Convertible Promissory Note between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.58	Form of Common Stock Purchase Warrant between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.59	Securities Purchase Agreement dated as of March 3, 2014 among our company, Alta Disposal Ltd., and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.60	Form of Convertible Promissory Note among Alta Disposal Ltd. and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.61	Form of Common Stock Purchase Warrant between our company and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

Exhibit
Number	Description
10.62	Securities Purchase Agreement dated as of March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.63	Form of Convertible Promissory Note between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.64	Form of Common Stock Purchase Warrant between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.65	Securities Purchase Agreement dated as of March 1, 2014 between Alta Disposal Ltd. and Tero Oilfield Services Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.66	Employment Agreement with Alexander Walsh dated January 12, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2014)
10.67	Consulting Agreement with Brandon Colker dated April 28, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on October 14, 2014)
10.68	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.69	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.70	Form of Stock Grant Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.71	Securities Purchase Agreement dated July 22, 2014 between our company and JDF Capital Inc. Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.72	Convertible Promissory Note dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.73	Common Stock Purchase Warrant dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.74	General Security Agreement dated July 22, 2014 between Alta Disposal Ltd. and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.75	Consultant Agreement dated May 30, 2014 between our company and Robert Gomer (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
10.76	Consultant Agreement dated August 1, 2014 between our company and TEN Associates LLC (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
10.77	Amending Agreement dated October 22, 2014 between International Compass, LLC and our company (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
10.78	Short Swing Settlement Agreement with Alexander R. Walsh dated December 22, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 23, 2015)
10.79	Debt Settlement Agreement with Alexander R. Walsh dated December 23, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 23, 2015)
10.80	Form of Convertible Promissory Note between our company and River North Equity LLC
10.81	Loan Agreement dated April 15, 2015 between JDF Capital Inc. and our company.
10.82	Share Purchase Agreement dated May 1, 2015 among our company, Natel Hofmann and Tero Oilfield Services Ltd.
10.83	Settlement Agreement dated June 25, 2015 among our company, Alta Disposal Ltd. and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed July 15, 2015)

Exhibit
Number	Description
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-KSB on September 28, 2007)
(21)	Subsidiaries of the Registrant
21.1	Alta Disposal Ltd., an Alberta, Canada corporation (wholly-owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

LITHIUM EXPLORATION GROUP, INC.

Date: December 3, 2015	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 3, 2015	/s/ Alexander Walsh
Alexander Walsh
President, Chief Executive Officer, and Director
(Principal Executive Officer)