Form 10-K/A
period 2015-06-30
Lithium Exploration Group, Inc.
filed 2015-12-04
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

11,669,869 common shares as of December 2, 2015

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The registrant’s annual report on Form 10-K for the period ended June 30, 2015 (filed on December 2, 2015) incorrectly indicated on the cover page that the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). This amendment is filed to correctly indicate that the registrant is not a shell company. The amended report does not reflect events occurring after the filing of the Form 10-K on December 2, 2015, nor does it modify or update the disclosures presented therein, except with regard to the modification described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications filed and furnished as exhibits to the Form 10-K pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

LITHIUM EXPLORATION GROUP, INC.

Date: December 4, 2015	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 4, 2015	/s/ Alexander Walsh
Alexander Walsh
President, Chief Executive Officer, and Director
(Principal Executive Officer)