Form 10-Q
period 2015-09-30
Lithium Exploration Group, Inc.
filed 2016-03-04
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

11,107,825 common shares issued and outstanding as of March 1, 2016.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

The condensed consolidated unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

NOTICE OF RESTATEMENT

Subsequent to the issuance of June 30, 2015 financial statements, management determined that share purchase warrants issued were incorrectly valued, and derivative liability on the conversion option embedded in convertible notes was not recognized, and, during the three months period ending September 30, 2015, these warrants were revalued and a derivative liability on the conversion option was calculated. As a result of revaluation of the warrants, the consolidated balance sheet for the year ending June 30, 2015, the consolidated statements of operations and comprehensive income (loss) and consolidated statement of cash flows for the three months period ending September 30, 2014 and consolidated statements of changes in stockholders’ deficit for the period ending June 30, 2014 and June 30, 2015 were restated. Please refer to Note 13 of our Condensed Consolidated Interim Financial Statements for the period ended September 30, 2015 (incorporated into this report) for an itemized description of the corrections to the affected line items in the previously issued financial statements as of and for the years ended June 30, 2015 and for the quarter ended September 30, 2014.

LITHIUM EXPLORATION GROUP, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Lithium Exploration Group, Inc.
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2015	2015
	(Unaudited)	(Restated)

ASSETS

Current
Cash and cash equivalents	$34,577	$64,098
Receivable	-	13,421
Loan receivable	-	20,000
Prepaid expenses	2,788	2,788
Current assets held for sale (Note 12)	46,499	14,713
Total current assets	83,864	115,020

Total Assets	$83,864	$115,020

LIABILITIES AND DEFICIT

Current
Accounts payable and accrued liabilities (Note 9)	$104,916	$65,962
Derivative liability – convertible promissory notes (Note 6)	9,449,354	1,646,448
Derivative liability – warrants (Note 6)	995,411	143,375
Due to related party (Note 7 and 9)	115,000	115,000
Convertible promissory notes – net of unamortized discount (Note 6)	597,204	533,994
Accrued interest – convertible promissory notes (Note 6)	83,003	60,022
Current liabilities held for sale (Note 12)	6,236	6,696

Total Current Liabilities	11,351,124	2,571,497

Commitments and contingencies

DEFICIT
Lithium Explorations Group, Inc. Stockholders’ Deficit
Capital stock (Note 3) Authorized: 100,000,000 preferred shares, $0.001 par value 10,000,000,000 (June 30, 2015 – 2,000,000,000) common shares, $0.001 par value Issued and outstanding: Nil preferred shares (June 30, 2015 – Nil)	-	-
11,107,825 common shares (June 30, 2015 – 7,574,353)	11,107	7,575
Additional paid-in capital	47,751,245	47,383,231
Accumulated other comprehensive loss	(39,074)	(29,486)
Accumulated deficit	(58,650,592)	(49,504,347)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(10,927,314)	(2,143,027)
Non-controlling interest	(339,946)	(313,450)
Total Deficit	(11,267,260)	(2,456,477)

Total Liabilities and Stockholders’ Deficit	$83,864	$115,020

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Operations And Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,
		2014
	2015	(Restated)

Revenue	$-	$-

Operating Expenses:
Mining (Notes 3 & 5)	5,000	15,000
Selling, general and administrative (Notes 3 & 5) 3	141,809	337,991
Total operating expenses	146,809	352,991

Loss from operations	(146,809)	(352,991)

Other income (expenses)
Interest expense (Note 6)	(346,779)	(724,071)
Gain (loss) on change in the fair value of derivative liability (Note 6)	(8,441,773)	3,223,429
Amortization of debt discount	(170,943)	(709,644)
Bad debt write-off	(20,000)	-
Gain on disposal of business asset	7,637	-
Equity in income of investment held for sale	-	48,423

(Loss) income before income taxes	(9,118,667)	1,485,146

Provision for Income Taxes (Note 4)	-	-

(Loss) income from continuing operations	(9,118,667)	1,485,146

(Loss) from discontinued operations	(54,074)	(148,571)

Net (loss) income	(9,172,741)	1,336,575

Less: Net (loss) income attributable to the non-controlling interest	(26,496)	(72,800)
Net (loss) income attributable to Lithium Exploration Group, Inc. Common shareholders	$(9,146,245)	$1,409,375

Basic and Diluted (loss) income per Common Share	$(4.00)	$22.24
Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,286,192	63,360

Comprehensive (loss) income :
Net (loss) income	$(9,172,741)	$1,336,575
Foreign currency translation adjustment	9,588	(1,864)
Comprehensive (loss) income	(9,163,153)	1,334,711
Comprehensive income (loss) attributable to non-controlling interest	(26,496)	(72,800)
Comprehensive (loss) income attributable to Lithium Exploration Group, Inc.	$(9,136,657)	$1,407,511

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Shares		Common Shares			Accumulated
					Additional	Other			Stockholders’
					Paid-in	Comprehensive	Accumulated	Non-	Equity
	Number				Capital	Loss	Deficit	controlling	(Deficit)
	of		Number of	Amount				Interest
	Shares	Amount	Shares		(Restated)	(Restated)	(Restated)		(Restated)

Balance – June 30, 2014 (restated)	-	$-	47,990	$48	$39,111,899	$(5,769)	$(46,987,979)	$(101,400)	$(7,983,201)

Common shares issued for consulting fees	-	-	2,594	3	118,987	-	-	-	118,990

Common shares issued for investor relations	-	-	500	1	67,999	-	-	-	68,000

Common shares issued for debt conversion	-	-	7,421,245	7,421	2,179,398	-	-	-	2,186,819

Common shares issued for reclassification of derivative liability on convertible notes	-	-	-	-	3,174,990	-	-	-	3,174,990

Common shares issued to depository trust	-	-	20	-	38	-	-	-	38

Common shares issued for exercise of warrants	-	-	102,004	102	2,729,920	-	-	-	2,730,022

Foreign exchange translation	-	-	-	-	-	(23,717)	-	-	(23,717)

Net loss for the year	-	-	-	-	-	-	(2,516,368)	(212,050)	(2,728,418)

Balance – June 30, 2015 (restated)	-	-	7,574,353	7,575	47,383,231	(29,486)	(49,504,347)	(313,450)	(2,456,477)

Common shares issued for debt conversion	-	-	3,533,472	3,532	106,971	-	-		110,503

Common shares issued for the reclassification of derivative liability on convertible notes	-	-	-	-	200,856				200,856

Disposal of business operations	-	-	-	-	60,187	-	-	-	60,187

Foreign exchange translation	-	-	-	-	-	(9,588)	-		(9,588)

Net loss for the period			-	-	-	-	(9,146,245)	(26,496)	(9,172,741)

Balance – September 30, 2015	-	$-	11,107,825	$11,107	$47,751,245	$(39,074)	$(58,650,592)	$(339,946)	$(11,267,260)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Three Months
	Three Months	Ended
	Ended	September 30,
	September 30,	2014
	2015	(Restated)

Cash Flows from Operating Activities
Net loss from continuing operations	$(9,118,667)	$1,485,146
Loss from discontinued operations	(54,074)	(148,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of investment held for sale		(48,423)
Common shares issued for consulting fees		87,000
Non-cash Interest expense	323,793	640,006
Investment impairment	60,178	-
Bad debt written-off	20,000	-
Common shares issued for interest expenses	-	31,642
(Gain) loss on change in the fair value of derivative liability	8,441,773	(3,223,429)
Amortization of discount	170,943	709,644

Changes in operating assets and liabilities:
Receivable, net	13,421
Prepaid expenses	-	16,610
Accrued interest	22,986	52,423
Accounts payable and accrued liabilities	38,961	39,281
Net cash used in operating activities from continuing operations	(80,686)	(358,671)
Net cash used in operating activities from discontinued operations	(32,247)	65,941
Net cash used in operating activities	(112,933)	(292,730)

Cash Flows from Financing Activities
Proceed from issuance of convertible promissory notes	93,000	400,000
Net cash provided by financing activities	93,000	400,000

Effect of foreign exchange	(9,588)	(1,864)

Increase (decrease) in cash and cash equivalents	(29,521)	105,406
Cash and cash equivalents - beginning of period	64,098	57,632
Cash and cash equivalents - end of period	$34,577	$163,038

Supplementary disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion	$110,503	$523,664
Common stock issued on cashless exercise of warrants	$-	$2,371,934
Derivative liability re-classed to additional paid in capital	$200,856	$919,506
Debt discount on convertible note and warrants	$-	$367,333
Initial derivative liability on note issuance	$414,024	$1,007,232

The accompanying notes are an integral part of these unaudited condensed financial statements.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2015
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

On October 18, 2013, the Company acquired 51% interest in Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.). Effective September 4, 2015, the Company entered into an Asset Purchase Agreement with Cancen Oil Canada whereby the Company agrees to sell all right, title and interest of Alta Disposal Morinville Ltd. assets for total purchase price of CAD$10,000 approximately USD$7,466.

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

These interim financial statements as of and for the three months ended September 30, 2015 and 2014 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending June 30, 2016 or for any future period. All references to September 30, 2015 and 2014 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended June 30, 2015, included in the Company’s annual report on Form 10-K filed with the SEC on December 3, 2015.

The condensed balance sheet as of June 30, 2015 has been restated during the period ending September 30, 2015, and do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Principal of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Alta Disposal Ltd. and its 51% owned subsidiary Alta Disposal Morinville Ltd. (formerly Bluetap Resources Ltd.). Intercompany accounts and transactions have been eliminated in consolidation in conformity with the applicable accounting framework.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $34,577 and $64,099 in cash and cash equivalents at September 30, 2015 and June 30, 2015, respectively.

2. Significant Accounting Policies - Continued

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of September 30, 2015 and June 30, 2015, the Company had $Nil and $Nil, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

The relevant translation rates are as follows: For the period ending September 30, 2015 closing rate at 0.7466 CDN$: US$, average rate at 0.7637 CDN$: US$ and for the year ended June 30, 2015 closing rate at 0.8017 CDN$: US$, average rate at 0.8518 CDN$: US$.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at September 30, 2015 and June 30, 2015, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

Warrants

The Company accounts for currently outstanding detachable warrants to purchase common stock as derivative liabilities as they are freestanding derivative financial instruments. The warrants are recorded as derivative liabilities at fair value, estimated using a Black-Scholes option pricing model, and marked to market at each balance sheet date, with changes in the fair value of the derivative liabilities recorded in the condensed consolidated statements of operations and comprehensive Income (Loss).

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging”. It provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of notes redemption

2. Significant Accounting Policies - Continued

Fair Value of Financial Instruments

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

Receivables

Trade and other receivables are customer obligations due under normal trade terms and are recorded at face value less any provisions for uncollectible amounts considered necessary. The Company includes any balances that are determined to be uncollectible in its overall allowance for doubtful accounts. The Company recorded $Nil (June 30, 2015 - $18,984) in allowance for doubtful accounts.

Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-15 “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” The guidance issued previously in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not anticipate a material impact to the Company’s financial statements as a result of the amendments.

In September 2015, the FASB issued ASU 2015-16 an update to its guidance on business combinations. The new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the measurement amounts are determined. The new guidance also requires that the acquirer records, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date. The new guidance also requires an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company does not anticipate a material impact to the Company’s financial statements as a result of the amendments.

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

On July 13, 2015, the Company's board of directors consented to effect a reverse stock split of the Company’s issued and outstanding shares of common stock on a basis of 200 old shares of common stock for one 1 new share of common stock. The reverse stock split was reviewed and approved for filing by the FNRA effective September 30, 2015. Upon effect of the reverse stock split the issued and outstanding shares pre-split as at September 30, 2015 were 2,221,565,094 and the post-split were 11,107,825. The Company’s authorized capital will not be affected by the reverse stock split. The split is reflected retrospectively in the accompanying financial statements.

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

3. Capital Stock – Continued

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

Share Issuances

Common Stock Issuance

For the period ended September 30, 2015:

On July 8, 2015, the Company issued 125,000 common shares at a deemed price of $0.04 per share for promissory note conversion (Note 6).

On July 10, 2015, the Company issued 201,465 common shares at a deemed price of $0.04 per share for promissory note conversion (Note 6).

On July 21, 2015, the Company issued 250,000 common shares at a deemed price of $0.04 per share for promissory note conversion (Note 6).

On July 22, 2015, the Company issued 100,000 common shares at a deemed price of $0.05 per share for promissory note conversion (Note 6).

On July 29, 2015, the Company issued 298,269 common shares at a deemed price of $0.04 per share for promissory note conversion (Note 6).

On August 17, 2015, the Company issued 250,000 common shares at a deemed price of $0.04 per share for promissory note conversion (Note 6).

On September 11, 2015, the Company issued 80,801 common shares at a deemed price of $0.04 per share for promissory note conversion (Note 6).

On September 11, 2015, the Company issued 434,084 common shares at a deemed price of $0.03 per share for promissory note conversion (Note 6).

On September 15, 2015, the Company issued 438,000 common shares at a deemed price of $0.03 per share for promissory note conversion (Note 6).

3. Capital Stock – Continued

On September 18, 2015, the Company issued 486,623 common shares at a deemed price of $0.02 per share for promissory note conversion (Note 6).

On September 18, 2015, the Company issued 475,000 common shares at a deemed price of $0.03 per share for promissory note conversion (Note 6).

On September 18, 2015, the Company issued 394,231 common shares at a deemed price of $0.03 per share for promissory note conversion (Note 6).

Issuances of Preferred Shares

On June 22, 2015, the Company designated 50,000,000 of its 100,000,000 authorized shares of Preferred Stock as Series “A” Preferred Stock. The Series “A’ Preferred Stock, par value $0.001, ranks senior to the common stock and carries general voting rights with the common stock at the rate of 62 votes per share. The Series “A” Preferred Stock will be deemed cancelled within 1 year of issuance and is not entitled to share in dividends or other distributions. So long as any shares of Series “A” Preferred Stock are outstanding, the affirmative vote of not less than 75% of those outstanding shares of Series “A” Preferred Stock will be required for any change to articles of incorporation.

On July 6, 2015, the Company issued 130,000 Series “A” preferred shares in consideration of the release and discharge of a first ranking general security interest over all current and future assets of Alta Disposal Ltd. that was granted to secure to the promissory note entered into on July 22, 2014. These shares were issued at par value of $0.001. These shares were subsequently cancelled on December 5, 2015 therefore the net impact on share capital is nil.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through September 30, 2015 of approximately $12,974,856 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $151,535 and $1,130,089 during the periods ended September 30, 2015 and June 30, 2015 respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

4. Provision for Income Taxes - Continued

The Company has no tax position at September 30, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2015. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2015, June 30, 2014, June 30, 2013 and June 30, 2012 are still open for examination by the Internal Revenue Service (IRS).

	For the three months ended September 30, 2015
	Amount	Tax Effect (35%)

Net loss	$9,118,667	$3,191,533

Shares issued for consulting fees, mining expenses, investor relation and director fees
Interest Expense	(346,779)	(121,373)
Loss on derivative liability	(8,441,773)	(2,954,621)
Amortization of discount	(170,943)	(59,830)
Impairment	(7,637)	(2,673)

Total	151,535	53,037

Valuation allowance	(151,535)	(53,037)

Net deferred tax asset (liability)	$-	$-

	For the three months ended September 30, 2014
	Amount	Tax Effect (35%)

Net loss	$(1,336,574)	$(467,801)

Shares issued for consulting fees, mining expenses, investor relation and director fees	87,000	30,450
Shares issued for interest expenses	31,642	11,075
Amortization of discount	709,644	248,376
Interest Expense	724,071	253,425
Gain on derivative liability
	(3,223,429)	(1,128,200)

Total	3,439,212	(1,052,676)

Valuation allowance	$(3,439,212)	$1,052,676

Net deferred tax asset (liability)	$-	$-

5. Mineral Property Costs

Mineral Permit (Assignment Agreement with Lithium Exploration VIII Ltd.)

On December 16, 2010, the Company entered into an Assignment Agreement to acquire the following:

a. )	An undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada.
b. )	All of the assignor’s right, title and interest in and to the Option Agreement.

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

5. Mineral Property Costs - Continued

On May 2, 2013, the Company entered into an agreement to retain the future use of the unit. Pursuant to the agreement, the Company must make the following payments:

a)	US$20,000 within three days of execution of the agreement (paid);
b)	US$30,000 within three days upon the testing of the unit has been successfully completed.

6. Convertible Promissory Notes

Summary of convertible promissory note at September 30, 2015 and June 30, 2015 is as follows:

	June 30,		Principal	Total	Total	September 30,
	2015		Issued	converted	repaid	2015

February 13, 2013	$67,913	$		$(13,140)	$-	$54,773
March 15, 2014	29,394		-	(22,755)	-	6,639
July 22, 2014	540,498		-	(46,408)	-	494,090
August 22, 2014	37,243		-	(5,200)	-	32,043
February 6, 2015	75,000		-	(20,000)	-	55,000
February 24, 2015	100,000		-		-	100,000
March 3, 2015	29,000		-	(3,000)	-	26,000
August 3, 2015	-		36,000	-	-	36,000
September 9, 2015	-		30,000		-	30,000
September 30, 2015	-		27,000		-	27,000

	$879,048		$93,000	$(110,503)	$-	$861,545

Less: Unamortized debt discount	$(345,054)					$(264,341)
Total note payable, net of debt discount	$533,994					$597,204

Current portion	$533,994					$597,204
Long term portion	$-					$-

On August 03, 2015 the Company issued an aggregate of $36,000 Convertible Promissory Notes that matures in a specified period from the date of issuance. These notes bear 10% interest per annum and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate as specified in the terms of the note.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $52,720 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

6. Convertible Promissory Notes – Continued

Dividend yield:	0%
Volatility	269.35%
Risk free rate:	0.17%

The initial fair values of the embedded debt derivative of $33,231 was allocated as a debt discount up to the proceeds of the note with the remainder $19,489 was charged to current period operations as interest expense.

On September 09, 2015, the Company issued an aggregate of $30,000 Convertible Promissory Notes that matures in a specified period from the date of issuance. These notes bear 10% interest per annum and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate as specified in the terms of the note.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $54,495 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	275.84%
Risk free rate:	0.39%

The initial fair values of the embedded debt derivative $30,000 was allocated as a debt discount up to the proceeds of the note with the remainder $24,495 was charged to current period operations as interest expense.

On September 30, 2015, Company issued an aggregate of $27,000 Convertible Promissory Notes that matures in a specified period from the date of issuance. These notes bear 10% interest per annum and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate as specified in the terms of the note.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $306,808 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	375.79%
Risk free rate:	0.33%

6. Convertible Promissory Notes – Continued

The initial fair values of the embedded debt derivative $27,000 was allocated as a debt discount up to the proceeds of the note with the remainder $279,808 was charged to current period operations as interest expense.

During the three months period ending September 30, 2015 the Company amortized the debt discount on all the notes $170,943 to operations as interest expense, respectively.

Derivative Liability- Debt

The fair value of the described embedded derivative on all debt was valued at $9,449,354 and $1,646,448 at September 30, 2015 and June 30, 2015, respectively, which was determined using the Black Scholes Model with the following assumptions:

	September 30,	June 30, 2015
	2015
Dividend yield:	0%	0%
Volatility	375.79%	258.89%
Risk free rate:	.08% - .64%	.11% - .64%

At September 30, 2015 and 2014, the Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $7,589,738 and gain of $242,883 for the three months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015 the Company issued 3,533,472 no of shares of the Company common stock in settlement of $110,503 of convertible note and interest.

During the three months ended September 30, 2015 the Company reclassed the derivative liability debt of $200,856 to additional paid in capital on conversion of convertible note.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2015 and June 30, 2015:

Derivative
Liability (convertible
promissory notes)
Balance, June 30, 2014	$3,006,171
Initial fair value at note issuances	1,227,384
Fair value of liability at note conversion	(3,174,990)
Mark-to-market at June 30, 2014	527,883
Balance, June 30, 2015	$1,646,448
Initial fair value at note issuances	414,024
Fair value of liability at note conversion	(200,856)
Mark-to-market at September 30, 2015	7,589,738
Balance, September 30, 2015	$9,449,354

Net loss for the period included in earnings relating to the liabilities held at September 30, 2015	$7,589,738

6. Convertible Promissory Notes – Continued

Derivative Liability- Warrants

Along with the promissory notes, the Company issued warrants that bear a cashless exercise provision. The warrants also include anti-dilution protection with respect to lower priced issuances of common stock or securities convertible or exchangeable into common stock, which provision resulted in derivative liability treatment under ASC 480. The warrants are recorded at fair value using the Black-Scholes option pricing model and marked-to-market at each reporting period, with the changes in the fair value recorded in the consolidated statement of operations and comprehensive income (loss).

During the three months ended September 30, 2015 no warrants were issued along with convertible note.

The fair value of the described embedded derivative on all warrants was valued at $995,411 at September 30, 2015 and $143,375 at June 30, 2015 which was determined using the Black Scholes Model with the following assumptions:

	September 30,	June 30, 2015
	2015
Dividend yield:	0%	0%
Volatility	356.75%	288.96%
Risk free rate:	.92% – 1.37%	1.01% - 1.63%

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2014	15,204	$242.57	2.62 years
Warrants issued	19,104	236.92	4.46 years
Exercised	(5,927)	257.08	-
Cancelled	-	-	-
Expired	(1,289)	240.00	-
Balance, June 30, 2015	27,092	$100.98	3.79 years
Warrants issued	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-

Balance, September 30, 2015	27,092	$100.98	3.54 years

6. Convertible Promissory Notes – Continued

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2015 and June 30, 2015:

Derivative
Liability (warrants)
Balance, June 30, 2014	$5,416,000
Initial fair value of warrant derivatives at note issuances	791,407
Fair value of warrant exercised	(2,730,022)
Mark-to-market at June 30, 2014 – warrant liability	(3,334,009)
Balance, June 30, 2015	$143,376
Initial fair value of warrant derivatives at note issuances	-
Fair value of warrant exercised	-
Mark-to-market at September 30, 2015 – warrant liability	852,035
Balance, September 30, 2015	$995,411

Net loss for the period included in earnings relating to the liabilities held at September 30, 2015	$852,035

At September 30, 2015 and 2014, the Company adjusted the recorded fair value of the derivative liability on warrants to market resulting in non-cash, non-operating loss of $852,035 and gain of $2,980,546 for the three months ended September 30, 2015 and 2014, respectively.

During the three months ended September 30, 2015 the Company reclassed the derivative liability on warrants of $0 to additional paid in capital on exercise of warrants.

7. Related Party Transactions

During the three months ended September 30, 2015, the Company incurred consulting fees of $815 (June 30, 2015 - $157,086) with directors and officers out of which there were no stock payments (June 30, 2015 - $58,990 were paid by issuance of 2,167 shares of the Company common stock).

As of September 30, 2015, the Company repaid to a director for a non-interest bearing demand loan of $nil (Note 9) (June 30, 2015 – payable $47,537).

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

8. Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2015, the Company had a working capital deficiency of $11,267,263 (June 30, 2015 - $2,456,477) and an accumulated deficit of $58,713,588 (June 30, 2015 - $49,567,348). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

8. Going Concern and Liquidity Considerations – Continued

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

9. Commitments and Contingencies - Continued

Lease Commitment

On May 15, 2014, the Company entered into a sublease agreement for a term of twenty four and one half months and expiring on May 31, 2016. Future minimum rental payments required under operating lease (exclusive of other additional rent payments) are $30,044.

Litigation

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

During the three months ending September 30, 2015, the directors of the company decided that the loan is irrecoverable and has been written off to $nil.

11. Discontinued Operations

On September 4, 2015, the Company entered into an Asset Purchase agreement whereby the Company sells the net assets of Alta Disposal Morinville Ltd. (of which the Company had acquired 51% interest on October 18, 2013) for total purchase price of CDN$10,000.

Operating results for the quarter ended September 30, 2015 and 2014 for Alta Disposal Morinville Ltd. are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the consolidated balance sheet.

11. Discontinued Operations - continued

A breakdown of the discontinued operations is presented as follow:

Consolidated Statements of Operations and Comprehensive Loss

	September 30,	September
	2015	30, 2014

Revenue	$-	$16,067
Selling, general and administrative	$(54,074)	(164,638)

Loss from discontinued operations	$(54,074)	$(148,571)

Consolidated Balance Sheets	September 30,	June 30, 2015
	2015

Current assets:
Cash and cash equivalents	$23,820	$46,731
Receivable, net	22,679	28,160
Prepaid expenses	-	-
Impairment of net assets	-	(60,178)

	$46,499	14,713
Current liabilities:
Accounts payable	$6,236	$6,696

12. Subsequent Events

Issuances of Common Shares

On October 8, 2015, the Company issued 8,044 common shares at a deemed price of $0.0001 per share to the depository trust as a result of the reverse stock split.

On October 28, 2015 the Company issued 554,000 common shares at a deemed price of $0.01 per share for promissory note conversion.

Convertible Promissory Notes

On November 6, 2015, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $12,000, with an issuance discount of 10% and maturity of one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the company’s common stock.

On December 1, 2015, the Company entered into a securities purchase agreement with an investor pursuant to which the investor acquired a convertible promissory note with an aggregate face value of $18,000, which amount includes the purchase price of $15,000, $1,500 for pre-paid interest at the rate of 10% for 12 months, and $1,500 in respect of legal fees incurred by the investor. The convertible note has a maturity date of December 1, 2016 and is convertible, at the option of the holder, in whole or in part, into shares of the company’s common stock at price per share equal to 65% of the lowest reported sale price of the Company’s common stock during the 20 trading days prior to December 1, 2015 or prior to the applicable conversion date.

On December 1, 2015, the Company entered into a second securities purchase agreement with an investor pursuant to which the investor acquired a convertible promissory note with an aggregate face value of $18,000, which amount includes the purchase price of $15,000, $1,500 for pre-paid interest at the rate of 10% for 12 months, and $1,500 in respect of legal fees incurred by the investor. The convertible note has a maturity date of December 1, 2016 and is convertible, at the option of the holder, in whole or in part, into shares of the company’s common stock at price per share equal to 65% of the lowest reported sale price of the Company’s common stock during the 20 trading days prior to December 1, 2015 or prior to the applicable conversion date.

On December 3, 2015, the Company issued 10% convertible redeemable note. Pursuant to the terms of the agreement, the investor acquired a convertible note with an aggregate face value of $17,000 with a maturity of one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the company’s common stock at 65% of lowest trading price at the date of conversion.

12. Subsequent Events - continued

The Company has evaluated subsequent events from October 1, 2015, through the date of this report, and determined there are no other items to disclose.

Subsequent to the issuance of June 30, 2015 financial statements, management determined that the warrants issued were incorrectly valued and derivative liability on the conversion option embedded in convertible notes was not recognized and during the three months period ending September 30, 2015, these warrants were revalued and a derivative liability on the conversion option was calculated. As a result of revaluation of the warrants, the consolidated balance sheet for the year ending June 30, 2015, the consolidated statements of operations and comprehensive income (loss) and consolidated statement of cash flows for the three months period ending September 30, 2014 and consolidated statements of changes in stockholders’ deficit for the period ending June 30, 2014 and June 30, 2015 were restated.

13. Restatement to previously issued financial statements

The following tables reflect the corrections to the affected line items in the previously issued financial statements as of and for the years ended June 30, 2015 and for the quarter ended September 30, 2014.

Effect on Condensed Consolidated Balance Sheet

	Year ended June 30, 2015

	As previously	Effect of Restatement	As Restated
	reported

ASSETS
Current
Cash and cash equivalents	$64,099	$-	$64,099
Receivable	13,421	-	13,421
Loan receivable	20,000	-	20,000
Prepaid expenses	2,788	-	2,788
Current assets held for sale	14,713	-	14,713
Total current assets	115,021	-	115,021

Deposit on Alta Disposal Morinville Ltd.	-	-	-
Investment Held for Sale (Note 15)	-	-	-
Total Assets	$115,021	$-	$115,021

LIABILITIES
Current
Accounts payable and accrued liabilities (note 9)	$65,962	$-	$65,962
Derivative liability – warrants (Note 6)	3,134	140,241	143,375
Derivative liability – convertible promissory notes (Note 6)	-	1,646,448	1,646,448
Due to related party (Note 8)	115,000	-	115,000
Convertible promissory notes (Note 6)	300,887	233,107	533,994
Accrued interest – convertible promissory notes (Note 6)	60,022	-	60,022
Liabilities of discontinued operations	6,696	-	6,696
Total Current Liabilities	$551,701	$2,087,796	$2,571,497

13. Restatement to previously issued financial statements - continued

STOCKHOLDERS’ DEFICIT
Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 10,000,000,000 common shares, $0.001 par value Issued and outstanding: Nil preferred shares (June 30, 2014 – Nil)	-	-	-
7,574,353 common shares (June 30, 2014 – 47,990)	7,575	-	7,575
Additional paid-in capital	43,165,743	4,217,489	47,383,232
Accumulated other comprehensive loss	(29,484)	-	(29,484)
Deficit accumulated during the exploration	(43,267,064)	(6,237,285)	(49,504,349)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(123,230)	(2,019,796)	(2,143,026)
Non-controlling interest	(313,450)	-	(313,450)
Total Stockholders’ Deficit	(436,680)	(2,019,796)	(2,456,476)

Total Liabilities and Stockholders’ Deficit	$115,021	$-	$15,021

Effect on Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

	Three months ended September 30, 2014
	As previously	Effect of
	reported	Restatement	As Restated

Revenue	$16,067	$(16,067)	$-
Operating Expenses:
Mining (Notes 3 & 5)	15,000	-	15,000
Selling, general and administrative (Notes 3 & 5)	502,629	(164,638)	337,991
Total operating expenses	517,629	(164,638)	352,991
Loss from operations	(501,562)	148,571	(352,991)
Other income (expenses)

Interest expense (Note 6)	(1,562,421)	838,350	(724,071)
Gain (loss) on change in the fair value of derivative liability (Note 6)	2,458,446	764,983	3,223,429
Fair Value of Warrants issued	(397,070)	397,070	-
Amortization of discount on debt discount	-	(709,644)	(709,644)
Equity in income of investment held for sale	48,423	-	48,423

13. Restatement to previously issued financial statements - continued

(Loss) income before income taxes	45,816	1,439,329	1,485,145

Provision for Income Taxes (Note 4)	-	-	-
(Loss) income from continuing operations	45,816	1,439,329	1,485,145

(Loss) from discontinued operations	-	(148,571)	(148,571)
Net (loss) income	45,816	1,290,758	1,336,574
Less: Net (loss) income attributable to the non-controlling interest	(72,800)	-	(72,800)
Net (loss) income attributable to Lithium Exploration Group, Inc. Common shareholders	$118,616	$1,290,758	$1,409,374

Basic and Diluted (loss) income per Common Share	0.00	33,87	22.24
Basic and Diluted Weighted Average Number of Common Shares Outstanding	253,441,532	(253,378,172)	63,360

Comprehensive (loss) income :
Net (loss) income	45,816	1,290,758	1,336,574
Foreign currency translation adjustment	(1,864)	-	(1,864)
Comprehensive (loss) income	43,952	1,290,758	1,334,710
Comprehensive income (loss) attributable to non-controlling interest	(72,800)	-	(72,800)
Comprehensive (loss) income attributable to Lithium Exploration Group, Inc.	$116,752	$1,290,758	$1,407,510

Effect on Condensed Consolidated Statements of Cash Flows

	Three months ending September 30, 2014

	As previously	Misstatement	As Restated
	reported	Adjustment

Cash Flows from Operating Activities
Net loss from continuing operations	$45,816	$1,439,329	$1,485,145

Loss from discontinued operations	-	(148,571)	(148,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of investment held for sale	(48,423)	-	(48,423)
Common shares issued for consulting fees	87,000	-	87,000
Interest expense	1,478,356	(838,350)	640,006
Amortization of discount on derivative liabilities	-	709,644	709,644
Bad debt written-off	-	-	-
Common shares issued for interest expenses	31,642	-	31,642
(Gain) loss on change in the fair value of derivative liability	(2,458,446)	(764,983)	(3,223,429)
Fair value of warrants issued	397,070	(397,070)	-

13. Restatement to previously issued financial statements - continued

Changes in operating assets and liabilities:
Receivable, net	4,147	(4,147)	-
Prepaid expenses	18,976	(2,366)	16,610
Accrued interest	52,423	-	52,423
Accounts payable and accrued liabilities	101,391	(62,110)	39,281

Net cash used in operating activities from continuing operations	(290,048)	(68,623)	(358,671)
Net cash used in operating activities from discontinued operations	-	65,941	65,941
Net cash used in operating activities	(290,048)	(2,682)	(292,730)

Cash Flows from Financing Activities
Proceed from issuance of convertible promissory notes	400,000	-	400,000
Net cash provided by financing activities	400,000	-	400,000

Effect of foreign exchange	(1,864)	-	(1,864)

Increase (decrease) in cash and cash equivalents	108,088	(2,684)	105,406
Cash and cash equivalents - beginning of period	69,732	(12,100)	57,632
Cash and cash equivalents - end of period	$177,820	$(14,782)	$163,038

Supplementary disclosure of cash flow information:
Cash paid during the period for:	$-		$-
Interest	$-		$-
Income taxes
Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion	$986,034	$(462,368)	$523,666
Transfer of beneficial conversion feature to fair value of note	$215,385	$(215,385)	$-
Common stock issued on cashless exercise of warrants	$766,675	$1,605,259	$2,371,934
Derivative liability re-classed to additional paid in capital	$-	$919,506	$919,506
Debt discount on convertible note and warrants	$-	$367,333	$367,333
Initial derivative liability on note issuance	$-	$1,007,232	$1,007,232

Effect on Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Year ended June 30, 2015
	As previously
	reported		As Restated
		Misstatement Adjustment
Additional Paid in Capital
Beginning Balance	$38,573,856	$538,043	$39,111,899
Common shares issued for debt conversion	3,636,984	(1,457,586)	2,179,398
Common shares issued for exercise of warrants	767,879	1,962,041	2,729,920
Common shares issued for reclassification of derivative liability on convertible notes	-	3,174,990	3,174,990
Closing Balance	$43,165,743	$4,217,488	$47,383,231

13. Restatement to previously issued financial statements - continued

Accumulated deficit
Beginning Balance	$(40,821,871)	$(6,166,108)	$(46,987,979)
Net loss for the period	(2,445,193)	(71,176)	(2,516,369)
Closing Balance	$(43,267,064)	$(6,237,283)	$(49,504,347)

Total Equity
Beginning Balance	$(2,355,136)	$(5,628,065)	$(7,983,201)
Common shares issued for consulting fees	118,990		118,990
Common shares issued for investor relations	68,000		68,000
Common shares issued for exercise of warrants	767,981	1,962,039	2,730,020
Common shares issued for debt conversion	3,644,405	(1,457,585)	2,186,820
Common shares issued for reclassification of derivative liability on convertible notes	-	3,174,990	3,174,990
Common shares issued to trust	38	-	38
Foreign exchange translation	(23,715)		(23,715)
Net loss for the period	(2,657,243)	(71,176)	(2,728,419)
Closing Balance	$(436,680)	$(2,019,797)	$(2,456,477)

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

On June 22, 2015, in accordance with our articles of incorporation, our board of Directors has designated 250,000 of our 100,000,000 authorized shares of Preferred Stock as Series “A” Preferred Stock. The Series “A’ Preferred Stock, par value $0.001, will rank senior to our common stock, carrying general voting rights with the common stock at the rate of 62 votes per share. The Series “A” Preferred Stock will be deemed cancelled within 1 year of issuance and are not entitled to share in dividends or other distributions. So long as any shares of Series “A” Preferred Stock are outstanding, the affirmative vote of not less than 75% of those outstanding shares of Series “A” Preferred Stock will be required for any change to our Articles of Incorporation.

On July 9, 2015 our board of directors approved a settlement agreement dated June 25, 2015 among our company, JDF Capital Inc., and our wholly owned subsidiary, Alta Disposal Ltd. Previously, pursuant to a General Security Agreement dated July 22, 2014, JDF Capital Inc. was granted a first ranking security interest over all current and future assets of Alta Disposal Ltd. in full guarantee of $708,000 loan to our Company. Pursuant to the Settlement Agreement, JDF Capital Inc. and its assign, Blue Citi LLC, have agreed to release and discharge their general security interest in consideration of the issuance of 130,000 shares of Series “A” Preferred Stock. The 130,000 shares of Series “A” Preferred Stock were relinquished and cancelled by agreement with Blue Citi effective December 5, 2015 .

Effective September 4, 2015, our company entered into an Asset Purchase Agreement with Cancen Oil Canada whereby we sold all right, title and interest of Alta Disposal Morinville Ltd. assets for total purchase price of CAD$10,000 (approximately USD$7,531.25) .

On July 13, 2015 our company's directors approved an increase to our authorized capital from 2,000,000,000 shares of common stock, par value $0.001 to 10,000,000,000 shares of common stock, par value of $0.001 per share and a reverse stock split on a basis of up to 200 old shares of common stock for one (1) share of common stock. The increase of authorized capital and stock split was approved by shareholders on July 13, 2015. A Definitive Schedule 14C was filed with United States Securities and Exchange Commission ("SEC") on August 6, 2015. On September 9, 2015, we filed with the Nevada Secretary of State a Certificate of Amendment increasing our authorized capital from 2,000,000,000 shares of common stock, par value $0.001 to 10,000,000,000 shares of common stock, par value of $0.001 per share. The reverse split became effective with the Over-the-Counter Bulletin Board at the opening of trading on September 30, 2015. Effective September 30, 2015, our new CUSIP number is 53680P308.

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

In this Quarterly Report and in the accompanying financial statements and notes, the above described reverse splits are reflected retrospectively in the descriptions of shares and warrants, and their corresponding issuance and exercise prices, except where otherwise indicated.

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

On July 3, 2013, Lithium Exploration VIII and Golden Virtue elected to convert the note and accrued interest in the combined aggregate amount of CAD$83,057.53 (USD$78,743) into common shares of our company. Pursuant to this election, we issued an aggregate of 239 shares (on a pre-reverse split basis) of our common stock at the price of USD$330 per share.

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

On June 12, 2012, we filed a complaint against Glottech-USA in the Court of Common Pleas of Chester County, Pennsylvania, alleging that Glottech-USA misused our funds and was in breach of our agreements that called for Glottech-USA to deliver one initial unit of the mechanical ultrasound technology. We further alleged that Glottech-USA was financially insolvent and unable to fulfill its promises to us.On June 12, 2012, we filed a complaint with the Court of Common Pleas of Chester County, Pennsylvania against Glottech-USA, LLC, Eldredge, Inc., and the Eldredge Companies, Inc. Pursuant to an unopposed motion, the Eldredge parties were dismissed in October of 2012. The complaint initially sought an order of the Court granting possession of the initial unit.

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

Pursuant to the license agreement, we obtained the exclusive right to use the mechanical ultrasound technology within the field of non-petrochemical mining within the territory of Canada. We may also sublicense our rights under the license in respect of one or more units of the technology to any entity operating within the field of use in which we own or beneficially own at least a 20% equity interest. GD Glottech International agreed to supply us with up to 5 technology units per 12-month period from the effective date of the license term, which will start from the month of delivery of the unit of the technology. The first unit of the technology provided under the license to be provided at no additional cost to us and subsequent units shall be subject to a fee based on the then current retail price of the units. If we sublicense any of our rights, the term of the applicable license will be for 5 years from the date the applicable unit is delivered. Pursuant to the license agreement, GD Glottech International shall provide ongoing technical assistance and training in respect of our use of the technology at our cost.

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

GD Glottech International’s technology is designed to separate suspended solids from water (brine), which is one step in the process that we are taking to produce commercially viable minerals. The technology produces extremely high temperatures, which destroy organic substances such as bacteria and other toxic agents. We believe that GD Glottech International’s technology can provide lower costs of operation as well as reduced time for site clean-up than traditional methods of water treatment. We anticipate using this application to extract dissolved solids like lithium, potassium, and magnesium from oil field brine. The disposal of produced water (brine) from oil and gas production in Alberta is a significant environmental issue for the province and presents a considerable economic issue for producers. We intend to use the technology on our Valleyview Property in Alberta, in cooperation with oil and gas producers, to treat and dispose of their produced water while monetizing the minerals that are contained within that produced water stream that is being brought to the surface during the oil and gas production process. As we own the MAIM (Metals and Industrial Minerals) claims to the minerals on the Valleyview Property, the minerals contained in their produced water stream fall under our rights. While we have had discussions with oil and gas consultants and oil operators regarding their difficulties in treating the brine at some of their fields, we have no formal agreements in place.

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

Certain members of Glottech-USA continued to pursue dissolution of the company in Mississippi. The members of Glottech-USA who seek dissolution have stated in court filings that it is not practicable for Glottech-USA to continue as an ongoing business. In addition, Sulzer filed suit against Glottech-USA Texas for unfulfilled obligations.

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

On December 18, 2015 we withdrew our complaint against Glottech-USA, LLC filed in the Court of Common Pleas in Chester County, Pennsylvania. Concurrently, we released Glottech –USA, LLC and its former principals, Mark Seigel, Larry Nesbit and Ron Fender, from any and all claims related to the complaint.

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

The Shareholders Agreement additionally provides for the engagement of Valeura Energy Inc. as the operator of Alta Disposal Morinville’s lands, wells, the facilities, pipelines and disposal wells pursuant to an operating agreement between Alta Disposal Morinville and Valeura dated July 9, 2013. Valeura was to retain a 10% working interest in Alta Disposal Morinville’s lands until completion of the initial work on the disposal well project and will re-convey that interest to Alta Disposal Morinville provided that Alta Disposal Morinville has paid Valeura a cash payment of $2,500 per month for acting as operator of the disposal well and the lands and upon payment of an amount of $10,000 to Valeura upon completion of the project. The disposal well work program must be mutually approved by Alta Disposal Morinville and Valeura. Alta Disposal Morinville will be responsible for all costs and expenses relating to the work program. Effective September 4, 2015, our company entered into an Asset Purchase Agreement with Cancen Oil Canada whereby we sold all right, title and interest of Alta Disposal Morinville Ltd. assets for total purchase price of CAD$10,000 (approximately USD$7,531.25) .

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

Tero was a family owned waste disposal company. The waste disposal facility had been under the same ownership since it began operations in 1997. In 2002, Tero successfully reclassified the original Class II well to a Class IB disposal well and expanded the capabilities of the facility to handle solid waste disposal. The facility is located near Wardlow, Alberta and is right in the heart of the area’s oil and gas producers. The nearest competing commercial disposal companies are 75 kilometers away which presents Tero’s facility with a large geographical advantage.

On May 1, 2015, our former subsidiary Alta Disposal entered into a share purchase agreement with Natel Hofmann and Tero Oilfield Services Ltd. for the sale of the Tero Shares by Alta Disposal to Ms. Hofmann in consideration of an aggregate of $300,000. As at April 29, 2015, the purchase price was paid in full.

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

Loan Agreements with JDF Capital Inc.

$500,000 Loan

On March 15, 2014, we entered into a securities purchase agreement with JDF, pursuant to which JDF provided us with an aggregate investment of $500,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued JDF a 10% original issue discount convertible promissory note of $550,000 due September 15, 2015 and convertible into common shares on a cashless basis at a price per share of 35% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion. The note bears interest, in arrears, at a rate per annum equal to fifteen percent (15%) accruing on a semi-annual basis commencing March 15, 2014 in cash or restricted shares of our company’s common stock, par value $0.001 per share at the option of the holder. During the three months ended September 30, 2015, an interest expense of $8,362 (June 30, 2015 - $6,279) was accrued.

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

To date, we have issued the following securities in conversion of the $400,000 portion of the March 15, 2014 convertible promissory note held by JDF Capital:

  On September 23, 2014, we issued 455 common shares at a deemed price of $10.90 per share for promissory note and interest conversion of $5000.
  On October 3, 2014, we issued 2,500 common shares at a deemed price of $10.00 per share for promissory note and interest conversion of $25,000.
  On October 6, 2014, we issued 2,500 common shares at a deemed price of $10.00 per share for promissory note and interest conversion of $25000.00.
  On October 7, 2014, we issued 2,750 common shares at a deemed price of $8.80 per share for promissory note and interest conversion of $24,200.
  On October 13, 2014, we issued 3,409 common shares at a deemed price of $8.80 per share for promissory note and interest conversion of $30,000.
  On October 21, 2014, we issued 5,000 common shares at a deemed price of $5.80 per share for promissory note and interest conversion of $29,000.
  On October 31, 2014, we issued 3,750 common shares at a deemed price of $04.60 per share for promissory note and interest conversion of $17,250.
  On November 10, 2014, we issued 4,952 common shares at a deemed price of $4.20 per share for promissory note and interest conversion of $20,800.
  On November 13, 2014, we issued 5,000 common shares at a deemed price of $3.60 per share for promissory note and interest conversion of $18,000.
  On November 18, 2014, we issued 6,410 common shares at a deemed price of $3.12 per share for promissory note and interest conversion of $20,000.
  On December 1, 2014, we issued 7,500 common shares at a deemed price of $2.80 per share for promissory note and interest conversion of $21,000.
  On December 5, 2014, we issued 7,500 common shares at a deemed price of $2.00 per share for promissory note and interest conversion of $15,000.
  On December 8, 2014, we issued 8,750 common shares at a deemed price of $1.40 per share for promissory note and interest conversion of $12,250.
  On December 10, 2014, we issued 11,250 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $13,500.
  On December 15, 2014, we issued 12,500 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $15,000.
  On December 18, 2014, we issued 15,000 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $18,000.
  On April 1, 2015, we issued 19,110 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $22,932.
  On April 7, 2015, we issued 19,608 common shares at a deemed price of $1.02 per share for promissory note and interest conversion of $20,000.
  On April 10, 2015, we issued 25,000 common shares at a deemed price of $0.61 per share for promissory note and interest conversion of $15,250.
  On April 17, 2015, we issued 25,000 common shares at a deemed price of $0.48 per share for promissory note and interest conversion of $12,000.

  On April 17, 2015, we issued 25,000 common shares at a deemed price of $0.40 per share for promissory note and interest conversion of $10,000.
  On April 20, 2015, we issued 25,000 common shares at a deemed price of $0.26 per share for promissory note and interest conversion of $6,500.
  On April 22, 2015, we issued 30,000 common shares at a deemed price of $0.24 per share for promissory note and interest conversion of $7,200.
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

To date, we have issued the following securities in conversion of the $100,000 portion of the March 15, 2014 convertible promissory note held by River North Equity:

  On April 23, 2015, we issued 32,360 common shares at a deemed price of $0.24 per share for promissory note and interest conversion of $7,766.
  On April 28, 2015, we issued issued 39,303 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $7,860.
  On April 30, 2015, we issued 48,584 common shares at a deemed price of $0.15 per share for promissory note and interest conversion of $7,288.
  On May 5, 2015, we issued 73,637 common shares at a deemed price of $0.13 per share for promissory note and interest conversion of $9,573.
  On May 8, 2015, we issued 78,892 common shares at a deemed price of $0.08 per share for promissory note and interest conversion of $6,311.
  On May 13, 2015, we issued 111,138 common shares at a deemed price of $0.08 per share for promissory note and interest conversion of $8,891.
  On May 15, 2015, we issued 160,565 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $11,239.
  On May 22, 2015, we issued 166,802 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $11,676.
  On September 11, 2015, we issued 434,084 common shares at a deemed price of $0.03 per share for promissory note conversion of $13,022.
  On September 18, 2015, we issued 486,623 common shares at a deemed price of $0.02 per share for promissory note conversion of $9,732.

As at September 30, 2015, a balance of $6,639 remains payable or convertible into common shares pursuant to the March 15, 2014 note (which amount excludes the restated $50,000 portion), whereas all of the accompanying warrants remain unconverted and outstanding.

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

  On April 20, 2015, we issued 25,922 common shares at a deemed price of $0.39 per share for promissory note and interest conversion of $10,109.
  On May 27, 2015, we issued 102,839 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $7,198.
  On June 3, 2015, we issued issued 222,506 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $8,900.
  On June 15, 2015, we issued 218,089 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of 8,723.
  On May 1, 2015, we issued 53,741 common shares at a deemed price of $0.15 per share for promissory note and interest conversion of $8,061.
  On July 10, 2015, we issued 201,465 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $7,800.

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

To date, we have issued the following securities in conversion of the August 6, 2014 convertible promissory note:

  On June 2, 2015, we issued 144,231 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $7,500.
  On June 5, 2015, we issued 220,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $10,010.
  On June 10, 2015, we issued 275,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $12,512.
  On July 8, 2015, we issued 125,000 common shares at a deemed price of $0.04 per share for promissory note conversion of $4,875.

  On July 21, 2015, we issued 250,000 common shares at a deemed price of $0.04 per share for promissory note conversion of $9,750.
  On July 29, 2015, we issued 298,269 common shares at a deemed price of $0.04 per share for promissory note conversion of $11,633.
  On September 18, 2015, we issued 475,000 common shares at a deemed price of $0.03 per share for promissory note conversion of $12,350.

As at September 30, 2015, $600,000 has been funded pursuant to the note of which approximately $431,370 remains unconverted and outstanding.

On March 9, 2015, JDF Capital and Blue Citi PR, LLC agreed to assign an aggregate of $100,000 from the convertible promissory note of JDF Capital (that was issued by our company) to Blue Citi PR LLC. As at the date of this report, we have issued the following securities in conversion of the promissory note:

  On April 22, 2015, we issued 14,793 common shares at a deemed price of $0.34 per share for promissory note and interest conversion $5,000.
  On April 30, 2015, we issued 45,000 common shares at a deemed price of $0.17 per share for promissory note and interest conversion $7.605.
  On May 7, 2015, we issued 75,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $6,825.
  On May 12, 2015, we issued 89,011 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $8,100.
  On May 13, 2015, we issued 125,000 common shares at a deemed price of $0.08 per share for promissory note and interest conversion $9,750.

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

  On August 13, 2013, we issued 396 common shares at a deemed price of $294.00 per share for promissory note and interest conversion of $116,550.
  On November 11, 2013, we issued 347 common shares at a deemed price of $168.00 per share for promissory note and interest conversion of $58,275.
  On December 4, 2013, we issued 359 common shares at a deemed price of $162.40 per share for promissory note and interest conversion of $58,275.
  On January 6, 2014, we issued 638 common shares at a deemed price of $91.28 per share for promissory note conversion of $58,275.
  On February 14, 2014, we issued 500 common shares at a deemed price of $89.60 per share for promissory note conversion of $44,800.

  On March 3, 2014, we issued 475 common shares at a deemed price of $89.60 per share for promissory note conversion of $42,613.
  On June 10, 2014, we issued 400 common shares at a deemed price of $85.20 per share for promissory note conversion of $34,000.
  On June 27, 2014, we issued 425 common shares at a deemed price of $74.00 per share for promissory note conversion of $31,450.
  On July 16, 2014, we issued 450 common shares at a deemed price of $74.00 per share for promissory note and interest conversion of $33,300.
  On August 1, 2014, we issued 266 common shares at a deemed price of $67.00 per share for promissory note and interest conversion of $17,800.
  On September 3, 2014, we issued 750 common shares at a deemed price of $40.00 per share for promissory note and interest conversion of $30,000.
  On September 11, 2014, we issued 1,400 common shares at a deemed price of $20.20 per share for promissory note and interest conversion of $28,275.
  On October 22, 2014, we issued 4,750 common shares at a deemed price of $5.80 per share for promissory note and interest conversion of $27,550.
  On November 6, 2014, we issued 4,975 common shares at a deemed price of $4.20 per share for promissory note and interest conversion of $20,895.
  On November 19, 2014, we issued 8,500 common shares at a deemed price of $3.20 per share for promissory note and interest conversion of $27,200.
  On December 10, 2014, we issued 12,075 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $14,490.
  On December 17, 2014, we issued 15,425 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $18,510.
  On April 22, 2015, we issued 31,000 common shares at a deemed price of $0.26 per share for promissory note and interest conversion of $8,060.
  On April 24, 2015, we issued 41,500 common shares at a deemed price of $0.21 per share for promissory note and interest conversion of $8,715.
  On May 8, 2015, we issued 92,500 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $6,475.
  On May 14, 2015, we issued 132,000 common shares at a deemed price of $0.06 per share for promissory note and interest conversion $7,920
  On May 27, 2015, we issued 194,500 common shares at a deemed price of $0.05 per share for promissory note and interest conversion of $9,725.
  On June 3, 2015, we issued 225,000 common shares at a deemed price of $0.04 per share for promissory note and interest conversion $9,000
  On June 11, 2015, we issued 284,000 common shares at a deemed price of $0.03 per share for promissory note and interest conversion of $8,520.
  On June 16, 2015, we issued 249,500 common shares at a deemed price of $0.03 per share for promissory note and interest conversion of $7,485.
  On September 15, 2015, we issued 438,000 common shares at a deemed price of $0.03 per share for promissory note conversion of $13,140.
  On October 28, 2015 we issued 554,000 common shares at a deemed price of $0.01 per share for promissory note conversion of $5,540.

As at September 30, 2015, there remains a balance of approximately $54,773 unconverted and payable pursuant to the note.

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

Loan Agreement with JSJ Investments Inc.

On February 23, 2014, we entered into a securities purchase agreement with JSJ Investments Inc., pursuant to which JSJ Investments provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued JSJ Investments a convertible promissory note with 12% interest due August 27, 2014 and convertible into common shares on a cashless basis at a price of the lower of 50% of the average of the three lowest bids on the 20 trading days before February 27, 2014 or of a notice to convert during the twenty trading days preceding the delivery of any related conversion notice. On August 28, 2014, we issued 2,598 common shares at a deemed price of $40.80 per share in full conversion of the promissory note and interest at face value of $105,983.

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

  On September 10, 2014, we issued 1,684 common shares at a deemed price of $22.20 per share for promissory note and interest conversion of $37,375.
  On September 16, 2014, we issued 953 common shares at a deemed price of $21.33 per share for promissory note and interest conversion of $20,322.

On April 8, 2015, we issued 21,838 common shares at a market price of $0.85 per share for promissory note and interest conversion of $18,475. As at the date of this report, there remains no balance payable pursuant to the note.

Loan Agreements with LG Capital Funding, LLC

On February 27, 2014, we entered into another securities purchase agreement with LG Capital Funding, LLC. Pursuant to which LG Capital provided our company with an aggregate investment of $75,000 in consideration of a promissory note carrying interest at the rate of 10% per annum and due March 3, 2016. The promissory note is convertible into common shares of our company at the investor’s option at any time after 180 days at a price equal to 50% of the lowest bids price for the 20 days prior to conversion date subject to various prescribed conditions. During the year ended June 30, 2015, the full face value of the note including interest (being $80,145 (June 30, 2014 - $Nil) in the aggregate) was fully converted to 28,087 common shares pursuant to the following issuances of common stock:

  On September 29, 2014, we issued 1,512 common shares at a deemed price of $12.60 per share for promissory note and interest conversion of $19,050.
  On October 27, 2014, we issued 5,502 common shares at a deemed price of $6.20 per share for promissory note and interest conversion of $34,113.
  On December 11, 2014, we issued 8,473 common shares at a deemed price of $1.40 per share for promissory note and interest conversion of $11,862.
  On December 17, 2014, we issued 12,600 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $15,120.

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

On September 11, 2015, the Company issued 80,801 common shares at a deemed price of $0.04 per share for partial conversion of the March 3, 2015 promissory note. During the year ended June 30, 2015, an interest expense of $967 was accrued in respect of the note. As at the date of this report, there remains a balance of approximately $26,000 unconverted and payable pursuant to the note.

On September 30, 2015, we entered into a securities purchase agreement with LG Capital Funding, LLC. Pursuant to the terms of the agreement, JDF Capital acquired a convertible redeemable promissory note with an aggregate principal amount $27,000 due on September 30, 2016 which amount includes an issuance discount of 10% and carries interest at the rate of 10% per annum after 12 months. The note is convertible at the lower of 65% discount of the lowest trading price for the 20 days prior to conversion date subject to various prescribed conditions.

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

  On September 10, 2014, we issued 385 common shares at a deemed price of $26.00 per share for promissory note and interest conversion of $10,000.
  On September 23, 2014, we issued 962 common shares at a deemed price of $13.00 per share for promissory note and interest conversion of $12,500.
  On October 9, 2014, we issued 1,667 common shares at a deemed price of $9.00 per share for promissory note and interest conversion of $15,000.
  On October 16, 2014, we issued 1,829 common shares at a deemed price of $8.20 per share for promissory note and interest conversion of $15,000.
  On October 24, 2014, we issued 2,206 common shares at a deemed price of $6.80 per share for promissory note and interest conversion of $15,000.
  On October 31, 2014, we issued 3,125 common shares at a deemed price of $4.60 per share for promissory note and interest conversion of $15,000.
  On November 17, 2014, we issued 3,947 common shares at a deemed price of $3.80 per share for promissory note and interest conversion of $15,000.
  On December 3, 2014, we issued 5,357 common shares at a deemed price of $2.80 per share for promissory note and interest conversion of $15000.
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

  On March 16, 2015, 141 warrants were exercised for 36,175 of our common shares at a deemed price of $0.64 in accordance with the terms of the agreement. On April 16, 2015, we issued 42,417 common shares at a deemed price of $3.14 per share in the aggregate pursuant to the exercise of 230 warrants.

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

  On September 23, 2014, we issued 2,500 common shares at a deemed price of $11.00 per share for promissory note and interest conversion of $27,520.
  On October 27, 2014, we issued 3,750 common shares at a deemed price of $5.80 per share for promissory note and interest conversion of $21,520.
  On November 3, 2014, we issued 3,750 common shares at a deemed price of $4.60 per share for promissory note and interest conversion of $17,250.
  On December 10, 2014, we issued 8,500 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $10,200.
  On April 1, 2015, we issued 15,000 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $18,000.
  On April 7, 2015, we issued 22,500 common shares at a deemed price of $1.02 per share for promissory note and interest conversion of $22,950.
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
  On May 5, 2015 we issued 75,000 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $7,500.
  On May 8, 2015, we issued 75,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion of $5,250.
  On May 13, 2015, we issued 122,357 common shares at a deemed price of $ 0.07 for promissory note and interest conversion of $8,565.

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

On August 20, 2014, we issued an aggregate of 4,528 common shares at a deemed price of $203.13 per share for the cashless conversion of warrants issued on February 28, 2014.

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

  On September 8, 2014, we issued 277 common shares at a deemed price of $38.00 per share for promissory note and interest conversion of $10,510.
  On September 11, 2014, we issued 652 common shares at a deemed price of $24.20 per share for promissory note and interest conversion of $15,777.
  On September 12, 2014, we issued 717 common shares at a deemed price of $22.00 per share for promissory note and interest conversion of $15,781.
  On September 15, 2014, we issued 479 common shares at a deemed price of $22.00 per share for promissory note and interest conversion of $10,529.

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

  On September 12, 2014, we issued 2,475 common shares at a deemed price of $20.20 per share for promissory note and interest conversion of $50,000.
  On October 23, 2014, we issued 1,471 common shares at a deemed price of $6.80 per share for promissory note and interest conversion of $10,000.
  On November 14, 2014, we issued 5,263 common shares at a deemed price of $3.80 per share for promissory note and interest conversion of $20,000.
  On November 18, 2014, we issued 7,193 common shares at a deemed price of $3.80 per share for promissory note and interest conversion of $27,335.

As at the date of this report, all interest and principal of the note has been fully converted.

In addition, we issued an aggregate of 500 warrants to Iconic in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $200 and expire after a term of three years. As at the date of this report, we have made the following issuances of common stock in cashless exercise of the March 3, 2014 warrants:

  On April 14, 2015, we issued 5,385 common shares at a deemed price of $23.74 per share in full exercise of the warrants.

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

  On September 4, 2014, we issued 227 common shares at a deemed price of $44.00 per share for promissory note and interest conversion of $10,000.
  On September 11, 2014, we issued 413common shares at a deemed price of $24.20 per share for promissory note and interest conversion of $10,000.
  On September 17, 2014, we issued 354 common shares at a deemed price of $19.80 per share for promissory note and interest conversion of $7,000.
  On September 23, 2014, we issued 369 common shares at a deemed price of $12.60 per share for promissory note and interest conversion of $4,655.
  On September 29, 2014, we issued 1,250 common shares at a deemed price of $12.60 per share for promissory note and interest conversion of $15,750.
  On October 27, 2014, we issued 836 common shares at a deemed price of $6.40 per share for promissory note and interest conversion of $5,353.

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

As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

  On October 27, 2014, we issued 5,678 common shares at a deemed price of 5.80 per share for promissory note and interest conversion of $32,934.
  On December 12, 2014, we issued 18,612 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $22,334.
  On March 31, 2015, we issued 20,834 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $25,000.

  On May 1, 2015, we issued 105,315 common shares at a deemed price of $0.16 per share for promissory note and interest conversion of $16,850.
  On May 7, 2015, we issued 90,775 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $6,354.
  On May 12, 2015, we issued 90,775 common shares at a deemed price of $0.07 per share promissory note and interest conversion of $6,354.
  On June 4, 2015, we issued 222,791 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $8,911.
  On June 11, 2015, we issued 428,933 common shares at a deemed price of $0.03 per share for promissory note and interest conversion $12,868.

As at the date of this report, there remains no balance unconverted and payable pursuant to the note.

In addition on March 3, 2014, we issued an aggregate of 417 warrants to Black Mountain in consideration for purchasing the note. Subject to adjustments, each warrant is convertible into common shares at a price of $240.00 per share and expire after a term of five years. In the case that our common share closing price is greater than $240.00 per share for two days, the warrants may be exercised on a cashless basis at a price pursuant to the warrant. As at the date of this report, we have made the following issuances of common stock in full exercise of the March 3, 2014 warrants:

  On August 5, 2014, we issued 5,161 common shares pursuant to the exercise of warrants at a deemed price of $33.59 per share or $173,367 in the aggregate..
  On September 15, 2014, we issued 2,737 common shares pursuant to the exercise of warrants at a deemed price of $34.12 per share or $93,401 in the aggregate.

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

  On September 3, 2014, we issued 125 common shares at a deemed price of $40.00 per share for promissory note and interest conversion of $5,000.
  On September 15, 2014, we issued 1,396 common shares at a deemed price of $20.20 per share for promissory note and interest conversion of $28,200.
  On September 24, 2014, we issued 2,273 common shares at a deemed price of $11.00 per share for promissory note and interest conversion of $25,000.

  On October 2, 2014, we issued 1,136 common shares at a deemed price of $11.00 per share for promissory note and interest conversion of $12,500.
  On October 13, 2014, we issued 2,670 common shares at a deemed price of $8.80 per share for promissory note and interest conversion of $23,500.
  On October 20, 2014, we issued 2,778 common shares at a deemed price of $7.20 per share for promissory note and interest conversion of $20,000.
  On October 21, 2014, we issued 2,500 common shares at a deemed price of $6.00 per share for promissory note and interest conversion of $15,000.
  On October 27, 2014, we issued 5,000 common shares at a deemed price of $6.00 per share for promissory note and interest conversion of $30,000
  On November 4, 2014, we issued 4,348 common shares at a deemed price of $4.60 per share for promissory note and interest conversion of $20,000.
  On December 4, 2014, we issued 7,500 common shares at a deemed price of $2.40 per share for promissory note and interest conversion of $18,000.
  On December 5, 2014, we issued 6,818 common shares at a deemed price of $2.20 per share for promissory note and interest conversion of $15,000.
  On December 8, 2014, we issued 6,667 common shares at a deemed price of $1.80 per share for promissory note and interest conversion of $12,000.
  On December 9, 2014, we issued 6,429 common shares at a deemed price of $1.40 per share for promissory note and interest conversion of $9,000.

There is no outstanding balance payable in respect of the note as of the date of this report. Along with the promissory note entered on March 3, 2014, we issued warrants to acquire a total of 1,000 shares of the company for a period of three years at an exercise price of $200.00. On September 4, 2014, 25 warrants were exercised for 146 of our common shares at a deemed price of $456 in accordance with the terms of the agreement.

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

  On April 30, 2015, we issued 49,000 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $9,800.
  On May 1, 2015, we issued 49,000 common shares at a deemed price of $0.20 per share for promissory note and interest conversion $9,800.
  On May 7, 2015, we issued 49,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $4,459.
  On May 11, 2015, we issued 110,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $10,010.
  On May 14, 2015, we issued 110,000 common shares at a deemed price of $0.08 per share for promissory note and interest conversion $8,580.
  On May 27, 2015, we issued 150,000 common shares at a deemed price of $0.07 per share for promissory note and interest conversion $9,750.
  On June 2, 2015, we issued 150,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $7,800.
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

As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

  On April 13, 2015, we issued 26,250 common shares at a deemed price of $0.64 per share for promissory note and interest conversion of$16,721.
  On April 27, 2015, we issued issued 26,250 common shares at a deemed price of $0.22 per share for promissory note and interest conversion of $5,801.
  On April 30, 2015, we issued 54,200 common shares at a deemed price of $0.15 per share for promissory note and interest conversion of $9,160.
  On May 5, 2015, we issued 78,892 common shares at a deemed price of $0.12 per share for promissory note and interest conversion of $9,230.
  On May 11, 2015, we issued 92,741 common shares at a deemed price of $0.09 per share for promissory note and interest conversion of $8,439.
  On May 19, 2015, we issued 166,802 common shares at a deemed price of $0.08 per share for promissory note and interest conversion of $13,091.

  On June 9, 2015, we issued 255,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion of $13,260.
  On July 22, 2015, we issued 100,000 common shares at a deemed price of $0.05 per share for promissory note conversion of $5,200.

There remains a principal balance of $32,043 unconverted and payable pursuant to the note as at September 30, 2015. In addition on August 22, 2014 and September 19, 2014, we issued an aggregate of 538 warrants to InLight Capital Partners, LLC in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $112.00and expire after a term of five years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

Loan Agreement with Louis Feld

On February 6, 2015, Louis Feld provided our company with an aggregate investment of $88,500 in consideration of our issuance of a $88,500 convertible promissory note and warrants to acquire 13,828 common shares with an aggregate exercise price of $88,500. We issued Mr. Feld a convertible promissory note with 12% interest due August 6, 2016 and convertible into common shares on a cashless basis at a price of 65% of the lowest closing bid price of our common shares during the prior 20 trading days. During the year ended June 30, 2015, an interest expense of $3,750 was accrued. As at the date of this report, we have made the following issuances of common stock in conversion of promissory note:

  On August 17, 2015, we issued 250,000 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $9,750.
  On September 18, 2015, we issued 394,231 common shares at a deemed price of $0.03 per share for promissory note conversion of $10,250.

Loan Agreement with River North Equity LLC

On February 24, 2015, River North provided our company with an aggregate investment of $100,000 in consideration of our issuance of a convertible promissory note with a face value of $118,000. The face value of the note includes minimum interest for 18 months at the rate of 12% per annum, calculated monthly. The promissory note, which is due August 24, 2016, is convertible into common shares on a cashless basis at a price of 65% of the lowest closing bid price of our common shares during the prior 25 trading days including the delivery of any related conversion notice.

Bridge Loan Agreement with JDF Capital Inc.

On April 15, 2015, JDF Capital provided our company with a $50,000 loan with 10% interest per annum due April 15, 2015. On or about May 22, 2015 we prepaid the aggregate of $50,493.15, in full repayment of the loan, and aggregate accrued interest of $493.15.

Recent Loan Agreements

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

On November 6, 2015, we entered into another securities purchase agreement with JDF Capital Inc. Pursuant to the terms of the agreement, JDF Capital acquired a convertible promissory note with an aggregate face value of $12,000 due on November 6, 2016, which amount includes an issuance discount of 10% and carries interest at the rate of 10% per annum after 12 months. The note is convertible at a 35% discount to the lowest sale price for the 20 days trading days immediately prior to (i) the date of the purchase agreement, or (ii) the voluntary conversion date, subject to various prescribed conditions.

On December 1, 2015, we entered into a securities purchase agreement with JDF Capital Inc. dated December 1, 2015 pursuant to which we issued to JDF a convertible promissory note in the aggregate principal amount of $18,000, which amount includes the purchase price of $15,000, 10% pre-paid interest (per annum, for 12 months) of $1,500, and $1,500 in respect of legal fees incurred by JDF. The convertible note has a maturity date of December 1, 2016 and is convertible in whole or in part into shares of our common stock at price per share equal to 65% of the lowest reported sale price of our common shares during the 20 trading days prior to December 1, 2015 or prior to the applicable conversion date.

On December 1, 2015, we entered into a securities purchase agreement with VES Investment Trust dated December 1, 2015 pursuant to which we issued to VES Investment Trust a convertible promissory note in the aggregate principal amount of $18,000, which amount includes the purchase price of $15,000, 10% pre-paid interest (per annum, for 12 months) of $1,500, and $1,500 in respect of legal fees incurred by VES Investment Trust. The convertible note has a maturity date of December 1, 2016 and is convertible in whole or in part into shares of our common stock at price per share equal to 65% of the lowest reported sale price of our common shares during the 20 trading days prior to December 1, 2015 or prior to the applicable conversion date.

On December 3, 2015, we entered into a securities purchase agreement with LG Capital Funding pursuant to which we issued to LG Capital a convertible redeemable note with an aggregate face value of $17,000 due December 3, 2016 and bearing interest form issuance at the rate of 10% per annum payable on maturity. The holder of the note is entitled, at its option, before or after maturity, to convert all or a part of the principal or interest outstanding into shares of our common stock at a price equal to 65% of lowest trading price during the 20 trading days on the date the notice of conversion is delivered. In the event that we experience a DTC “Chill” on our shares, the conversion price shall be decreased to 55% instead of 65% while that “Chill” is in effect.

Agreements with Executive Officers, Directors and Consultants

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

Results of Operations

We have not generated significant revenues since inception and have incurred $129,053 and $337,991 in operating expenses for the three month periods ended September 30, 2015 and 2014, respectively.

The following provides selected financial data about our company for the three month periods ended September 30, 2015and 2014.

Three months ended September 30, 2015and 2014.

	Three months	Three months
	ended	ended
	September
	30,	September 30,
	2015	2014
		(restated)
Revenue	$-	$-
Operating expenses	$146,809	$352,991
Other income (expenses):

Interest expense	$(346,779)	$(724,071)
Gain (loss) on derivative liability	$(8,441,773)	$3,223,429
Amortization of debt discount	$(170,943)	$(709,644)
Bad Debt write-off	$(20,000)	$-
Gain on disposal of business asset	$7,637	$-
Equity in income of investment held for sale	$-	$48,423
(Loss) from discontinued operations	$(54,074)	$(148,571)
Net (loss) income	$(9,172,741)	$1,336,574

Operating expenses for the three months ended September 30, 2015 decreased as a result of decreases in mining, and selling and general and administrative expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2015, and June 30, 2015, respectively.

Working Capital

	As at	As at
	September 30,	June 30,
	2015	2015
		(restated)
Total current assets	$83,864	$115,020
Total current liabilities	$11,351,128	$2,571,497
Working capital (deficit)	$11,267,264	$2,456,477

Cash Flows

	Three Months	Three Months
	ended	Ended
	September	September
	30,	30,
	2015	2014
		(restated)
Net cash used in operating activities	$(112,934)	$(292,730)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$93,000	$400,000
Effect of foreign exchange on cash	$(9,588)	$(1,864)
Increase (Decrease) in cash	$(29,522)	$105,406

We had total current assets of $83,864as of September 30, 2015 compared to $115,020 as of June 30, 2015. We had a working capital deficit of $11,267,264 as of September 30, 2015 compared to a working capital deficit of $2,456,477 as of June 30, 2015.

The report of our auditors on our audited consolidated financial statements for the fiscal year ended June 30, 2015, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Anticipated Cash Requirements

We expect that we will require $650,000 during the twelve-month period ending September 30, 2016 on general and administrative expenses including legal and auditing fees, rent, office equipment, consulting fees, salaries, and other administrative related expenses. We do not intend to invest in capital expenditures, product research and development, or in the purchase of significant equipment over the twelve months ended September 30, 2016.

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

These interim financial statements as of and for the three months ended September 30, 2015 and 2014 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending June 30, 2016 or for any future period. All references to September 30, 2015 and 2014 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended June 30, 2015, included in the Company’s annual report on Form 10-K filed with the SEC on December 3, 2015.

The condensed balance sheet as of June 30, 2015 has been restated during the period ending September 30, 2015, and do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Principal of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Alta Disposal Ltd. and its 51% owned subsidiary Alta Disposal Morinville Ltd. (formerly Bluetap Resources Ltd.). Intercompany accounts and transactions have been eliminated in consolidation in conformity with the applicable accounting framework.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $34,577 and $64,099 in cash and cash equivalents at September 30, 2015 and June 30, 2015, respectively.

Concentration of Risk

Our Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of September 30, 2015 and June 30, 2015, the Company had $Nil and $Nil, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

The relevant translation rates are as follows: For the period ending September 30, 2015 closing rate at 0.7466 CDN$: US$, average rate at 0.7637 CDN$: US$ and for the year ended June 30, 2015 closing rate at 0.8017 CDN$: US$, average rate at 0.8518 CDN$: US$.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at September 30, 2015 and June 30, 2015, our company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

Warrants

The Company accounts for currently outstanding detachable warrants to purchase common stock as derivative liabilities as they are freestanding derivative financial instruments. The warrants are recorded as derivative liabilities at fair value, estimated using a Black-Scholes option pricing model, and marked to market at each balance sheet date, with changes in the fair value of the derivative liabilities recorded in the condensed consolidated statements of operations and comprehensive Income (Loss).

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging”. It provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of notes redemption.Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Income Taxes

Our company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 740-20-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Receivables

Trade and other receivables are customer obligations due under normal trade terms and are recorded at face value less any provisions for uncollectible amounts considered necessary. Our company includes any balances that are determined to be uncollectible in its overall allowance for doubtful accounts. Our company recorded $Nil (June 30, 2015 - $18,984) in allowance for doubtful accounts.

Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-15 “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” The guidance issued previously in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not anticipate a material impact to our financial statements as a result of the amendments.

In September 2015, the FASB issued ASU 2015-16 an update to its guidance on business combinations. The new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the measurement amounts are determined. The new guidance also requires that the acquirer records, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date. The new guidance also requires an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. We does not anticipate a material impact to our financial statements as a result of the amendments.

FASB Statements:

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Accounting Standards Updates (“ASUs”) through ASU No. 2014-08 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to our company or their effect on the financial statements would not have been significant.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.         Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

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

On June 12, 2012, we filed a complaint with the Court of Common Pleas of Chester County, Pennsylvania against Glottech-USA, LLC, Eldredge, Inc., and the Eldredge Companies, Inc. Pursuant to an unopposed motion, the complaint against the Eldredge parties was dismissed in October of 2012. The complaint initially sought an order of the Court granting possession of the initial unit.

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

Certain members of Glottech-USA continued to pursue dissolution of the company in Mississippi. The members of Glottech-USA who seek dissolution have stated in court filings that it is not practicable for Glottech-USA to continue as an ongoing business. In addition, Sulzer filed suit against Glottech-USA Texas for unfulfilled obligations.

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

On December 18, 2015 we withdrew our complaint against Glottech-USA, LLC filed in Court of Common Pleas in Chester County, Pennsylvania. Concurrently, we released Glottech –USA, LLC and its former principals, Mark Seigel, Larry Nesbit and Ron Fender , from any and all claims related to the complaint.

Item 1A.       Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities which were not registered under the Securities Act during the three months ended September 30, 2015 that were not otherwise disclosed in this quarterly report on Form 10-Q or in our Form 10-K/A filed on December 4, 2015.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

Subsequent to the issuance of June 30, 2015 financial statements, management determined that share purchase warrants issued were incorrectly valued, and derivative liability on the conversion option embedded in convertible notes was not recognized, and, during the three months period ending September 30, 2015, these warrants were revalued and a derivative liability on the conversion option was calculated. As a result of revaluation of the warrants, the consolidated balance sheet for the year ending June 30, 2015, the consolidated statements of operations and comprehensive income (loss) and consolidated statement of cash flows for the three months period ending September 30, 2014 and consolidated statements of changes in stockholders’ deficit for the period ending June 30, 2014 and June 30, 2015 were restated.

Please refer to Note 13 of our Condensed Consolidated Interim Financial Statements for the period ended September 30, 2015 (incorporated into this report) for an itemized description of the corrections to the affected line items in the previously issued financial statements as of and for the years ended June 30, 2015 and for the quarter ended September 30, 2014.

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

10.30	Assignment Agreement dated October 31, 2013 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 30, 2013)
10.31	Consulting Agreement dated January 1, 2014 between our company and International Compass, LLC (incorporated by reference to our Current Report on Form 8-K filed on January 16, 2014)
10.32	Amendment and Settlement Agreement dated January 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
10.33	Securities Purchase Agreement dated as of February 23, 2014 between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.34	Form of Convertible Promissory Note between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.35	Form of Common Stock Purchase Warrant between our company and JSJ Investments Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.36	Securities Purchase Agreement dated as of February 27, 2014 between our company and Centaurian Fund. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.37	Form of Convertible Promissory Note between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.38	Form of Common Stock Purchase Warrant between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.39	Securities Purchase Agreement dated as of February 27, 2014 between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.40	Form of Convertible Promissory Note between our company and LG Capital Funding, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.41	Securities Purchase Agreement dated as of February 28, 2014 between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.43	Form of Convertible Promissory Note between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.44	Form of Common Stock Purchase Warrant between our company and St. George Investments LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.45	Securities Purchase Agreement dated as of February 28, 2014 between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.45	Form of Convertible Promissory Note between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.46	Form of Common Stock Purchase Warrant between our company and Vista Capital Investments, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.47	Securities Purchase Agreement dated as of March 3, 2014 between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.48	Form of Convertible Promissory Note between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.49	Form of Common Stock Purchase Warrant between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.50	Securities Purchase Agreement dated as of March 3, 2014 between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.51	Form of Convertible Promissory Note between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.52	Form of Common Stock Purchase Warrant between our company and Iconic Holdings, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.53	Securities Purchase Agreement dated as of March 3, 2014 between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.54	Form of Convertible Promissory Note between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.55	Form of Common Stock Purchase Warrant between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.56	Securities Purchase Agreement dated as of March 3, 2014 between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.57	Form of Convertible Promissory Note between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.58	Form of Common Stock Purchase Warrant between our company and Black Mountain Equities, Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.59	Securities Purchase Agreement dated as of March 3, 2014 among our company, Alta Disposal Ltd., and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.60	Form of Convertible Promissory Note among Alta Disposal Ltd. and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.61	Form of Common Stock Purchase Warrant between our company and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.62	Securities Purchase Agreement dated as of March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3,
10.63	2014) Form of Convertible Promissory Note between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.64	Form of Common Stock Purchase Warrant between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.65	Securities Purchase Agreement dated as of March 1, 2014 between Alta Disposal Ltd. and Tero Oilfield Services Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.66	Employment Agreement with Alexander Walsh dated January 12, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2014)
10.67	Consulting Agreement with Brandon Colker dated April 28, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on October 14, 2014)
10.68	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.69	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8- K filed on August 6, 2014)
10.70	Form of Stock Grant Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.71	Securities Purchase Agreement dated July 22, 2014 between our company and JDF Capital Inc. Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.72	Convertible Promissory Note dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.73	Common Stock Purchase Warrant dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.74	General Security Agreement dated July 22, 2014 between Alta Disposal Ltd. and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.75	Consultant Agreement dated May 30, 2014 between our company and Robert Gomer (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
10.76	Consultant Agreement dated August 1, 2014 between our company and TEN Associates LLC (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
10.77	Amending Agreement dated October 22, 2014 between International Compass, LLC and our company (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
10.78	Short Swing Settlement Agreement with Alexander R. Walsh dated December 22, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 23, 2015)
10.79

Securities Purchase Agreement dated as of February 24, 2015 between our company and River North Equity LLC Debt Settlement Agreement with Alexander R. Walsh dated December 23, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 23, 2015)

10.80	Form of Convertible Promissory Note between our company and River North Equity LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 23, 2015)
10.81*	Loan Agreement dated April 15, 2015 with JDF Capital Inc.
10.82*	Share Purchase Agreement dated May 1, 2015 among our company, Natel Hofmann and Tero Oilfield Services Ltd.
10.83*	Purchase Agreement dated November 6, 2015 with JDF Capital Inc.
10.84*	Convertible Promissory Note dated November 6, 2015 with JDF Capital Inc.

10.85*	Securities Purchase Agreement dated December 1, 2015 with VES Investment Trust.
10.86*	Convertible Promissory Note dated December 1, 2015 with VES Investment Trust.
10.87*	Securities Purchase Agreement dated December 1, 2015 with JDF Capital Inc.
10.88*	Convertible Promissory Note dated December 1, 2015 with JDF Capital Inc.
10.89*	Securities Purchase Agreement dated December 3, 2015 with LG Capital Funding, LLC.
10.90*	Convertible Promissory Note dated December 3, 2015 with LG Capital Funding, LLC.
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-KSB on September 28, 2007)
(21)	Subsidiaries of the Registrant
21.1	Alta Disposal Ltd., an Alberta, Canada corporation (wholly-owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*file herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITHIUM EXPLORATION GROUP, INC. (Registrant)

Date: March 4, 2016	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer
and Principal Accounting Officer)