Form 10-Q
period 2015-12-31
Lithium Exploration Group, Inc.
filed 2016-03-23
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

11669,869common shares issued and outstanding as of March 22, 2016.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The condensed consolidated unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

LITHIUM EXPLORATION GROUP, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

Lithium Exploration Group, Inc.
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2015	2015
	(Unaudited)	(Restated)

ASSETS

Current
Cash and cash equivalents	$13,796	$64,098
Receivable	-	13,421
Loan receivable	-	20,000
Prepaid expenses	2,788	2,788
Current assets held for sale (Note 12)	23,136	14,713
		115,020
Total current assets	39,720

Total Assets	$39,720	$115,020

LIABILITIES AND DEFICIT

Current
Accounts payable and accrued liabilities (Note 9)	$196,773	$65,962
Derivative liability – convertible promissory notes (Note 6)	1,015,698	1,646,448
Derivative liability – warrants (Note 6)	749,582	143,375
Due to related party (Note 7 and 9)	115,000	115,000
Convertible promissory notes – net of unamortized discount (Note 6)	741,042	533,994
Accrued interest – convertible promissory notes (Note 6)	106,143	60,022
Current liabilities held for sale (Note 12)	6,034	6,696

Total Current Liabilities	2,930,272	2,571,497

Commitments and contingencies

DEFICIT
Lithium Explorations Group, Inc. Stockholders’ Deficit
Capital stock (Note 3) Authorized: 100,000,000 preferred shares, $0.001 par value 10,000,000,000 (June 30, 2015 – 2,000,000,000) common shares, $0.001 par value Issued and outstanding: Nil preferred shares (June 30, 2015 – Nil)	-	-
11,669,869 common shares (June 30, 2015 – 7,574,353)	11,662	7,575
Additional paid-in capital	47,816,707	47,383,231
Accumulated other comprehensive loss	(37,708)	(29,486)
Accumulated deficit	(50,329,264)	(49,504,347)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(2,538,603)	(2,143,027)
Non-controlling interest	(351,949)	(313,450)
Total Deficit	(2,890,552)	(2,456,477)

Total Liabilities and Stockholders’ Deficit	$39,720	$115,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Operations And Comprehensive Income (Loss)
(Unaudited)

		Three Months		Six Months
	Three Months	Ended	Six Months	Ended
	Ended	December 31,	Ended	December 31,
	December 31,	2014	December 31,	2014
	2015	(Restated)	2015	(Restated)

Revenue	$-	$-	$-	$-

Operating Expenses:
Mining (Notes 3 & 5)	-	-	5,000	15,000
Selling, general and administrative (Notes 3 & 5)	167,606	247,737	309,415	585,728
Total operating expenses	167,606	247,737	314,415	600,728

(Loss) from operations	(167,606)	(247,737)	(314,415)	(600,728)

Other income (expenses)
Interest expense (Note 6)	(255,178)	(311,832)	(601,960)	(1,035,903)
Gain (loss) on change in the fair value of derivative liability (Note 6)	8,906,059	(305,132)	464,286	2,918,297
Amortization of debt discount	(149,379)	(875,252)	(320,322)	(1,584,896)
Bad-debt write off	-	-	(20,000)	-
Gain (loss) on disposal of business operations	(72)	-	7,565	-
Equity in income (loss) of unconsolidated affiliate	-	(42,278)	-	6,145

Income (loss) before income taxes	8,333,824	(1,782,231)	(784,846)	(297,085)

Provision for Income Taxes (Note 4)	-	-	-	-

Net loss for the period	8,333,824	(1,782,231)	(784,846)	(297,085)

(Loss) from discontinued operations	(24,496)	(133,316)	(78,570)	(281,887)

Net Income (loss)	8,309,328	(1,915,547)	(863,416)	(578,972)

Less: Net loss attributable to the non-controlling interest	(12,003)	(65,325)	(38,499)	(138,125)

Net income (loss) attributable to Lithium Exploration Group, Inc. Common shareholders	8,321,331	(1,850,222)	(824,917)	(440,847)

Basic and Diluted Income (loss) per Common Share	$0.72	$(8.80)	$(0.08)	$(3.22)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	11,500,561	210,194	10,158,023	136,777

Comprehensive loss:
Net Income (loss)	8,309,328	(1,915,547)	(863,416)	(578,972)
Foreign currency translation adjustment	1,336	(5,970)	(8,222)	(7,834)
Comprehensive income (loss)	8,310,694	(1,921,517)	(871,638)	(586,806)
Comprehensive (loss) attributable to non-controlling interest	(12,003)	(65,325)	(38,499)	(138,125)
Comprehensive income (loss) attributable to Lithium Exploration Group, Inc.	8,322,697	(1,856,192)	(833,139)	(448,681)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Preferred Shares		Common Shares
						Accumulated Other			Stockholders’
					Additional Paid-in	Comprehensive	Accumulated		Equity
	Number				Capital	Loss	Deficit	Non-controlling	(Deficit)
	of		Number of	Amount	$	$	$	Interest	$
	Shares	Amount	Shares	$	(Restated)	(Restated)	(Restated)	$	(Restated)
Balance – June 30, 2015 (restated)	-	-	7,574,353	$7,575	$47,383,231	$(29,486)	$(49,504,347)	$(313,450)	$(2,456,477)
Common shares issued for debt conversion	-	-	4,087,472	4,086	111,958	-	-	-	116,044
Common shares issued for the reclassification of derivative liability on convertible notes	-	-	-	-	261,331	-	-	-	261,331
Common shares issued for fractional shares adjustment	-	-	8,044	1	-	-	-	-	1
Disposal of business operations	-	-	-	-	60,187	-	-	-	60,187
Foreign exchange translation	-	-	-	-	-	(8,222)	-		(8,222)
Net loss for the period			-	-	-	-	(824,917)	(38,499)	(863,416)
Balance – December 31, 2015	-	$-	11,669,869	$11,662	$47,816,707	$(37,708)	$(50,329,264)	$(351,949)	$(2,890,552)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Six Months
	Six Months	Ended
	Ended	December 31,
	December 31,	2014
	2015	(Restated)

Cash Flows from Operating Activities
Net loss from continuing operations	$(784,846)	$(297,085)
Loss from discontinued operations	(78,570)	(281,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of investment held for sale	-	(6,145)
Common shares issued for consulting fees	-	118,990
Non-cash Interest expense	545,852	908,387
Investment impairment	60,178	-
Bad debt written-off	20,000	-
Common shares issued for interest expenses	-	99,567
Gain on change in the fair value of derivative liability	(464,286)	(2,918,297)
Amortization of discount	320,322	1,584,896

Changes in operating assets and liabilities:
Receivable, net	13,421	-
Prepaid expenses	-	16,610
Accrued interest	46,121	27,947
Accounts payable and accrued liabilities	130,812	33,686
Net cash used in operating activities from continuing operations	(190,996)	(713,331)
Net cash used in operating activities from discontinued operations	(9,084)	15,779
Net cash used in operating activities	(200,080)	(697,552)

Cash Flows from Financing Activities
Repayment to related party		(45,332)
Proceed from issuance of convertible promissory notes	158,000	750,000
Net cash provided by financing activities	158,000	704,668

Effect of foreign exchange	(8,222)	(7,834)

Decrease in cash and cash equivalents	(50,302)	(718)
Cash and cash equivalents - beginning of period	64,098	57,632
Cash and cash equivalents - end of period	$13,796	$56,914

Supplementary disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion	$116,043	$1,474,202
Common stock issued on cashless exercise of warrants	$-	$2,371,934
Derivative liability re-classed to additional paid in capital	$261,331	$2,286,445
Debt discount on convertible note and warrants	$155,231	$743,481
Initial derivative liability on note issuance	$701,073	$1,642,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
December 31, 2015
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

These interim financial statements as of and for the six months ended December 31, 2015 and 2014 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the year ending June 30, 2016 or for any future period. All references to Dec 31, 2015 and 2014 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended June 30, 2015, included in the Company’s annual report on Form 10-K filed with the SEC on December 3, 2015.

The condensed balance sheet as of June 30, 2015 was restated during the period ending December 31, 2015 and has been carried forward for the period ending December 31, 2015, and do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $13,796 and $64,098 in cash and cash equivalents at December 31, 2015 and June 30, 2015, respectively.

2. Significant Accounting Policies - Continued

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of December 31, 2015 and June 30, 2015, the Company had $Nil and $Nil, respectively, in deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

The relevant translation rates are as follows: For the period ending December 31, 2015 closing rate at 0.7225 CDN$: US$, average rate at 0.7565 CDN$: US$ and for the year ended June 30, 2015 closing rate at 0.8017 CDN$: US$, average rate at 0.8518 CDN$: US$.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at December 31, 2015 and June 30, 2015, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

On July 13, 2015, the Company's board of directors consented to effect a reverse stock split of the Company’s issued and outstanding shares of common stock on a basis of 200 old shares of common stock for one 1 new share of common stock. The reverse stock split was reviewed and approved for filing by the FNRA effective December 31, 2015. Upon effect of the reverse stock split the issued and outstanding shares pre-split as at December 31, 2015 were 2,333,973,894 and the post-split were 11,669,869. The Company’s authorized capital will not be affected by the reverse stock split. The split is reflected retrospectively in the accompanying financial statements.

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

For the period ended December 31, 2015:

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

On October 8, 2015, the Company issued 8,044 common shares at a deemed price of $0.0001 per share to the depository trust as a result of the reverse stock split round-up.

On October 28, 2015 the Company issued 554,000 common shares at a deemed price of $0.01 per share for promissory note conversion (Note 6).

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through December 31, 2015 of approximately $13,213,863 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $390,542 and $1,130,089 during the periods ended December 31, 2015 and June 30, 2015 respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

4. Provision for Income Taxes - Continued

The Company has no tax position at December 31, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2015. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2015, June 30, 2014, June 30, 2013 and June 30, 2012 are still open for examination by the Internal Revenue Service (IRS).

	For the six months ended December 31, 2015
	Amount	Tax Effect (35%)

Net loss	$784,846	$274,696

Shares issued for consulting fees, mining expenses, investor relation and director fees
Interest Expense	(545,832)	(191,041)
Gain on derivative liability	464,286	162,500
Amortization of discount	(320,322)	(112,113)
Impairment	(7,565)	(2,648)

Total	390,542	136,690

Valuation allowance	(390,542)	(136,690)

Net deferred tax asset (liability)	$-	$-

	For the six months ended December 31, 2014
	Amount	Tax Effect (35%)

Net loss	$297,085	$103,980

Shares issued for consulting fees, mining expenses, investor relation and director fees	(118,990)	(41,647)
Shares issued for interest expenses	(99,567)	(34,849)
Amortization of discount	(1,584,896)	(554,714)
Interest Expense	(898,887)	(314,610)
Gain on derivative liability
	2,918,297	1,021,404

Total	513,042	179,565

Valuation allowance	(513,042)	(179,565)

Net deferred tax asset (liability)	$-	$-

5. Mineral Property Costs

Mineral Permit (Assignment Agreement with Lithium Exploration VIII Ltd.)

On December 16, 2010, the Company entered into an Assignment Agreement to acquire the following:

a.)	An undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada.
b.)	All of the assignor’s right, title and interest in and to the Option Agreement.

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

i.)	CDN $40,000 (paid) upon execution of the agreement;
ii.)	CDN $60,000 (paid) on or before January 1, 2012;
iii.)	CDN $100,000 on or before January 1, 2013 (amended and paid);
iv.)	CDN $300,000 on or before January 1, 2014 (not paid); and
v.)	Paying all such property payments as may be required to maintain the mineral permits in good standing.

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

5. Mineral Property Costs - Continued

On May 2, 2013, the Company entered into an agreement to retain the future use of the unit. Pursuant to the agreement, the Company must make the following payments:

a)	US$20,000 within three days of execution of the agreement (paid);
b)	US$30,000 within three days upon the testing of the unit has been successfully completed.

6. Convertible Promissory Notes

Summary of convertible promissory note at December 31, 2015 and June 30, 2015 is as follows:

	June 30,	Principal	Total	Total	December 31,
	2015	Issued	converted	repaid	2015

February 13, 2013	$67,913	$-	$(18,680)	$-	$49,233
March 15, 2014	29,394	-	(22,755)	-	6,639
July 22, 2014	540,498	-	(46,408)	-	494,090
August 22, 2014	37,243	-	(5,200)	-	32,043
February 6, 2015	75,000	-	(20,000)	-	55,000
February 24, 2015	100,000	-		-	100,000
March 3, 2015	29,000	-	(3,000)	-	26,000
August 3, 2015	-	36,000	-	-	36,000
September 9, 2015	-	30,000	-	-	30,000
September 30, 2015	-	27,000	-	-	27,000
November 06,2015	-	12,000	-	-	12,000
December 01, 2015	-	18,000	-	-	18,000
December 01, 2015	-	18,000	-	-	18,000
December 03, 2015	-	17,000	-	-	17,000

	$879,048	$158,000	$(116,043)	$-	$921,005

Less: Unamortized debt discount	$(345,054)				$(179,963)
Total note payable, net of debt discount	$533,994				$741,042

Current portion	$533,994				$741,042
Long term portion	$-				$-

On August 3, 2015 the Company issued an aggregate of $36,000 Convertible Promissory Notes that matures in a specified period from the date of issuance. These notes bear 10% interest per annum and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate as specified in the terms of the note.

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

On September 9, 2015, the Company issued an aggregate of $30,000 Convertible Promissory Notes that matures in a specified period from the date of issuance. These notes bear 10% interest per annum and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate as specified in the terms of the note.

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

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $306,808 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

6. Convertible Promissory Notes – Continued

Dividend yield:	0%
Volatility	375.79%
Risk free rate:	0.33%

The initial fair values of the embedded debt derivative $27,000 was allocated as a debt discount up to the proceeds of the note with the remainder $279,808 was charged to current period operations as interest expense.

On November 6, 2015, the Company issued an aggregate of $12,000 Convertible Promissory Notes that matures in a specified period from the date of issuance. These notes bear interest and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate as specified in the terms of the note.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $115,109 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	383.46%
Risk free rate:	0.47%

The initial fair values of the embedded debt derivative of $12,000 was allocated as a debt discount up to the proceeds of the note with the remainder $103,109 charged to operations as interest expense.

On December 1, 2015, the Company issued an aggregate of $18,000 Convertible Promissory Notes that matures in a specified period from the date of issuance. These notes bear interest and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate as specified in the terms of the note.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $72,119 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	392.28%
Risk free rate:	0.51%

The initial fair values of the embedded debt derivative of $18,000 was allocated as a debt discount up to the proceeds of the note with the remainder $54,119 charged to operations as interest expense.

6. Convertible Promissory Notes – Continued

On December 1, 2015, the Company issued an aggregate of $18,000 Convertible Promissory Notes that matures in a specified period from the date of issuance. These notes bear interest and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate as specified in the terms of the note.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $72,119 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	392.28%
Risk free rate:	0.51%

The initial fair values of the embedded debt derivative of $18,000 was allocated as a debt discount up to the proceeds of the note with the remainder $54,119 charged to operations as interest expense.

On December 3, 2015, the Company issued an aggregate of $17,000 Convertible Promissory Notes that matures in a specified period from the date of issuance. These notes bear interest and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate as specified in the terms of the note.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $27,706 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	394.55%
Risk free rate:	0.57%

The initial fair values of the embedded debt derivative of $17,000 was allocated as a debt discount up to the proceeds of the note with the remainder $10,706 charged to operations as interest expense.

During the three and six months period ended December 31, 2015 the Company amortized the debt discount on all the notes of $149,379 and $320,322 to operations as interest expense, respectively.

During the three and six months period ended December 31, 2014 the Company amortized the debt discount on all the notes of $875,252 and $1,584,896 to operations as interest expense, respectively.

6. Convertible Promissory Notes – Continued

Derivative Liability- Debt

The fair value of the described embedded derivative on all debt was valued at $1,015,698 and $1,646,448 at December 31, 2015 and June 30, 2015, respectively, which was determined using the Black Scholes Model with the following assumptions:

	December 31, 2015	June 30, 2015
Dividend yield:	0%	0%
Volatility	314.39 - 459.51%	258.89%
Risk free rate:	.49% - 1.06%	.11% - .64%

At December 31, 2015 and 2014, the Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain of $1,070,492 and loss of $180,505 for the six months ended December 31, 2015 and 2014, respectively. And for the three months ending December 31, 2015 and December 31, 2014, the non-cash, non-operating gain of $8,660,230 and loss of $423,387 was recorded respectively.

During the six months ended December 31, 2015 the Company issued 4,087,472 no of shares of the Company common stock in settlement of $116,043 of convertible note and interest.

During the six months ended December 31, 2015 the Company reclassed the derivative liability debt of $261,331 to additional paid in capital on conversion of convertible note.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2015 and June 30, 2015:

Derivative
Liability (convertible
promissory notes)
Balance, June 30, 2014	$3,066,171
Initial fair value at note issuances	1,227,384
Fair value of liability at note conversion	(3,174,990)
Mark-to-market at June 30, 2014	527,883
Balance, June 30, 2015	$1,646,448
Initial fair value at note issuances	701,073
Fair value of liability at note conversion	(261,331)
Mark-to-market at December 31, 2015	(1,070,492)
Balance, December 31, 2015	$1,015,698

Net gain for the period included in earnings relating to the liabilities held at December 31, 2015	$1,070,492

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

6. Convertible Promissory Notes – Continued

During the six months ended December 31, 2015 no warrants were issued along with convertible note.

The fair value of the described embedded derivative on all warrants was valued at $749,582 at December 31, 2015 and $143,375 at June 30, 2015 which was determined using the Black Scholes Model with the following assumptions:

	December 31, 2015	June 30, 2015
Dividend yield:	0%	0%
Volatility	248,6%	288.96%
Risk free rate:	1.31% – 1.76%	1.01% - 1.63%

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2014	15,204	$242.57	2.62 years
Warrants issued	19,104	236.92	4.46 years
Exercised	(5,927)	257.08	-
Cancelled	-	-	-
Expired	(1,289)	240.00	-
Balance, June 30, 2015	27,092	$100.98	3.79 years
Warrants issued	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-

Balance, December 31, 2015	27,092	$100.98	3.29 years

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2015 and June 30, 2015:

Derivative
Liability (warrants)
Balance, June 30, 2014	$5,416,000
Initial fair value of warrant derivatives at note issuances	791,407
Fair value of warrant exercised	(2,730,022)
Mark-to-market at June 30, 2014 – warrant liability	(3,334,009)
Balance, June 30, 2015	$143,376
Initial fair value of warrant derivatives at note issuances	-
Fair value of warrant exercised	-
Mark-to-market at December 31, 2015 – warrant liability	606,206
Balance, December 31, 2015	$749,582

Net loss for the period included in earnings relating to the liabilities held at December 31, 2015	$749,582

At December 31, 2015 and 2014, the Company adjusted the recorded fair value of the derivative liability on warrants to market resulting in non-cash, non-operating loss of $606,206 and gain of $3,098,801 for the six months ended December 31, 2015 and 2014, respectively. Non-cash, non-operating gain of $245,829 and gain of $118,255 was recorded for the three months ended December 30, 2015 and December 30, 2014 respectively.

During the six months ended December 31, 2015 the Company reclassed the derivative liability on warrants of $0 to additional paid in capital on exercise of warrants.

7. Related Party Transactions

During the six months ended December 31, 2015, the Company incurred consulting fees of $1,115 (June 30, 2015 - $157,086) with directors and officers out of which there were no stock payments (June 30, 2015 - $58,990 were paid by issuance of 2,167 shares of the Company common stock).

As of December 31, 2015, the Company repaid to a director for a non-interest bearing demand loan of $nil (Note 9) (June 30, 2015 – payable $47,537).

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

8. Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2015, the Company had a working capital deficiency of $2,890,554 (June 30, 2015 - $2,456,477) and an accumulated deficit of $50,329,265 (June 30, 2015 - $49,504,350). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

9. Commitments and Contingencies - Continued

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

On August 1, 2014, the Company entered into a consulting agreement with a consultant to provide advice relative to corporate and business services and to perform other related activities. Pursuant to the terms of the agreement, the Company will issue 500 common shares of the Company valued at $68,000. These shares were issued in full effective October 22, 2014.

Lease Commitment

On May 15, 2014, the Company entered into a sublease agreement for a term of twenty four and one half months and expiring on May 31, 2016. Future minimum rental payments required under operating lease (exclusive of other additional rent payments) are $13,656.

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

During the six months ending December 31, 2015, the directors of the company decided that the loan is irrecoverable and has been written off to $nil.

11. Discontinued Operations

On September 4, 2015, the Company entered into an Asset Purchase agreement whereby the Company sells the net assets of Alta Disposal Morinville Ltd. (of which the Company had acquired 51% interest on October 18, 2013) for total purchase price of CDN$10,000.

Operating results for the period ended December 31, 2015 and 2014 for Alta Disposal Morinville Ltd. are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the consolidated balance sheet.

A breakdown of the discontinued operations is presented as follow:

Consolidated Statements of Operations and Comprehensive Loss

	December 31,	December
	2015	31, 2014

Revenue	$-	$41,300
Selling, general and administrative	$(78,570)	(323,187)

Loss from discontinued operations	$(78,570)	$(281,887)

Consolidated Balance Sheets	December 31,	June 30,
	2015	2015

Current assets:
Cash and cash equivalents	$1,189	$46,731
Receivable, net	7,016	28,160
Prepaid expenses	-	-
GST Receivable	14,931	-
Impairment of net assets	-	(60,178)

	$23,136	14,713
Current liabilities:
Accounts payable	$6,034	$6,696

12. Subsequent Events

On January 27, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $5,500, with an issuance discount of $500 and maturity of one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the company’s common stock.

12. Subsequent Events - Continued

On January 27, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $24,750, with an issuance discount of $2,250 and legal fees of $2,500. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the company’s common stock.

On March 1, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $13,200, with an issuance discount of $1,200 and $2,000 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the company’s common stock.

Subsequent to the issuance of June 30, 2015 financial statements, management determined that the warrants issued were incorrectly valued and derivative liability on the conversion option embedded in convertible notes was not recognized and during the six months period ending December 31, 2015, these warrants were revalued and a derivative liability on the conversion option was calculated. As a result of revaluation of the warrants, the consolidated balance sheet for the year ending June 30, 2015, the consolidated statements of operations and comprehensive income (loss) and consolidated statement of cash flows for the six months period ending December 31, 2014 and consolidated statements of changes in stockholders’ deficit for the period ending June 30, 2014 and June 30, 2015 were restated.

The Company has evaluated subsequent events from January 1, 2016, through the date of this report, and determined there are no other items to disclose.

13. Restatement to previously issued financial statements

The following tables reflect the corrections to the affected line items in the previously issued financial statements as of and for the years ended June 30, 2015 and for the period ended December 31, 2014.

Effect on Condensed Consolidated Balance Sheet

	Year ended June 30, 2015

	As previously	Effect of	As Restated
	reported	Restatement

ASSETS
Current
Cash and cash equivalents	$64,099	$-	$64,099
Receivable	13,421	-	13,421
Loan receivable	20,000	-	20,000
Prepaid expenses	2,788	-	2,788
Current assets held for sale	14,713	-	14,713
Total current assets	115,021	-	115,021

Total Assets	$115,021	$-	$115,021

LIABILITIES
Current
Accounts payable and accrued liabilities (note 9)	$65,962	$-	$65,962
Derivative liability – warrants (Note 6)	3,134	140,241	143,375
Derivative liability – convertible promissory notes (Note 6)	-	1,646,448	1,646,448
Due to related party (Note 7 and 9)	115,000	-	115,000
Convertible promissory notes (Note 6)	300,887	233,107	533,994
Accrued interest – convertible promissory notes (Note 6)	60,022	-	60,022
Liabilities of discontinued operations	6,696	-	6,696
Total Current Liabilities	$551,701	$2,019,796	$2,571,497

STOCKHOLDERS’ DEFICIT
Capital stock (Note 3) Authorized: 100,000,000 preferred shares, $0.001 par value 10,000,000,000 common shares, $0.001 par value Issued and outstanding: Nil preferred shares	-	-	-
7,574,353 common shares	7,575	-	7,575
Additional paid-in capital	43,165,743	4,217,489	47,383,232
Accumulated other comprehensive loss	(29,484)	-	(29,484)
Deficit accumulated during the exploration	(43,267,064)	(6,237,285)	(49,504,349)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(123,230)	(2,019,796)	(2,143,026)
Non-controlling interest	(313,450)	-	(313,450)
Total Stockholders’ Deficit	(436,680)	(2,019,796)	(2,456,476)

Total Liabilities and Stockholders’ Deficit	$115,021	$-	$115,021

13. Restatement to previously issued financial statements - continued

Effect on Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

	Six months ended December 31, 2014
	As previously	Effect of
	reported	Restatement	As Restated

Revenue	$41,300	$(41,300)	$-
Operating Expenses:
Mining (Notes 3 & 5)	15,000	-	15,000
Selling, general and administrative (Notes 3 & 5)	908,916	(323,188)	585,728
Total operating expenses	923,916	(323,188)	600,728
(Loss) from operations	(882,616)	(281,888)	(600,728)
Other income (expenses)

Interest expense (Note 6)	(2,671,540)	1,635,637	(1,035,903)
Gain on change in the fair value of derivative liability (Note 6)	2,818,577	99,720	2,918,297
Fair Value of Warrants issued	(97,070)	(97,070)	-
Amortization of discount on debt discount	-	(1,584,896)	(1,584,896)
Equity in income of investment held for sale	6,145	-	6,145

(Loss) before income taxes	(826,504)	529,419	(297,085)

Provision for Income Taxes (Note 4)	-	-	-
(Loss) from continuing operations	(826,504)	529,419	(297,085)

(Loss) from discontinued operations	-	(281,887)	(281,887)
Net (loss)	(826,504)	247,532	(578,972)
Less: Net (loss) attributable to the non-controlling interest	(138,125)	-	(138,125)
Net (loss) attributable to Lithium Exploration Group, Inc. Common shareholders	$(688,379)	$247,532	$(440,847)

Basic and Diluted (loss) per Common Share	0.00	(3.22)	(3.22)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	547,109,178	(546,972,401)	136,777

Comprehensive (loss) :
Net (loss)	(826,504)	247,532	(578,972)
Foreign currency translation adjustment	(7,834)	-	(7,834)
Comprehensive (loss)	(834,338)	247,532	(586,806)
Comprehensive (loss) attributable to non-controlling interest	(138,125)	-	(138,125)
Comprehensive (loss) attributable to Lithium Exploration Group, Inc.	$(696,213)	$247,532	$(448,681)

13. Restatement to previously issued financial statements - continued

Effect on Condensed Consolidated Statements of Cash Flows

	Six months ending December 31, 2014

	As previously	Misstatement	As Restated
	reported	Adjustment

Cash Flows from Operating Activities
Net (loss) from continuing operations	$(826,504)	$529,419	$(297,085)

(Loss) from discontinued operations	-	(281,887)	(281,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of investment held for sale	(6,145)	-	(6,145)
Common shares issued for consulting fees	118,990	-	118,990
Interest expense	2,544,024	(1,635,637)	908,387
Amortization of discount on derivative liabilities	-	1,584,896	1,584,896
Bad debt written-off	-	-	-
Common shares issued for interest expenses	99,567	-	99,567
Gain on change in the fair value of derivative liability	(2,818,577)	99,720	(2,918,297)
Fair value of warrants issued	97,070	(97,070)	-

Changes in operating assets and liabilities:
Receivable, net	(1,749)	1,749	-
Prepaid expenses	19,074	(2,464)	16,610
Accrued interest	27,949	-	27,949

Accounts payable and accrued liabilities	62,497	(28,812)	33,685
Net cash used in operating activities from continuing operations	(683,804)	(29,527)	(713,331)
Net cash provided by operating activities from discontinued operations	-	15,779	15,779
Net cash used in operating activities	(683,804)	(13,748)	(697,552)

Cash Flows from Financing Activities
Repayment of related party	(45,332)	-	(45,332)
Proceed from issuance of convertible promissory notes	750,000	-	750,000
Net cash provided by financing activities	704,668	-	704,668

Effect of foreign exchange	(7,834)	-	(7,834)

Increase (decrease) in cash and cash equivalents	13,030	(13,746)	(718)
Cash and cash equivalents - beginning of period	69,732	(12,100)	57,632
Cash and cash equivalents - end of period	$82,762	$(25,846)	$59,914

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,205	(2,205)	$-
Income taxes	$-		$-
Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion	$2,493,048	$(1,018,846)	$1,474,202
Transfer of beneficial conversion feature to fair value of note	$408,962	$(408,962)	$-
Common stock issued on cashless exercise of warrants	$766,675	$1,605,259	$2,371,934
Derivative liability re-classed to additional paid in capital	$-	$2,286,445	$2,286,445
Debt discount on convertible note and warrants	$-	$743,481	$743,481
Initial derivative liability on note issuance	$-	$1,642,368	$1,642,368

13. Restatement to previously issued financial statements - continued

Effect on Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Year ended June 30, 2015
	As previously	Misstatement	As Restated
	reported	Adjustment
Additional Paid in Capital
Beginning Balance	$38,573,856	$538,043	$39,111,899
Common shares issued for debt conversion	3,636,984	(1,457,586)	2,179,398
Common shares issued for exercise of warrants	767,879	1,962,041	2,729,920
Common shares issued for reclassification of
derivative liability on convertible notes	-	3,174,990	3,174,990
Closing Balance	$43,165,743	$4,217,488	$47,383,231

Accumulated deficit
Beginning Balance	$(40,821,871)	$(6,166,108)	$(46,987,979)
Net Income (Loss) for the year	(2,445,193)	(71,176)	(2,516,369)
Closing Balance	$(43,267,064)	$(6,237,283)	$(49,504,347)

Total Equity
Beginning Balance	$(2,355,136)	$(5,628,065)	$(7,983,201)
Common shares issued for consulting fees	118,990		118,990
Common shares issued for investor relations	68,000		68,000
Common shares issued for exercise of warrants	767,981	1,962,039	2,730,020
Common shares issued for debt conversion	3,644,405	(1,457,585)	2,186,820
Common shares issued for reclassification of
derivative liability on convertible notes	-	3,174,990	3,174,990
Common shares issued to trust	38	-	38
Foreign exchange translation	(23,715)		(23,715)
Net Income (Loss) for the year	(2,657,243)	(71,176)	(2,728,419)
Closing Balance	$(436,680)	$(2,019,797)	$(2,456,477)

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

Loan Agreements with JDF Capital Inc.

$500,000 Loan

On March 15, 2014, we entered into a securities purchase agreement with JDF, pursuant to which JDF provided us with an aggregate investment of $500,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued JDF a 10% original issue discount convertible promissory note of $550,000 due September 15, 2015 and convertible into common shares on a cashless basis at a price per share of 35% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion. The note bears interest, in arrears, at a rate per annum equal to fifteen percent (15%) accruing on a semi-annual basis commencing March 15, 2014 in cash or restricted shares of our company’s common stock, par value $0.001 per share at the option of the holder. During the six months ended December 31, 2015, an interest expense of $8,362 (June 30, 2015 - $6,279) was accrued.

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

To date, we have issued the following securities in conversion of the $400,000 portion of the March 15, 2014 convertible promissory note held by JDF Capital:

•	On September 23, 2014, we issued 455 common shares at a deemed price of $10.90 per share for promissory note and interest conversion of $5000.
•	On October 3, 2014, we issued 2,500 common shares at a deemed price of $10.00 per share for promissory note and interest conversion of $25,000.
•	On October 6, 2014, we issued 2,500 common shares at a deemed price of $10.00 per share for promissory note and interest conversion of $25000.00.
•	On October 7, 2014, we issued 2,750 common shares at a deemed price of $8.80 per share for promissory note and interest conversion of $24,200.
•	On October 13, 2014, we issued 3,409 common shares at a deemed price of $8.80 per share for promissory note and interest conversion of $30,000.
•	On October 21, 2014, we issued 5,000 common shares at a deemed price of $5.80 per share for promissory note and interest conversion of $29,000.
•	On October 31, 2014, we issued 3,750 common shares at a deemed price of $04.60 per share for promissory note and interest conversion of $17,250.

•	On November 10, 2014, we issued 4,952 common shares at a deemed price of $4.20 per share for promissory note and interest conversion of $20,800.
•	On November 13, 2014, we issued 5,000 common shares at a deemed price of $3.60 per share for promissory note and interest conversion of $18,000.
•	On November 18, 2014, we issued 6,410 common shares at a deemed price of $3.12 per share for promissory note and interest conversion of $20,000.
•	On December 1, 2014, we issued 7,500 common shares at a deemed price of $2.80 per share for promissory note and interest conversion of $21,000.
•	On December 5, 2014, we issued 7,500 common shares at a deemed price of $2.00 per share for promissory note and interest conversion of $15,000.
•	On December 8, 2014, we issued 8,750 common shares at a deemed price of $1.40 per share for promissory note and interest conversion of $12,250.
•	On December 10, 2014, we issued 11,250 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $13,500.
•	On December 15, 2014, we issued 12,500 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $15,000.
•	On December 18, 2014, we issued 15,000 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $18,000.
•	On April 1, 2015, we issued 19,110 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $22,932.
•	On April 7, 2015, we issued 19,608 common shares at a deemed price of $1.02 per share for promissory note and interest conversion of $20,000.
•	On April 10, 2015, we issued 25,000 common shares at a deemed price of $0.61 per share for promissory note and interest conversion of $15,250.
•	On April 17, 2015, we issued 25,000 common shares at a deemed price of $0.48 per share for promissory note and interest conversion of $12,000.
•	On April 17, 2015, we issued 25,000 common shares at a deemed price of $0.40 per share for promissory note and interest conversion of $10,000.
•	On April 20, 2015, we issued 25,000 common shares at a deemed price of $0.26 per share for promissory note and interest conversion of $6,500.
•	On April 22, 2015, we issued 30,000 common shares at a deemed price of $0.24 per share for promissory note and interest conversion of $7,200.
•	On April 28, 2015, we issued 30,000 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $6,000.
•	On April 30, 2015, we issued 45,000 common shares at a deemed price of $0.13 per share for promissory note and interest conversion of $5,850.
•	On May 4, 2015, we issued 50,000 common shares at a deemed price of $0.13 per share for promissory note and interest conversion of $6,500.
•	On May 7, 2015, we issued 75,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion of $6,375.
•	On May 8, 2015, we issued 75,000 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $5,250.
•	On May 13, 2015, we issued 119,900 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $8,393.

To date, we have issued the following securities in conversion of the $100,000 portion of the March 15, 2014 convertible promissory note held by River North Equity:

•	On April 23, 2015, we issued 32,360 common shares at a deemed price of $0.24 per share for promissory note and interest conversion of $7,766.
•	On April 28, 2015, we issued issued 39,303 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $7,860.
•	On April 30, 2015, we issued 48,584 common shares at a deemed price of $0.15 per share for promissory note and interest conversion of $7,288.
•	On May 5, 2015, we issued 73,637 common shares at a deemed price of $0.13 per share for promissory note and interest conversion of $9,573.
•	On May 8, 2015, we issued 78,892 common shares at a deemed price of $0.08 per share for promissory note and interest conversion of $6,311.
•	On May 13, 2015, we issued 111,138 common shares at a deemed price of $0.08 per share for promissory note and interest conversion of $8,891.
•	On May 15, 2015, we issued 160,565 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $11,239.
•	On May 22, 2015, we issued 166,802 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $11,676.
•	On September 11, 2015, we issued 434,084 common shares at a deemed price of $0.03 per share for promissory note conversion of $13,022.
•	On September 18, 2015, we issued 486,623 common shares at a deemed price of $0.02 per share for promissory note conversion of $9,732.

As at December 31, 2015, a balance of $6,639 remains payable or convertible into common shares pursuant to the March 15, 2014 note (which amount excludes the restated $50,000 portion), whereas all of the accompanying warrants remain unconverted and outstanding.

On March 3, 2015, JDF Capital, LG Capital Funding, LLC and our company agreed to assign an aggregate of $50,000 from the note of JDF Capital to LG Capital and to amend the conversion price to equal to 65% of the lowest closing price of the our common stock for the last 20 trading days prior to conversion, as well as 10% per annum interest. As at the date of this report, we have made the following issuances of common stock in conversion of this convertible note:

•	On April 20, 2015, we issued 25,922 common shares at a deemed price of $0.39 per share for promissory note and interest conversion of $10,109.
•	On May 27, 2015, we issued 102,839 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $7,198.
•	On June 3, 2015, we issued issued 222,506 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $8,900.
•	On June 15, 2015, we issued 218,089 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of 8,723.
•

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

To date, we have issued the following securities in conversion of the August 6, 2014 convertible promissory note:

•	On June 2, 2015, we issued 144,231 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $7,500.
•	On June 5, 2015, we issued 220,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $10,010.
•	On June 10, 2015, we issued 275,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $12,512.
•	On July 8, 2015, we issued 125,000 common shares at a deemed price of $0.04 per share for promissory note conversion of $4,875.
•	On July 21, 2015, we issued 250,000 common shares at a deemed price of $0.04 per share for promissory note conversion of $9,750.
•	On July 29, 2015, we issued 298,269 common shares at a deemed price of $0.04 per share for promissory note conversion of $11,633.
•	On September 18, 2015, we issued 475,000 common shares at a deemed price of $0.03 per share for promissory note conversion of $12,350.

As at December 31, 2015, $600,000 has been funded pursuant to the note of which approximately $431,370 remains unconverted and outstanding.

On March 9, 2015, JDF Capital and Blue Citi PR, LLC agreed to assign an aggregate of $100,000 from the convertible promissory note of JDF Capital (that was issued by our company) to Blue Citi PR LLC. As at the date of this report, we have issued the following securities in conversion of the promissory note:

•	On April 22, 2015, we issued 14,793 common shares at a deemed price of $0.34 per share for promissory note and interest conversion $5,000.
•	On April 30, 2015, we issued 45,000 common shares at a deemed price of $0.17 per share for promissory note and interest conversion $7.605.
•	On May 7, 2015, we issued 75,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $6,825.
•	On May 12, 2015, we issued 89,011 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $8,100.
•	On May 13, 2015, we issued 125,000 common shares at a deemed price of $0.08 per share for promissory note and interest conversion $9,750.

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

Loan Agreement with JMJ Financial

On February 13, 2013, we entered into a securities purchase agreement with JMJ Financial. Pursuant to the terms of the agreement, our company will also enter into a convertible promissory note in the principal amount of $1,100,000 (for consideration of up to $1,000,000), of which $100,000 shall be paid to our company upon closing of the convertible promissory note and a common stock purchase warrant for the purchase of up to 135 shares of our common stock at an exercise price of $740 for a period of five years. The convertible promissory note shall have a maturity date of February 13, 2016. The remainder of the convertible debenture can be drawn down on by mutual agreement from JMJ Financial and our company. As at the date of this report, we have made the following issuances of common stock in conversion of the February 13, 2013 note:

•	On August 13, 2013, we issued 396 common shares at a deemed price of $294.00 per share for promissory note and interest conversion of $116,550.
•	On November 11, 2013, we issued 347 common shares at a deemed price of $168.00 per share for promissory note and interest conversion of $58,275.
•	On December 4, 2013, we issued 359 common shares at a deemed price of $162.40 per share for promissory note and interest conversion of $58,275.
•	On January 6, 2014, we issued 638 common shares at a deemed price of $91.28 per share for promissory note conversion of $58,275.
•	On February 14, 2014, we issued 500 common shares at a deemed price of $89.60 per share for promissory note conversion of $44,800.
•	On March 3, 2014, we issued 475 common shares at a deemed price of $89.60 per share for promissory note conversion of $42,613.
•	On June 10, 2014, we issued 400 common shares at a deemed price of $85.20 per share for promissory note conversion of $34,000.
•	On June 27, 2014, we issued 425 common shares at a deemed price of $74.00 per share for promissory note conversion of $31,450.

•	On July 16, 2014, we issued 450 common shares at a deemed price of $74.00 per share for promissory note and interest conversion of $33,300.
•	On August 1, 2014, we issued 266 common shares at a deemed price of $67.00 per share for promissory note and interest conversion of $17,800.
•	On September 3, 2014, we issued 750 common shares at a deemed price of $40.00 per share for promissory note and interest conversion of $30,000.
•	On September 11, 2014, we issued 1,400 common shares at a deemed price of $20.20 per share for promissory note and interest conversion of $28,275.
•	On October 22, 2014, we issued 4,750 common shares at a deemed price of $5.80 per share for promissory note and interest conversion of $27,550.
•	On November 6, 2014, we issued 4,975 common shares at a deemed price of $4.20 per share for promissory note and interest conversion of $20,895.
•	On November 19, 2014, we issued 8,500 common shares at a deemed price of $3.20 per share for promissory note and interest conversion of $27,200.
•	On December 10, 2014, we issued 12,075 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $14,490.
•	On December 17, 2014, we issued 15,425 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $18,510.
•	On April 22, 2015, we issued 31,000 common shares at a deemed price of $0.26 per share for promissory note and interest conversion of $8,060.
•	On April 24, 2015, we issued 41,500 common shares at a deemed price of $0.21 per share for promissory note and interest conversion of $8,715.
•	On May 8, 2015, we issued 92,500 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $6,475.
•	On May 14, 2015, we issued 132,000 common shares at a deemed price of $0.06 per share for promissory note and interest conversion $7,920
•	On May 27, 2015, we issued 194,500 common shares at a deemed price of $0.05 per share for promissory note and interest conversion of $9,725.
•	On June 3, 2015, we issued 225,000 common shares at a deemed price of $0.04 per share for promissory note and interest conversion $9,000
•	On June 11, 2015, we issued 284,000 common shares at a deemed price of $0.03 per share for promissory note and interest conversion of $8,520.
•	On June 16, 2015, we issued 249,500 common shares at a deemed price of $0.03 per share for promissory note and interest conversion of $7,485.
•	On September 15, 2015, we issued 438,000 common shares at a deemed price of $0.03 per share for promissory note conversion of $13,140.
•	On October 28, 2015 we issued 554,000 common shares at a deemed price of $0.01 per share for promissory note conversion of $5,540.

As at December 31, 2015, there remains a balance of approximately $49,233 unconverted and payable pursuant to the note.

Together with the promissory note issued on February 13, 2013, we issued the following warrants:

•	warrants to purchase up to 135 of our common shares at an exercise price of $740.00 per share expiring February 13, 2018 (exercised);
•	warrants to purchase up to 66 of our common shares at an exercise price of $760.00 expiring April 24, 2018 (exercised),
•	warrants to purchase up to 74 of our common shares at an exercise price of $672.00 expiring June 4, 2018 (exercised),
•	warrants to purchase up to 100 of our common shares at an exercise price of $500.00 expiring June 27, 2018 (exercised),
•	warrants to purchase up to 84 of our common shares at an exercise price of $896.00 expiring August 14, 2018 (exercised),
•	warrants to purchase up to 417 of our common shares at an exercise price of $240.00 expiring December 10, 2018 (exercised),
•	warrants to purchase up to 179 shares of our common shares at an exercise price of $280.00 expiring February 20, 2019 (not exercised);
•	warrants to purchase up to 952 of our common shares at an exercise price of $210.00 expiring April 16, 2019 (not exercised).

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

•	On September 10, 2014, we issued 1,684 common shares at a deemed price of $22.20 per share for promissory note and interest conversion of $37,375.
•	On September 16, 2014, we issued 953 common shares at a deemed price of $21.33 per share for promissory note and interest conversion of $20,322.

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

Loan Agreements with LG Capital Funding, LLC

On February 27, 2014, we entered into another securities purchase agreement with LG Capital Funding, LLC. Pursuant to which LG Capital provided our company with an aggregate investment of $75,000 in consideration of a promissory note carrying interest at the rate of 10% per annum and due March 3, 2016. The promissory note is convertible into common shares of our company at the investor’s option at any time after 180 days at a price equal to 50% of the lowest bids price for the 20 days prior to conversion date subject to various prescribed conditions. During the year ended June 30, 2015, the full face value of the note including interest (being $80,145 (June 30, 2014 - $Nil) in the aggregate) was fully converted to 28,087 common shares pursuant to the following issuances of common stock:

•	On September 29, 2014, we issued 1,512 common shares at a deemed price of $12.60 per share for promissory note and interest conversion of $19,050.
•	On October 27, 2014, we issued 5,502 common shares at a deemed price of $6.20 per share for promissory note and interest conversion of $34,113.
•	On December 11, 2014, we issued 8,473 common shares at a deemed price of $1.40 per share for promissory note and interest conversion of $11,862.
•	On December 17, 2014, we issued 12,600 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $15,120.

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

Loan Agreement with St. George Investments LLC

On February 28, 2014, we entered into a securities purchase agreement with St. George Investments LLC, pursuant to which St. George Investments provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued St. George Investments a convertible promissory note of $125,500 including 15% prepaid interest due August 28, 2015 and convertible into common shares on a cashless basis at a price of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion. As at the date of this report we have made the following issuances of common stock in conversion of the February 28, 2014 note:

•	On September 10, 2014, we issued 385 common shares at a deemed price of $26.00 per share for promissory note and interest conversion of $10,000.
•	On September 23, 2014, we issued 962 common shares at a deemed price of $13.00 per share for promissory note and interest conversion of $12,500.
•	On October 9, 2014, we issued 1,667 common shares at a deemed price of $9.00 per share for promissory note and interest conversion of $15,000.
•	On October 16, 2014, we issued 1,829 common shares at a deemed price of $8.20 per share for promissory note and interest conversion of $15,000.
•	On October 24, 2014, we issued 2,206 common shares at a deemed price of $6.80 per share for promissory note and interest conversion of $15,000.
•	On October 31, 2014, we issued 3,125 common shares at a deemed price of $4.60 per share for promissory note and interest conversion of $15,000.
•	On November 17, 2014, we issued 3,947 common shares at a deemed price of $3.80 per share for promissory note and interest conversion of $15,000.
•	On December 3, 2014, we issued 5,357 common shares at a deemed price of $2.80 per share for promissory note and interest conversion of $15000.

•	On December 16, 2014, we issued 9,286 common shares at a deemed price of $1.40per share for promissory note and interest conversion of $13,000.

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

•

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

Loan Agreement with Vista Capital Investments, LLC

On February 28, 2014, we entered into a securities purchase agreement with Vista Capital Investments, LLC, pursuant to which Vista Capital provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Vista Capital a convertible promissory note of $110,000 with 12% interest due September 1, 2014 and convertible into common shares on a cashless basis at a price of the lesser of $300 or 50% of the lowest bid price of our common shares during the prior 25 consecutive trading days prior the delivery of any related conversion notice. As at the date of this report, we have made the following issuances of common stock in full conversion of the February 28, 2014 note:

•	On September 23, 2014, we issued 2,500 common shares at a deemed price of $11.00 per share for promissory note and interest conversion of $27,520.
•	On October 27, 2014, we issued 3,750 common shares at a deemed price of $5.80 per share for promissory note and interest conversion of $21,520.
•	On November 3, 2014, we issued 3,750 common shares at a deemed price of $4.60 per share for promissory note and interest conversion of $17,250.
•	On December 10, 2014, we issued 8,500 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $10,200.
•	On April 1, 2015, we issued 15,000 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $18,000.
•	On April 7, 2015, we issued 22,500 common shares at a deemed price of $1.02 per share for promissory note and interest conversion of $22,950.
•	On April 14, 2015, we issued 25,000 common shares at a deemed price of $0.49 per share for promissory note and interest conversion of $12,250.
•	On April 20, 2015, we issued 30,000 common shares at a deemed price of $0.26 per share for promissory note and interest conversion of $7,800.

•	On April 24, 2015, we issued 37,500 common shares at a deemed price of $0.21 per share for promissory note and interest conversion of $7,875.
•

On April 29, 2015, we issued 45,000 common shares at a deemed price of $0.14 per share for promissory note and interest conversion of $6,300. On May 5, 2015 we issued 75,000 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $7,500.

•	On May 8, 2015, we issued 75,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion of $5,250.
•	On May 13, 2015, we issued 122,357 common shares at a deemed price of $ 0.07 for promissory note and interest conversion of $8,565.

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

Loan Agreement with Union Capital, LLC

On March 3, 2014, we entered into a securities purchase agreement with Union Capital, LLC, pursuant to which Union provided our company with an aggregate investment of $50,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Union a convertible promissory note of $50,000 with 10% interest due March 5, 2015 and convertible into common shares on a cashless basis at a price per share of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice. As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

•	On September 8, 2014, we issued 277 common shares at a deemed price of $38.00 per share for promissory note and interest conversion of $10,510.
•	On September 11, 2014, we issued 652 common shares at a deemed price of $24.20 per share for promissory note and interest conversion of $15,777.
•	On September 12, 2014, we issued 717 common shares at a deemed price of $22.00 per share for promissory note and interest conversion of $15,781.
•	On September 15, 2014, we issued 479 common shares at a deemed price of $22.00 per share for promissory note and interest conversion of $10,529.

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

Loan Agreement with Iconic Holdings, LLC

On March 3, 2014, we entered into a securities purchase agreement with Iconic Holdings, LLC, pursuant to which Iconic provides our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Iconic a convertible promissory note of $100,000 with 12% interest due September 3, 2014 and convertible into common shares on a cashless basis at a price of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion. As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

•	On September 12, 2014, we issued 2,475 common shares at a deemed price of $20.20 per share for promissory note and interest conversion of $50,000.
•	On October 23, 2014, we issued 1,471 common shares at a deemed price of $6.80 per share for promissory note and interest conversion of $10,000.
•	On November 14, 2014, we issued 5,263 common shares at a deemed price of $3.80 per share for promissory note and interest conversion of $20,000.
•	On November 18, 2014, we issued 7,193 common shares at a deemed price of $3.80 per share for promissory note and interest conversion of $27,335.

As at the date of this report, all interest and principal of the note has been fully converted.

In addition, we issued an aggregate of 500 warrants to Iconic in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $200 and expire after a term of three years. As at the date of this report, we have made the following issuances of common stock in cashless exercise of the March 3, 2014 warrants:

•	On April 14, 2015, we issued 5,385 common shares at a deemed price of $23.74 per share in full exercise of the warrants.

Loan Agreement with Adar Bays, LLC

On March 3, 2014, we entered into a securities purchase agreement with Adar Bays, LLC, pursuant to which Adar provided our company with an aggregate investment of $50,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Adar a convertible promissory note of $50,000 with 10% interest due March 4, 2015 and convertible into common shares on a cashless basis at a price per share of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice. As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

•	On September 4, 2014, we issued 227 common shares at a deemed price of $44.00 per share for promissory note and interest conversion of $10,000.
•	On September 11, 2014, we issued 413common shares at a deemed price of $24.20 per share for promissory note and interest conversion of $10,000.
•	On September 17, 2014, we issued 354 common shares at a deemed price of $19.80 per share for promissory note and interest conversion of $7,000.
•	On September 23, 2014, we issued 369 common shares at a deemed price of $12.60 per share for promissory note and interest conversion of $4,655.
•	On September 29, 2014, we issued 1,250 common shares at a deemed price of $12.60 per share for promissory note and interest conversion of $15,750.
•	On October 27, 2014, we issued 836 common shares at a deemed price of $6.40 per share for promissory note and interest conversion of $5,353.

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

As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

•	On October 27, 2014, we issued 5,678 common shares at a deemed price of 5.80 per share for promissory note and interest conversion of $32,934.
•	On December 12, 2014, we issued 18,612 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $22,334.
•	On March 31, 2015, we issued 20,834 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $25,000.
•	On May 1, 2015, we issued 105,315 common shares at a deemed price of $0.16 per share for promissory note and interest conversion of $16,850.
•	On May 7, 2015, we issued 90,775 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $6,354.
•	On May 12, 2015, we issued 90,775 common shares at a deemed price of $0.07 per share promissory note and interest conversion of $6,354.

•	On June 4, 2015, we issued 222,791 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $8,911.
•	On June 11, 2015, we issued 428,933 common shares at a deemed price of $0.03 per share for promissory note and interest conversion $12,868.

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

In addition on March 3, 2014, we issued an aggregate of 417 warrants to Black Mountain in consideration for purchasing the note. Subject to adjustments, each warrant is convertible into common shares at a price of $240.00 per share and expire after a term of five years. In the case that our common share closing price is greater than $240.00 per share for two days, the warrants may be exercised on a cashless basis at a price pursuant to the warrant. As at the date of this report, we have made the following issuances of common stock in full exercise of the March 3, 2014 warrants:

•	On August 5, 2014, we issued 5,161 common shares pursuant to the exercise of warrants at a deemed price of $33.59 per share or $173,367 in the aggregate
•	On September 15, 2014, we issued 2,737 common shares pursuant to the exercise of warrants at a deemed price of $34.12 per share or $93,401 in the aggregate.

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

During the year ended June 30, 2015, $453,200 (June 30, 2014 - $Nil) in face value of the note including interest was fully converted to 49,640 (June 30, 2014 - Nil) common shares pursuant to the following issuances of common shares:

•	On September 3, 2014, we issued 125 common shares at a deemed price of $40.00 per share for promissory note and interest conversion of $5,000.
•	On September 15, 2014, we issued 1,396 common shares at a deemed price of $20.20 per share for promissory note and interest conversion of $28,200.
•	On September 24, 2014, we issued 2,273 common shares at a deemed price of $11.00 per share for promissory note and interest conversion of $25,000.

•	On October 2, 2014, we issued 1,136 common shares at a deemed price of $11.00 per share for promissory note and interest conversion of $12,500.
•	On October 13, 2014, we issued 2,670 common shares at a deemed price of $8.80 per share for promissory note and interest conversion of $23,500.
•	On October 20, 2014, we issued 2,778 common shares at a deemed price of $7.20 per share for promissory note and interest conversion of $20,000.
•	On October 21, 2014, we issued 2,500 common shares at a deemed price of $6.00 per share for promissory note and interest conversion of $15,000.
•	On October 27, 2014, we issued 5,000 common shares at a deemed price of $6.00 per share for promissory note and interest conversion of $30,000
•	On November 4, 2014, we issued 4,348 common shares at a deemed price of $4.60 per share for promissory note and interest conversion of $20,000.
•	On December 4, 2014, we issued 7,500 common shares at a deemed price of $2.40 per share for promissory note and interest conversion of $18,000.
•	On December 5, 2014, we issued 6,818 common shares at a deemed price of $2.20 per share for promissory note and interest conversion of $15,000.
•	On December 8, 2014, we issued 6,667 common shares at a deemed price of $1.80 per share for promissory note and interest conversion of $12,000.
•	On December 9, 2014, we issued 6,429 common shares at a deemed price of $1.40 per share for promissory note and interest conversion of $9,000.

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

Loan Agreement with Cardinal Capital Group, Inc.

On October 31, 2014, we entered into a securities purchase agreement with Cardinal Capital Group, Inc., pursuant to which Cardinal Capital provided our company with an aggregate investment of $50,000 in consideration of our issuance of a convertible promissory note. We issued Cardinal Capital a convertible promissory note of $59,500 comprised of $6,000 in interest and $3,500 in legal fees and due in two years. The note is convertible into shares of our common stock at the lesser of $20.00 or 65% of the lowest trade price of our common stock during the 20 trading days immediately preceding a conversion date. As at the date of this report, we have made the following issuances of common stock in conversion of the October 31, 2014 note:

•	On April 30, 2015, we issued 49,000 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $9,800.
•	On May 1, 2015, we issued 49,000 common shares at a deemed price of $0.20 per share for promissory note and interest conversion $9,800.
•	On May 7, 2015, we issued 49,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $4,459.
•	On May 11, 2015, we issued 110,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $10,010.
•	On May 14, 2015, we issued 110,000 common shares at a deemed price of $0.08 per share for promissory note and interest conversion $8,580.
•	On May 27, 2015, we issued 150,000 common shares at a deemed price of $0.07 per share for promissory note and interest conversion $9,750.
•	On June 2, 2015, we issued 150,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $7,800.
•	On June 15, 2015, we issued 165,154 common shares at a deemed price of $0.04 per share for promissory note and interest conversion $6,441.

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

As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

•	On April 13, 2015, we issued 26,250 common shares at a deemed price of $0.64 per share for promissory note and interest conversion of$16,721.
•	On April 27, 2015, we issued issued 26,250 common shares at a deemed price of $0.22 per share for promissory note and interest conversion of $5,801.
•	On April 30, 2015, we issued 54,200 common shares at a deemed price of $0.15 per share for promissory note and interest conversion of $9,160.
•	On May 5, 2015, we issued 78,892 common shares at a deemed price of $0.12 per share for promissory note and interest conversion of $9,230.
•	On May 11, 2015, we issued 92,741 common shares at a deemed price of $0.09 per share for promissory note and interest conversion of $8,439.
•	On May 19, 2015, we issued 166,802 common shares at a deemed price of $0.08 per share for promissory note and interest conversion of $13,091.
•	On June 9, 2015, we issued 255,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion of $13,260.
•	On July 22, 2015, we issued 100,000 common shares at a deemed price of $0.05 per share for promissory note conversion of $5,200.

There remains a principal balance of $32,043 unconverted and payable pursuant to the note as at December 31, 2015. In addition on August 22, 2014 and September 19, 2014, we issued an aggregate of 538 warrants to InLight Capital Partners, LLC in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $112.00 and expire after a term of five years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

Loan Agreement with Louis Feld

On February 6, 2015, Louis Feld provided our company with an aggregate investment of $88,500 in consideration of our issuance of a $88,500 convertible promissory note and warrants to acquire 13,828 common shares with an aggregate exercise price of $88,500. We issued Mr. Feld a convertible promissory note with 12% interest due August 6, 2016 and convertible into common shares on a cashless basis at a price of 65% of the lowest closing bid price of our common shares during the prior 20 trading days. During the period ended December 31, 2015, an interest expense of $7,650 was accrued. As at the date of this report, we have made the following issuances of common stock in conversion of promissory note:

•	On August 17, 2015, we issued 250,000 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $9,750.
•	On September 18, 2015, we issued 394,231 common shares at a deemed price of $0.03 per share for promissory note conversion of $10,250.

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

On January 27, 2016, we entered into a securities purchase agreement with VES Investment Trust. Pursuant to the terms of the agreement, VES Investment acquired a 10% convertible note with an aggregate face value of $5,500, with an issuance discount of $500 and maturity of one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock.

On January 27, 2016, we entered into a securities purchase agreement with JDF Capital Inc. Pursuant to the terms of the agreement, JDF Capital acquired a 10% convertible note with an aggregate face value of $24,750, with an issuance discount of $2,250 and legal fees of $2,500. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock.

On March 1, 2016, we entered into a securities purchase agreement with JDF Capital Inc. Pursuant to the terms of the agreement, JDF Capital acquired a 10% convertible note with an aggregate face value of $13,200, with an issuance discount of $1,200 and $2,000 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock.

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

Results of Operations

We have generated minimal revenues since inception and have incurred $167,606 and $247,737, respectively, in operating expenses for the three and six month periods ended December 31, 2015 and 2014.

The following provides selected financial data about our company for the three and six month periods ended December 31, 2015 and 2014.

Three months ended December 31, 2015 and 2014.

		Three months		Three months
		ended		ended
		December 31,		December 31,
		2015		2014
Revenue	$	Nil	$	Nil
Operating expenses		$(167,606)		$(247,737)
Other income (expenses):
Interest expense		$(255,178)		$(311,832)
Gain (loss) on change in fair value of derivative liability		$8,906,059		$(305,132)
amortization of debt discount		$(149,379)		$(875,252)
Gain (loss) on disposal of business operations		$(72)	$	Nil
Equity in income (loss) of unconsolidated affiliate	$	Nil		$(42,278)
Net loss		$8,333,823		$(1,782,231)

Operating expenses for the three months ended December 31, 2015 decreased as a result of decreases in selling, general and administrative expenses.

Six months ended December 31, 2015 and 2014.

		Six months		Six months
		ended		ended
		December 31,		December 31,
		2015		2014
Revenue	$	Nil	$	Nil
Operating expenses		$(314,415)		$(600,728)
Other income (expenses):
Interest expense		$(601,960)		$(1,035,903)
Gain (loss) on change in fair value of derivative liability		$464,286		$2,918,297
Amortization of debt discount		$(320,332)		$(1,584,896)
Bad-debt write off		$(20,000)	$	Nil
Gain (loss) on disposal of business operations		$7,565		Nil
Equity in income (loss) of unconsolidated affiliate	$	Nil		6,145
Net loss		$(784,846)		$(297,085)

Operating expenses for the six months ended December 31, 2015 decreased as a primary result of decreases in selling, general and administrative expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2015, and June 30, 2015, respectively.

Working Capital

	As at	As at
	December 31,	June 30,
	2015	2015
Total current assets	$39,720	$115,020
Total current liabilities	$2,930,274	$2,571,497
Working capital (deficit)	$(2,890,554)	$(2,456,477)

Cash Flows

		Six Months		Six Months
		ended		ended
		December 31,		December 31,
		2015		2014
Net cash used in operating activities		$(200,080)		$(697,552)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$158,000		$704,668
Effect of foreign exchange on cash		$(8,222)		$(7,834)
Increase (Decrease) in cash		$(50,302)		$(718)

We had cash and cash equivalents of $13,796 as of December 31, 2015 compared to cash and cash equivalents of $56,914 as of June 30, 2015. We had a working capital deficit of $2,890,554 as of December 31, 2015 compared to a working capital deficit of $2,456,477 as of June 30, 2015.

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

These interim financial statements as of and for the six months ended December 31, 2015 and 2014 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of our company for the periods presented. The results for the six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the year ending June 30, 2016 or for any future period. All references to December 31, 2015 and 2014 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended June 30, 2015, included in our company’s annual report on Form 10-K filed with the SEC on December 3, 2015.

The condensed balance sheet as of June 30, 2015 was restated during the period ending December 31, 2015 and has been carried forward for the period ending December 31, 2015, and do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $13,796 and $64,098 in cash and cash equivalents at December 31, 2015 and June 30, 2015, respectively.

Concentration of Risk

Our company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of December 31, 2015 and June 30, 2015, our company had $Nil and $Nil, respectively, in deposits in excess of federally insured limits in its US bank. Our company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

The relevant translation rates are as follows: For the period ending December 31, 2015 closing rate at 0.7225 CDN$: US$, average rate at 0.7565 CDN$: US$ and for the year ended June 30, 2015 closing rate at 0.8017 CDN$: US$, average rate at 0.8518 CDN$: US$.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at December 31, 2015 and June 30, 2015, our company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

Warrants

Our company accounts for currently outstanding detachable warrants to purchase common stock as derivative liabilities as they are freestanding derivative financial instruments. The warrants are recorded as derivative liabilities at fair value, estimated using a Black-Scholes option pricing model, and marked to market at each balance sheet date, with changes in the fair value of the derivative liabilities recorded in the condensed consolidated statements of operations and comprehensive Income (Loss).

Convertible Instruments

Our company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging”. It provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Our company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of notes redemption.

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

Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-15 “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” The guidance issued previously in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Our company does not anticipate a material impact to our company’s financial statements as a result of the amendments.

In September 2015, the FASB issued ASU 2015-16 an update to its guidance on business combinations. The new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the measurement amounts are determined. The new guidance also requires that the acquirer records, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date. The new guidance also requires an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Our company does not anticipate a material impact to our company’s financial statements as a result of the amendments.

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

We did not sell any equity securities which were not registered under the Securities Act during the three months ended December 31, 2015 that were not otherwise disclosed in this quarterly report on Form 10-Q or in our Form 10-K/A filed on December 4, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Subsequent to the issuance of June 30, 2015 financial statements, management determined that share purchase warrants issued were incorrectly valued, and derivative liability on the conversion option embedded in convertible notes was not recognized, and, during the three months period ending December 31, 2015, these warrants were revalued and a derivative liability on the conversion option was calculated. As a result of revaluation of the warrants, the consolidated balance sheet for the year ending June 30, 2015, the consolidated statements of operations and comprehensive income (loss) and consolidated statement of cash flows for the six months period ending December 31, 2014 and consolidated statements of changes in stockholders’ deficit for the period ending June 30, 2014 and June 30, 2015 were restated.

Please refer to Note 13 of our Condensed Consolidated Interim Financial Statements for the period ended December 31, 2015 (incorporated into this report) for an itemized description of the corrections to the affected line items in the previously issued financial statements as of and for the years ended June 30, 2015 and for the six months ended December 31, 2014.

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

10.80	Form of Convertible Promissory Note between our company and River North Equity LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 23, 2015)
10.81	Loan Agreement dated April 15, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.82	Share Purchase Agreement dated May 1, 2015 among our company, Natel Hofmann and Tero Oilfield Services Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.83	Purchase Agreement dated November 6, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.84	Convertible Promissory Note dated November 6, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.85	Securities Purchase Agreement dated December 1, 2015 with VES Investment Trust (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016).
10.86	Convertible Promissory Note dated December 1, 2015 with VES Investment Trust. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.87	Securities Purchase Agreement dated December 1, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.88	Convertible Promissory Note dated December 1, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.89	Securities Purchase Agreement dated December 3, 2015 with LG Capital Funding, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.90	Convertible Promissory Note dated December 3, 2015 with LG Capital Funding, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.91*	Securities Purchase Agreement dated January 27, 2016 with VES Investment Trust.

10.92*	Convertible Promissory Note dated January 27, 2016 with VES Investment Trust.
10.93*	Securities Purchase Agreement dated January 27, 2016 with JDF Capital Inc.
10.94*	Convertible Promissory Note dated January 27, 2016 with JDF Capital Inc.
10.95*	Securities Purchase Agreement dated March 1, 2016 with JDF Capital Inc.
10.96*	Convertible Promissory Note dated March 1, 2016 with JDF Capital Inc.
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-KSB on September 28, 2007)
(21)	Subsidiaries of the Registrant
21.1	Alta Disposal Ltd., an Alberta, Canada corporation (wholly-owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*file herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: March 22, 2016	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer
and Principal Accounting Officer)