Form 10-Q
period 2016-03-31
Lithium Exploration Group, Inc.
filed 2016-09-07
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission File Number 000-54881

LITHIUM EXPLORATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1781911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3800 N. Central Avenue, Suite 820, Phoenix AZ	85012
(Address of principal executive offices)	(Zip Code)

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
[   ] YES        [X] NO

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

119,772,784 common shares issued and outstanding as of July 27, 2016.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

The condensed consolidated unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

LITHIUM EXPLORATION GROUP, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Lithium Exploration Group, Inc.
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2016	2015
	(Unaudited)	(Restated)
ASSETS

Current
Cash and cash equivalents	$7,301	$64,098
Receivable	-	13,421
Loan receivable	-	20,000
Prepaid expenses	2,788	2,788
Current assets held for sale (Note 12) .	23,351	14,713
Total current assets	33,440	115,020

Total Assets	$33,440	$115,020

LIABILITIES AND DEFICIT

Current
Accounts payable and accrued liabilities (Note 9)	$171,606	$65,962
Derivative liability – convertible promissory notes (Note 6)	1,352,033	1,646,448
Derivative liability – warrants (Note 6)	395,536	143,375
Due to related party (Note 7 and 9)	115,000	115,000
Convertible promissory notes – net of unamortized discount
(Note 6)	811,265	533,994
Accrued interest – convertible promissory notes (Note 6)	124,350	60,022
Current liabilities held for sale (Note 12)	6,439	6,696

Total Current Liabilities	2,976,229	2,571,497

Commitments and contingencies

DEFICIT
Lithium Explorations Group, Inc. Stockholders’ Deficit
Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 10,000,000,000 (June 30, 2015 – 2,000,000,000) common shares, $0.001 par value

Issued and outstanding:
Nil preferred shares (June 30, 2015 – Nil)	-	-
13,670,617 common shares (June 30, 2015 – 7,574,353)	13,663	7,575
Additional paid-in capital	47,890,759	47,383,232
Accumulated other comprehensive loss	(37,432)	(29,484)
Accumulated deficit	(50,457,687)	(49,504,350)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(2,590,697)	(2,143,027)
Non-controlling interest	(352,092)	(313,450)
Total Deficit	(2,942,789)	(2,456,477)

Total Liabilities and Deficit	$33,440	$115,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Operations And Comprehensive Income (Loss)
(Unaudited)

	Three Months	Three Months		Nine Months
	Ended	Ended	Nine Months	Ended
	March 31,	March 31, 2015	Ended March 31,	March 31, 2015
	2016	(Restated)	2016	(Restated)

Revenue	$-	$-	$-	$-

Operating Expenses:
Mining (Notes 3 & 5)	-	16,212	5,000	31,212
Selling, general and administrative (Notes 3 & 5)	63,979	359,236	373,393	944,964
Impairment Loss	-	624,429	-	624,429
Total operating expenses	63,979	999,877	378,393	1,600,605

Loss from operations	(63,979)	(999,877)	(378,393)	(1,600,605)

Other income (expenses)
Interest expense (Note 6)	(97,758)	(297,288)	(699,719)	(1,333,192)
Gain (loss) on change in the fair value of derivative liability (Note 6)	112,247	(1,835,099)	576,533	1,083,198
Amortization of debt discount	(78,688)	101,726	(399,010)	(1,483,168)
Bad-debt write off	-	-	(20,000)	-
(Loss) gain on disposal of business operations	(96)	-	7,468	-
Equity in income (loss) of unconsolidated affiliate	-	(6,469)	-	(324)
Other Income	-	80,524	-	80,524

Loss before income taxes	(128,274)	(2,956,483)	(913,121)	(3,253,567)

Provision for Income Taxes (Note 4)	-	-	-	-

Net loss for the period	(128,274)	(2,956,483)	(913,121)	(3,253,567)

Loss from discontinued operations	(290)	(24,078)	(78,860)	(305,966)

Net loss	(128,564)	(2,980,561)	(991,981)	(3,559,534)

Less:Net loss attributable to the non-controlling interest	(142)	(11,798)	(38,642)	(149,923)

Net loss attributable to Lithium Exploration Group, Inc. Common shareholders	(128,422)	(2,968,763)	(953,339)	(3,409,611)

Basic and Diluted loss per Common Share	$(0.01)	$(7.43)	$(0.09)	$(15.28)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	11,742,168	399,318	10,696,351	223,184

Comprehensive loss:
Net loss	(128,564)	(2,980,561)	(991,980)	(3,559,534)
Foreign currency translation adjustment	275	(13,997)	(7,947)	(21,831)
Comprehensive loss	(128,289)	(2,994,558)	(999,927)	(3,581,365)
Comprehensive loss attributable to non-controlling interest	(142)	(11,798)	(38,642)	(149,923)
Comprehensive loss attributable to Lithium Exploration Group, Inc.	(128,147)	(2,982,760)	(961,285)	(3,431,442)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Common Shares			Accumulated Other
			Additional Paid-in	Comprehensive	Accumulated		Stockholders’
			Capital	Loss	Deficit	Non-controlling	Deficit
	Number of	Amount	$’	$’	$’	Interest	$’
	Shares	$’	(Restated)	(Restated)	(Restated)	$’	(Restated)
Balance – June 30, 2015 (restated)	7,574,353	$7,574	$47,383,232	$(29,485)	$(49,504,348)	$(313,450)	$(2,456,477)

Common shares issued for debt conversion	6,088,220	6,088	145,078	-	-	-	151,166

Common shares issued for the reclassification of derivative liability on convertible notes	-	-	302,262	-	-	-	302,262

Common shares issued for fractional shares adjustment	8,044	1	-	-	-	-	1

Disposal of business operations	-	-	60,187	-	-	-	60,187

Foreign exchange translation	-	-	-	(7,947)	-		(7,947)

Net loss for the period	-	-	-	-	(953,339)	(38,642)	(991,981)

Balance – March 31, 2016	13,670,617	$13,663	$47,890,759	$(37,432)	$(50,457,687)	$(352,092)	$(2,942,789)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Nine Months
	Nine Months	Ended
	Ended	March 31,
	March 31,	2015
	2016	(Restated)

Cash Flows from Operating Activities
Net loss from continuing operations	$(913,121)	$(3,253,567)
Loss from discontinued operations	(78,860)	(305,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of investment held for sale	-	324
Common shares issued for consulting fees	-	118,991
Non-cash Interest expense	629,248	1,126,957
Gain on disposal of business operation	(7,468)	-
Impairment Loss	-	624,429
Bad debt written-off	20,000	-
Common shares issued for interest expenses	-	103,048
Gain on change in the fair value of derivative liability	(576,533)	(1,083,198)
Amortization of debt discount	399,010	1,483,168
Common shares issued for investor relations	-	5,000

Changes in operating assets and liabilities:
Receivable, net	13,421	-
Prepaid expenses	-	16,610
Due to related party	-	115,000
Accrued interest	70,471	103,187
Accounts payable and accrued liabilities	105,644	47,178
Net cash used in operating activities from continuing operations	(338,188)	(898,840)
Net cash provided by (used in) operating activities from discontinued operations	51,338	(8,212)
Net cash used in operating activities	(286,850)	(907,052)

Cash Flows from Financing Activities
Repayment to related party	-	(45,332)
Proceed from issuance of convertible promissory notes, net	238,000	954,000
Net cash provided by financing activities	238,000	908,668

Effect of foreign exchange	(7,947)	(21,831)

Decrease in cash and cash equivalents	(56,797)	(20,215)
Cash and cash equivalents - beginning of period	64,098	57,632
Cash and cash equivalents - end of period	$7,301	$37,417

Supplementary disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$2,205
Income taxes	$-	$-

Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion and interest	$151,166	$1,499,202
Common stock issued on cashless exercise of warrants	$-	$2,442,770
Derivative liability re-classed to additional paid in capital	$302,262	$2,312,157
Debt discount on issuance of convertible note and warrants	$230,005	$901,327
Initial derivative liability on note issuance and warrants	$836,980	$2,018,791
Interest reclassed to convertible note	$5,680	$-
Re-classification of discontinued assets and liabilities to
additional paid in capital	$60,188	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Interim Financial Statements
March 31, 2016
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

These interim financial statements as of and for the nine months ended March 31, 2016 and 2015 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending June 30, 2016 or for any future period. All references to March 31, 2016 and 2015 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended June 30, 2015, included in the Company’s annual report on Form 10-K filed with the SEC on December 3, 2015.

The condensed consolidated balance sheet as of June 30, 2015 was restated during the period ending September 30, 2015 and has been carried forward for the period ending March 31, 2016, and do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $7,301 and $64,098 in cash and cash equivalents at March 31, 2016 and June 30, 2015, respectively.

2.   Significant Accounting Policies - Continued

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of March 31, 2016 and June 30, 2015, the Company had no deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

2.   Significant Accounting Policies - Continued

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar. All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ deficit as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

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

The relevant translation rates are as follows: For the period ending March 31, 2016 closing rate at 0.771 CDN$: US$, average rate at 0.7468 CDN$: US$ and for the year ended June 30, 2015 closing rate at 0.8017 CDN$: US$, average rate at 0.8518 CDN$: US$.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at March 31, 2016 and June 30, 2015, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

Warrants

The Company accounts for currently outstanding detachable warrants to purchase common stock as derivative liabilities as they are freestanding derivative financial instruments. The warrants are recorded as derivative liabilities at fair value, estimated using a Black-Scholes option pricing model, and marked to market at each balance sheet date, with changes in the fair value of the derivative liabilities recorded in the unaudited condensed consolidated statements of operations and comprehensive Income (Loss).

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

2.   Significant Accounting Policies - Continued

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

On July 13, 2015, the Company's board of directors consented to effect a reverse stock split of the Company’s issued and outstanding shares of common stock on a basis of 200 old shares of common stock for one 1 new share of common stock. The reverse stock split was reviewed and approved for filing by the FNRA effective March 31, 2016. Upon effect of the reverse stock split the issued and outstanding shares pre-split as at March 31, 2016 were 2,734,123,494 and the post-split were 13,670,617. The Company’s authorized capital will not be affected by the reverse stock split. The split is reflected retrospectively in the accompanying financial statements.

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

For the period ended March 31, 2016:

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

On March 24, 2016 the Company issued 500,000 common shares at a deemed price of $0.01 per share for promissory note conversion (Note 6).

On March 28, 2016 the Company issued 600,000 common shares at a deemed price of $0.03 per share for promissory note conversion (Note 6).

On March 29, 2016 the Company issued 450,748 common shares at a deemed price of $0.01 per share for promissory note conversion (Note 6).

On March 30, 2016 the Company issued 450,000 common shares at a deemed price of $0.01 per share for promissory note conversion (Note 6).

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through March 31, 2016 of approximately $13,287,598 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $464,277 and $1,130,089 during the periods ended March 31, 2016 and June 30, 2015 respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

4.   Provision for Income Taxes - Continued

The Company has no tax position at March 31, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2016. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2015, June 30, 2014, June 30, 2013 and June 30, 2012 are still open for examination by the Internal Revenue Service (IRS).

	For the nine months ended March 31, 2016
	Amount	Tax Effect (35%)

Net loss	$913,121	$319,592

Shares issued for consulting fees, mining expenses, investor relation and director fees
Interest expense	(699,718)	(244,901)
Gain on derivative liability	576,533	201,787
Amortization of debt discount	(399,010)	(139,654)
Impairment	7,468	2,614

Total	398,393	139,438

Valuation allowance	(398,393)	(139,438)

Net deferred tax asset (liability)	$-	$-

	For the nine months ended March 31, 2015
	Amount	Tax Effect (35%)

Net loss	$3,253,567	$1,138,749

Shares issued for consulting fees, mining expenses, investor relation and director fees	(118,990)	(41,647)
Shares issued for interest expenses	(103,048)	(36,067)
Amortization of discount	(1,483,168)	(519,109)
Interest expense	(1,333,192)	(466,617)
Impairment Loss	(624,429)	(218,550)
Gain on derivative liability
	1,083,198	379,119

Total	673,938	235,878

Valuation allowance	(673,938)	(235,878)

Net deferred tax asset (liability)	$-	$-

5.   Mineral Property Costs

Mineral Permit (Assignment Agreement with Lithium Exploration VIII Ltd.)

On December 16, 2010, the Company entered into an Assignment Agreement to acquire the following:

a.)	An undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada.
b.)	All of the assignor’s right, title and interest in and to the Option Agreement.

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

i.)	CDN $40,000 (paid) upon execution of the agreement;
ii.)	CDN $60,000 (paid) on or before January 1, 2012;
iii )	CDN $100,000 on or before January 1, 2013 (amended and paid);
iv.)	CDN $300,000 on or before January 1, 2014 (not paid); and
v.)	Paying all such property payments as may be required to maintain the mineral permits in good standing.

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

5.   Mineral Property Costs - Continued

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

On May 2, 2013, the Company entered into an agreement to retain the future use of the unit. Pursuant to the agreement, the Company must make the following payments:

a)	US$20,000 within three days of execution of the agreement (paid);

b)	US$30,000 within three days upon the testing of the unit has been successfully completed.

6.   Convertible Promissory Notes

Summary of convertible promissory note at March 31, 2016 and June 30, 2015 is as follows:

	June 30,	Principal	Interest	Total converted		Total	March 31, 2016
	2015	Issued	Converted to			repaid
			Principal

February 13, 2013	$67,913	$-	$-	$(33,680)		$-	$34,233
March 15, 2014	29,394	-	5,681	(29,938)		-	5,137
July 22, 2014	540,498	-	-	(52,872)		-	487,626
August 22, 2014	37,242	-	-	(5,200)		-	32,042
February 6, 2015	75,000	-	-	(26,475)		-	48,525
February 24, 2015	100,000	-	-			-	100,000
March 3, 2015	29,000	-	-	(3,000)		-	26,000
August 3, 2015	-	36,000	-	-		-	36,000
September 9, 2015	-	30,000	-	-		-	30,000
September 30, 2015	-	27,000	-	-		-	27,000
November 06,2015	-	12,000	-	-		-	12,000
December 01, 2015	-	18,000	-	-		-	18,000
December 01, 2015	-	18,000	-	-		-	18,000
December 03, 2015	-	17,000	-	-		-	17,000
January 27, 2016	-	24,750	-	-		-	24,750
January 27, 2016	-	5,000	-	-		-	5,000
March 01, 2016	-	13,200	-	-		-	13,200
March 24, 2016	-	12,100	-	-		-	12,100
March 28, 2016	-	40,700	-	-		-	40,700
	$879,047	$253,750	$5,681	$(151,165)	$		$987,313

Less: Unamortized debt discount	$(345,053)						$(176,047)

Total note payable, net of debt discount	$533,994						$811,265

Current portion	$533,994						$811,265

Long term portion	$-						$-

6.   Convertible Promissory Notes – Continued

The Company during the period and subsequently has extended the maturity dates on few of the Convertible Promissory Notes.

On August 3, 2015 the Company issued an aggregate of $36,000 Convertible Promissory Notes that matures in a specified period from the date of issuance. These notes bear 10% interest per annum and is convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate as specified in the terms of the note. On May 19, 2016, JDF Capital Inc. signed an extension of the maturity of the note due February 3, 2016. The note now matures on February 3, 2017 with the same terms and conditions.

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

The note matured during the period however, no repayment was made. An agreement was entered into by the investor and the Company and the maturity of the note has been extended by a year.

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

6.   Convertible Promissory Notes – Continued

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

On December 1, 2015, the Company issued an aggregate of $18,000 Convertible Promissory Notes that matures in a specified period from the date of issuance. These notes bear interest and are convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate as specified in the terms of the note.

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

6.   Convertible Promissory Notes – Continued

On January 27, 2016, the Company issued an aggregate of $24,750 Convertible Promissory Notes that mature in a specified period from the date of issuance. These notes bear interest and are convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate as specified in the terms of the note.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $45,731 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	383.68%
Risk free rate:	0.47%

The initial fair values of the embedded debt derivative of $22,846 was allocated as a debt discount with the remainder $22,885 charged to operations as interest expense.

On January 27, 2016, the Company issued an aggregate of $5,500 Convertible Promissory Notes that mature in a specified period from the date of issuance. These notes bear interest and are convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate as specified in the terms of the note.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $9,239 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	383.68%
Risk free rate:	0.47%

The initial fair values of the embedded debt derivative of $4,615 was allocated as a debt discount with the remainder $4,623 charged to operations as interest expense.

On March 01, 2016, the Company issued an aggregate of $13,200 Convertible Promissory Notes that mature in a specified period from the date of issuance. These notes bear interest and are convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate as specified in the terms of the note.

6.   Convertible Promissory Notes – Continued

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $29,217 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	371.21%
Risk free rate:	0.68%

The initial fair values of the embedded debt derivative of $13,200 was allocated as a debt discount up to the proceeds of the note with the remainder $16,017 charged to operations as interest expense.

On March 24, 2016, the Company issued an aggregate of $12,100 Convertible Promissory Notes that mature in a specified period from the date of issuance. These notes bear interest and are convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate as specified in the terms of the note.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $17,671 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	371.21%
Risk free rate:	0.64%

The initial fair values of the embedded debt derivative of $6,515 was allocated as a debt discount with the remainder $11,156 charged to operations as interest expense.

On March 28, 2016, the Company issued an aggregate of $40,700 Convertible Promissory Notes that mature in a specified period from the date of issuance. These notes bear interest and are convertible into the Company’s common stock at any time at the holder’s option, at the conversion rate as specified in the terms of the note.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $36,293 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

6.   Convertible Promissory Notes – Continued

Dividend yield:	0%
Volatility	371.21%
Risk free rate:	0.65%

The initial fair values of the embedded debt derivative of $21,915 was allocated as a debt discount with the remainder $14,378 charged to operations as interest expense.

During the three and nine months period ended March 31, 2016 the Company amortized the debt discount on all the notes of $78,688 and $399,010 to operations as interest expense, respectively.

During the three and nine months period ended March 31, 2015 the Company amortized the debt discount on all the notes of $(101,727) and $1,483,168 to operations as interest income and expense, respectively.

Derivative Liability- Debt

The fair value of the described embedded derivative on all debt was valued at $1,352,033 and $1,646,448 at March 31, 2016 and June 30, 2015, respectively, which was determined using the Black Scholes Model with the following assumptions:

	March 31, 2016	June 30, 2015

Dividend yield:	0%	0%

Volatility	346.6 – 453.3%	258.89%

Risk free rate:	0.39%-0.66%	0.11% - 0.64%

At March 31, 2016 and 2015, the Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain of $828,693 and loss of $904,458 for the nine months ended March 31, 2016 and 2015, respectively and for the three months ending March 31, 2016 and March 31, 2015, the non-cash, non-operating loss of $241,359 and $723,955 was recorded respectively.

During the nine months ended March 31, 2016 the Company issued 6,088,220 no of shares of the Company common stock in settlement of $151,165 of convertible note and interest.

During the nine months ended March 31, 2016 the Company reclassed the derivative liability of $302,262 to additional paid in capital on conversion of convertible note.

6.   Convertible Promissory Notes – Continued

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2016 and June 30, 2015:

Derivative
Liability (convertible
promissory notes)
Balance, June 30, 2014	$3,066,171
Initial fair value at note issuances	1,227,384
Fair value of liability at note conversion	(3,174,990)
Mark-to-market at June 30, 2015	527,883
Balance, June 30, 2015	$1,646,448
Initial fair value at note issuances	836,980
Fair value of liability at note conversion	(302,262)
Mark-to-market at March 31, 2016	(829,133)
Balance, March 31, 2016	$1,352,033

Net gain for the period included in earnings relating to the liabilities held at March 31, 2016	$829,133

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

6.   Convertible Promissory Notes – Continued

During the nine months ended March 31, 2016 no warrants were issued along with convertible note.

The fair value of the described embedded derivative on all warrants was valued at $395,535 at March 31, 2016 and $143,375 at June 30, 2015 which was determined using the Black Scholes Model with the following assumptions:

	March 31, 2016	June 30, 2015

Dividend yield:	0%	0%

Volatility	248.0 – 272.2%	288.96%

Risk free rate:	.87 – 1.21%	1.01 - 1.63%

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2014	15,204	$242.57	2.62 years
Warrants issued	19,104	236.92	4.46 years
Exercised	(5,927)	257.08	-
Cancelled	-	-	-
Expired	(1,289)	240.00	-
Balance, June 30, 2015	27,092	$100.98	3.79 years
Warrants issued	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-

Balance, March 31, 2016	27,092	$100.99	3.04 years

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2016 and June 30, 2015:

Derivative
Liability (warrants)
Balance, June 30, 2014	$5,416,000
Initial fair value of warrant derivatives at note issuances	791,407
Fair value of warrant exercised	(2,730,022)
Mark-to-market at June 30, 2015 – warrant liability	(3,334,009)
Balance, June 30, 2015	$143,376
Initial fair value of warrant derivatives at note issuances	-
Fair value of warrant exercised	-
Mark-to-market at March 31, 2016 – warrant liability	252,160
Balance, March 31, 2016	$395,536

Net loss for the period included in earnings relating to the liabilities held at March 31, 2016	$252,160

6.   Convertible Promissory Notes – Continued

At March 31, 2016 and 2015, the Company adjusted the recorded fair value of the derivative liability on warrants to market resulting in non-cash, non-operating loss of $252,160 and gain of $1,987,656 for the nine months ended March 31, 2016 and 2015, respectively. Non-cash, non-operating gain of $354,046 and loss of $1,111,145 was recorded for the three months ended March 31, 2016 and March 31, 2015 respectively.

During the nine months ended March 31, 2016 the Company reclassed the derivative liability on warrants of $0 to additional paid in capital on exercise of warrants.

7.   Related Party Transactions

During the nine months ended March 31, 2016, the Company incurred consulting fees of $1,115 (June 30, 2015 - $157,086) with directors and officers out of which there were no stock payments (June 30, 2015 - $58,990 were paid by issuance of 2,167 shares of the Company common stock).

As of March 31, 2016, the Company repaid to a director for a non-interest bearing demand loan of $nil (Note 9) (June 30, 2015 – payable $47,537).

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

8.   Going Concern and Liquidity Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2016, the Company had a working capital deficiency of $2,942,788 (June 30, 2015 - $2,456,477) and an accumulated deficit of $50,457,687 (June 30, 2015 - $49,504,350). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Lease Commitment

On May 15, 2014, the Company entered into a sublease agreement for a term of twenty four and one half months and expiring on May 31, 2016. Future minimum rental payments required under operating lease (exclusive of other additional rent payments) are $4,563.

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

During the nine months ending March 31, 2016, the directors of the company decided that the loan is irrecoverable and has been written off to $nil.

11. Discontinued Operations

On September 4, 2015, the Company entered into an Asset Purchase agreement whereby the Company sells the net assets of Alta Disposal Morinville Ltd. (of which the Company had acquired 51% interest on October 18, 2013) for total purchase price of CDN$10,000.

Operating results for the period ended March 31, 2016 and 2015 for Alta Disposal Morinville Ltd. are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the consolidated balance sheet.

A breakdown of the discontinued operations is presented as follow:

Consolidated Statements of Operations and Comprehensive Loss

	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)

Revenue	$-	$54,476
Selling, general and administrative	$(78,860)	(363,442)

Loss from discontinued operations	$(78,860)	$(305,966)

Consolidated Balance Sheets	March 31, 2016	June 30, 2015
	(unaudited)	(restated)

Current assets:
Cash and cash equivalents	$5,731	$46,731
Receivable, net	653	28,160
Prepaid expenses	683	-

GST Receivable	16,284	-
Impairment of net assets	-	(60,178)
	$23,351	$14,713
Current liabilities:
Accounts payable	$6,439	$6,696

12. Subsequent Events

On April 19, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $50,000, with $5,000 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the company’s common stock.

On April 19, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $50,000, with $5,000 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the company’s common stock.

On April 19, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $30,000, with an issuance discount of $2,500 and $2,500 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the company’s common stock.

On May 16, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $30,250, with an issuance discount of $2,750 and $2,500 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the company’s common stock.

On August 12, 2016, our company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $42,500, with an issuance discount of $4,250 and $2,500 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock.

On September 1, 2016, our company entered into letter agreements with five separate investors with the intent to buyout their notes and warrants. Pursuant to the terms of the agreement, the investors have agreed to a standstill period until September 16, 2016. The buyout will take place over a six month period of time and will result in an aggregate of $252,856 in debt being retired, an aggregate of $195,500 in warrants being retired and an aggregate buyout amount of $460,000 will be paid over the period. Additionally the Company will also issue an aggregate of $232,500 in new convertible debt. Conversion Price for note will be 65% of the lowest trading price of the Common Stock as reported on the OTC Markets electronic quotation service or such marketplace. Note will have no prepayment penalties and can be purchased from the holder at face value.

On September 2, 2016 our company entered into a bridge loan in the amount of $50,000 with 10% interest per annum due November 2, 2016.

The following conversions took place subsequent to the period ending March 31, 2016.

On April 4, 2016 the Company issued 160,043 common shares at a deemed price of $0.0126 per share for promissory note conversion.

 On April 4, 2016 the Company issued 650,000 common shares at a deemed price of $0.026 per share for promissory note conversion.

On April 4, 2016 the Company issued 641,025 common shares at a deemed price of $0.0252 per share for promissory note conversion.

On April 5, 2016 the Company issued 227,770 common shares at a deemed price of $0.011 per share for promissory note conversion.

On April 6, 2016 the Company issued 490,027 common shares at a deemed price of $0.01807 per share for promissory note conversion.

On April 7, 2016 the Company issued 267,396 common shares at a deemed price of $0.0075 per share for promissory note conversion.

12. Subsequent Events – continued

On April 8, 2016 the Company issued 591,620 common shares at a deemed price of $0.009329 per share for promissory note conversion.

On April 8, 2016 the Company issued 769,230 common shares at a deemed price of $0.0126 per share for promissory note conversion.

On April 11, 2016 the Company issued 500,000 common shares at a deemed price of $0.00975 per share for promissory note conversion.

On April 12, 2016 the Company issued 776,000 common shares at a deemed price of $0.0075 per share for promissory note conversion.

On April 13, 2016 the Company issued 775,000 common shares at a deemed price of $0.00975 per share for promissory note conversion.

On April 13, 2016 the Company issued 669,222 common shares at a deemed price of $0.0075 per share for promissory note conversion.

On April 13, 2016 the Company issued 750,312 common shares at a deemed price of $0.009329 per share for promissory note conversion.

On April 11, 2016 the Company issued 575,327 common shares at a deemed price of $0.010985 per share for promissory note conversion.

On April 14, 2016 the Company issued 790,000 common shares at a deemed price of $0.007500 per share for promissory note conversion.

On April 14, 2016 the Company issued 803,725 common shares at a deemed price of $0.0075 per share for promissory note conversion.

On April 14, 2016 the Company issued 846,153 common shares at a deemed price of $0.00975 per share for promissory note conversion.

On April 17, 2016 the Company issued 1,128,205 common shares at a deemed price of $0.00975 per share for promissory note conversion.

On April 18, 2016 the Company issued 819,493 common shares at a deemed price of $0.010595 per share for promissory note conversion.

On April 19, 2016 the Company issued 850,000 common shares at a deemed price of $0.00975 per share for promissory note conversion.

On April 19, 2016 the Company issued 1,041,960 common shares at a deemed price of $0.0075 per share for promissory note conversion.

On April 19, 2016 the Company issued 750,312 common shares at a deemed price of $0.009329 per share for promissory note conversion.

On April 20, 2016 the Company issued 750,000 common shares at a deemed price of $0.0075 per share for promissory note conversion.

12. Subsequent Events – continued

On April 21, 2016 the Company issued 469,119 common shares at a deemed price of $0.010595 per share for promissory note conversion.

On April 21, 2016 the Company issued 1,048,416 common shares at a deemed price of $0.007500 per share for promissory note conversion.

On April 22, 2016 the Company issued 1,140,474 common shares at a deemed price of $0.0075 per share for promissory note conversion.

On April 22, 2016 the Company issued 1,100,000 common shares at a deemed price of $0.00975 per share for promissory note conversion.

On April 22, 2016 the Company issued 256,410 common shares at a deemed price of $0.00975 per share for promissory note conversion.

On April 26, 2016 the Company issued 923,077 common shares at a deemed price of $0.0065 per share for promissory note conversion.

On April 26, 2016 the Company issued 1,600,000 common shares at a deemed price of $0.00715 per share for promissory note conversion.

On April 28, 2016 the Company issued 1,500,000 common shares at a deemed price of $0.0065 per share for promissory note conversion.

On April 28, 2016 the Company issued 1,007,941 common shares at a deemed price of $0.0065 per share for promissory note conversion.

On April 29, 2016 the Company issued 769,231 common shares at a deemed price of $0.0065 per share for promissory note conversion.

On April 29, 2016 the Company issued 1,214,575 common shares at a deemed price of $0.0076 per share for promissory note conversion.

On April 29, 2016 the Company issued 1,529,480 common shares at a deemed price of $0.007500 per share for promissory note conversion.

On April 29, 2016 the Company issued 1,700,000 common shares at a deemed price of $0.00494 per share for promissory note conversion.

On May 2, 2016 the Company issued 1,700,000 common shares at a deemed price of $0.00494 per share for promissory note conversion.

On May 2, 2016 the Company issued 1,514,380 common shares at a deemed price of $0.002 per share for promissory note conversion.

On May 3, 2016 the Company issued 1,586,538 common shares at a deemed price of $0.0026 per share for promissory note conversion.

12. Subsequent Events – continued

On May 3, 2016 the Company issued 1,000,000 common shares at a deemed price of $0.002 per share for promissory note conversion.

On May 5, 2016 the Company issued 2,302,321 common shares at a deemed price of $0.00145 per share for promissory note conversion.

On May 5, 2016 the Company issued 2,000,000 common shares at a deemed price of $0.002 per share for promissory note conversion.

On May 5, 2016 the Company issued 2,000,000 common shares at a deemed price of $0.002 per share for promissory note conversion.

On May 9, 2016 the Company issued 2,500,000 common shares at a deemed price of $0.001625 per share for promissory note conversion.

On May 9, 2016 the Company issued 5,500,000 common shares at a deemed price of $0.00115 per share for promissory note conversion.

On May 9, 2016 the Company issued 3,500,000 common shares at a deemed price of $0.00125 per share for promissory note conversion.

On May 9, 2016 the Company issued 6,100,000 common shares at a deemed price of $0.00075 per share for promissory note conversion $4575.

On May 10, 2016 the Company issued 3,200,000 common shares at a deemed price of $0.000750 per share for promissory note conversion.

On May 10, 2016 the Company issued 3,100,000 common shares at a deemed price of $0.000975 per share for promissory note conversion.

On May 10, 2016 the Company issued 6,600,000 common shares at a deemed price of $0.00075 per share for promissory note conversion.

On May 11, 2016 the Company issued 6,000,000 common shares at a deemed price of $0.00075 per share for promissory note conversion.

On May 11, 2016 the Company issued 3,500,000 common shares at a deemed price of $0.00975 per share for promissory note conversion.

On May 12, 2016 the Company issued 2,500,000 common shares at a deemed price of $0.001625 per share for promissory note conversion.

On May 12, 2016 the Company issued 4,000,000 common shares at a deemed price of $0.000845 per share for promissory note conversion.

On May 13, 2016 the Company issued 9,717,385 common shares at a deemed price of $0.00055 per share for promissory note conversion.

On May 12, 2016 the Company issued 7,900,000 common shares at a deemed price of $0.0065 per share for promissory note conversion.

Subsequent to the issuance of June 30, 2015 financial statements, management determined that the warrants issued were incorrectly valued and derivative liability on the conversion option embedded in convertible notes was not recognized and during the nine months period ending March 31, 2016, these warrants were revalued and a derivative liability on the conversion option was calculated. As a result of revaluation of the warrants, the consolidated balance sheet for the year ending June 30, 2015, the consolidated statements of operations and comprehensive income (loss) and consolidated statement of cash flows for the nine months period ending March 31, 2015 and consolidated statements of changes in stockholders’ deficit for the period ending June 30, 2014 and June 30, 2015 were restated.

The Company has evaluated subsequent events from April 1, 2016, through the date of this report, and determined there are no other items to disclose.

13. Restatement to previously issued financial statements

The following tables reflect the corrections to the affected line items in the previously issued financial statements as of and for the years ended June 30, 2015 and for the period ended March 31, 2015.

13. Restatement to previously issued financial statements - continued

Effect on Condensed Consolidated Balance Sheet

	Year ended June 30, 2015

	As previously	Effect of	As Restated
	reported	Restatement

ASSETS
Current
Cash and cash equivalents	$64,099	$-	$64,098
Receivable	13,421	-	13,421
Loan receivable	20,000	-	20,000
Prepaid expenses	2,788	-	2,788
Current assets held for sale	14,713	-	14,713
Total current assets	115,021	-	115,020

Total Assets	$115,021	$-	$115,020

LIABILITIES AND DEFICIT
Current
Accounts payable and accrued liabilities	$65,962	$-	$65,962
Derivative liability – warrants	3,134	140,241	143,375
Derivative liability – convertible promissory notes	-	1,646,448	1,646,448
Due to related party	115,000	-	115,000
Convertible promissory notes	300,887	233,107	533,994
Accrued interest – convertible promissory notes	60,022	-	60,022
Liabilities of discontinued operations	6,696	-	6,696
Total Current Liabilities	$551,701	$2,019,796	$2,571,497

STOCKHOLDERS DEFICIT
Capital stock

Nil preferred shares	-	-	-
7,574,353 common shares	7,575	-	7,575
Additional paid-in capital	43,165,743	4,217,489	47,383,232
Accumulated other comprehensive loss	(29,484)	-	(29,484)
Deficit accumulated during the exploration	(43,267,064)	(6,237,285)	(49,504,349)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(123,230)	(2,019,796)	(2,143,027)
Non-controlling interest	(313,450)	-	(313,450)
Total Deficit	(436,680)	(2,019,796)	(2,456,477)
Total Liabilities and Deficit	$115,021	$-	$115,020

13. Restatement to previously issued financial statements - continued

Effect on Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

	Nine months ended March 31, 2015
	As previously reported	Effect of Restatement	As Restated

Revenue	$57,476	$(57,476)	$-
Operating Expenses:
Mining (Notes 3 & 5)	31,212	-	31,212
Selling, general and administrative (Notes 3 & 5)	1,308,405	(363,441)	944,964
Impairment Loss	624,429	-	624,429
Total operating expenses	1,964,046	(363,441)	1,600,605
(Loss) from operations	(1,906,570)	(305,965)	(1,600,605)
Other income (expenses)

Interest expense (Note 6)	(2,818,008)	1,484,816	(1,333,192)
Other Income	80,524	-	80,524
Gain on change in the fair value of derivative liability (Note 6)	3,638,090	(1,763,485)	1,874,605
Fair Value of Warrants issued	(962,309)	170,902	(791,407)
Amortization of discount on debt discount	-	(1,483,168)	(1,483,168)
Equity in income of investment held for sale	(324)	-	(324)
Loss before income taxes	(1,968,597)	(1,284,971)	(3,253,567)

Provision for Income Taxes (Note 4)	-	-	-
Loss from continuing operations	(1,968,597)	(1,284,971)	(3,253,567)

Loss from discontinued operations	-	(305,966)	(305,966)
Net loss	(1,968,597)	(1,590,937)	(3,559,534)
Less: Net loss attributable to the non-controlling interest	(149,923)	-	(149,923)
Net loss attributable to Lithium Exploration Group, Inc. Common shareholders	$(1,818,674)	$(1,590,937)	$(3,409,611)

Basic and Diluted loss per Common Share	0.04	(15.24)	(15.28)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	44,636,800	(44,413,616)	223,184

13. Restatement to previously issued financial statements - continued

Comprehensive loss :
Net loss	(1,968,597)	(1,590,937)	(3,559,534)
Foreign currency translation adjustment	(21,831)	-	(21,831)
Comprehensive loss	(1,990,428)	(1,590,937)	(3,581,365)
Comprehensive loss attributable to non-controlling interest	(149,923)	-	(149,923)
Comprehensive loss attributable to Lithium Exploration Group, Inc.	$(1,840,505)	$(1,590,937)	$(3,431,442)

Effect on Condensed Consolidated Statements of Cash Flows

	Nine months ending March 31, 2015

	As previously	Misstatement	As Restated
	reported	Adjustment

Cash Flows from Operating Activities
Net loss from continuing operations	$(1,968,597)	$(1,284,971)	$(3,253,567)

Loss from discontinued operations	-	(305,966)	(305,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of investment held for sale	324	-	324
Common shares issued for consulting fees	118,990	-	118,990
Common shares issued for investor relations	5,000	-	5,000
Interest expense	2,611,775	(1,484,818)	1,126,957
Amortization of discount on derivative liabilities	-	1,483,168	1,483,168
Bad debt written-off	-	-	-
Common shares issued for interest expenses	103,048	-	103,048
Gain on change in the fair value of derivative liability	(3,638,090)	1,763,485	(1,874,605)
Fair value of warrants issued	962,309	(170,902)	791,407
Due to related party	115,000	-	115,000
Impairment Loss	624,429	-	624,429
Changes in operating assets and liabilities:
Receivable, net	(7,412)	7,412	-
Prepaid expenses	19,074	(2,464)	16,610
Accrued interest	103,185	2	103,187

Accounts payable and accrued liabilities	52,968	(5,790)	47,178
Net cash used in operating activities from continuing operations	(887,997)	(843)	(898,840)
Net cash used in operating activities from discontinued operations	-	(8,212)	(8,212)
Net cash used in operating activities	(897,997)	(9,055)	(907,052)

13. Restatement to previously issued financial statements - continued

Cash Flows from Financing Activities
Repayment of related party	(45,332)	-	(45,332)
Proceed from issuance of convertible promissory notes	954,000	-	954,000
Net cash provided by financing activities	908,668	-	908,668

Effect of foreign exchange	(21,831)	-	(21,831)

Decrease in cash and cash equivalents	(11,160)	(9,055)	(20,215)
Cash and cash equivalents - beginning of period	69,732	(12,100)	57,632
Cash and cash equivalents - end of period	$58,572	(21,155)	$37,417

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,205	(2,205)	$-
Income taxes	$-		$-
Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion	$2,536,097	$(1,036,895)	$1,499,202
Transfer of beneficial conversion feature to fair value of note	$518,808	$(518,808)	$-
Common stock issued on cashless exercise of warrants	$779,600	$1,663,170	$2,442,770
Derivative liability re-classed to additional paid in capital	$-	$2,312,157	$2,312,157
Debt discount on convertible note and warrants	$-	$901,327	$901,327
Initial derivative liability on note issuance	$-	$2,018,791	$2,018,791

Effect on Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Year ended June 30, 2015
	As previously	Misstatement
	reported	Adjustment	As Restated
Additional Paid in Capital
Beginning Balance	$38,573,856	$538,043	$39,111,899
Common shares issued for debt conversion	3,636,984	(1,457,586)	2,179,398
Common shares issued for exercise of warrants	767,879	1,962,041	2,729,920

13. Restatement to previously issued financial statements - continued

Common shares issued for reclassification of derivative liability on convertible notes	-	3,174,990	3,174,990
Closing Balance	$43,165,743	$4,217,488	$47,383,231

Accumulated deficit
Beginning Balance	$(40,821,871)	$(6,166,108)	$(46,987,979)
Net Income (Loss) for the year	(2,445,193)	(71,176)	(2,516,369)
Closing Balance	$(43,267,064)	$(6,237,283)	$(49,504,347)

Total Equity
Beginning Balance	$(2,355,136)	$(5,628,065)	$(7,983,201)
Common shares issued for consulting fees	118,990		118,990
Common shares issued for investor relations	68,000		68,000
Common shares issued for exercise of warrants	767,981	1,962,039	2,730,020
Common shares issued for debt conversion	3,644,405	(1,457,585)	2,186,820
Common shares issued for reclassification of derivative
liability on convertible notes	-	3,174,990	3,174,990
Common shares issued to trust	38	-	38
Foreign exchange translation	(23,715)		(23,715)
Net Income (Loss) for the year	(2,657,243)	(71,176)	(2,728,419)
Closing Balance	$(436,680)	$(2,019,797)	$(2,456,477)

Item 2.           Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On July 9, 2015 our board of directors approved a settlement agreement dated June 25, 2015 among our company, JDF Capital Inc., and our wholly owned subsidiary, Alta Disposal Ltd. Previously, pursuant to a General Security Agreement dated July 22, 2014, JDF Capital Inc. was granted a first ranking security interest over all current and future assets of Alta Disposal Ltd. in full guarantee of $708,000 loan to our Company. Pursuant to the Settlement Agreement, JDF Capital Inc. and its assign, Blue Citi LLC, have agreed to release and discharge their general security interest in consideration of the issuance of 130,000 shares of Series “A” Preferred Stock. The 130,000 shares of Series “A” Preferred Stock were relinquished and cancelled by agreement with Blue Citi effective December 5, 2015.

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

To date, we have converted $400,000 portion of the March 15, 2014 convertible promissory note held by JDF Capital.

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

On November 11, 2015 the balance note of $6,639 along with interest of $5,681 totaling to $12,320 was assigned to VES Trust whereas all of the accompanying warrants remain unconverted and outstanding.

On March 3, 2015, JDF Capital, LG Capital Funding, LLC and our company agreed to assign an aggregate of $50,000 from the note of JDF Capital to LG Capital and to amend the conversion price to equal to 50% of the lowest closing price of the our common stock for the last 20 trading days prior to conversion, as well as 10% per annum interest. The terms of this note were not amended in the assignment. As at the date of this report, we have made the following issuances of common stock in conversion of this convertible note:

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

Loan Agreements with JDF Capital Inc.

$600,000 Loan

On August 6, 2014, we entered into a securities purchase agreement with JDF dated July 22, 2014 pursuant to which we issued to JDF a convertible promissory note in the aggregate principal amount of $708,000, which amount includes the purchase price of $600,000 plus 18 months prepaid interest at the rate of 12% per annum. The convertible note has a maturity date of January 22, 2016 and is convertible in whole or in part into shares of our common stock at price per share equal to 65% of the lowest reported sale price of our common shares during the 20 trading days prior to July 22, 2014 ($160.00) or prior to the applicable conversion date. Our company will have the option to prepay the note within 60 days subject to a 10% penalty, within the subsequent 60 days subject to a 20% penalty, or anytime thereafter prior to maturity subject to a 30% penalty. The purchase price of the promissory note is payable in six installments beginning upon the effective date of the agreement (which amount has been paid) and monthly thereafter beginning on August 22, 2014. The promissory note is secured in first position against all assets of our subsidiary, Alta Disposal Ltd., pursuant to a general security agreement between Alta Disposal and JDF. On May 19, 2016 JDF Capital Inc. signed an extension of the maturity of the note due January 22, 2016. The note now matures on January 22, 2017 with the same terms and conditions.

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
  On March 30, 2016, we issued 450,000 common shares at a deemed price of $0.14365 per share for promissory note conversion of $6,464.25
  On April 4, 2016 the Company issued 650,000 common shares at a deemed price of $0.026 per share for promissory note conversion and interest conversion of $16,900.00.
  On April 13, 2016 the Company issued 775,000 common shares at a deemed price of $0.00975 per share for promissory note conversion and interest conversion of $7556.25.
  On April 19, 2016 the Company issued 850,000 common shares at a deemed price of $0.00975 per share for promissory note conversion $8,287.50.
  On April 22, 2016 the Company issued 1,100,000 common shares at a deemed price of $0.00975 per share for promissory note conversion $10,725.00.
  On April 28, 2016 the Company issued 1,500,000 common shares at a deemed price of $0.0065 per share for promissory note conversion $9,750.00.
  On April 29, 2016 the Company issued 1,700,000 common shares at a deemed price of $0.00494 per share for promissory note conversion $11,000.00.
  On May 9, 2016 the Company issued 2,500,000 common shares at a deemed price of $0.001625 per share for promissory note conversion $4,062.50.
  On May 11, 2016 the Company issued 3,500,000 common shares at a deemed price of $0.00975 per share for promissory note conversion $3,412.50.

As at the date of this report, $353,212 remains unconverted and outstanding.

On March 9, 2015, JDF Capital and Blue Citi PR, LLC agreed to assign an aggregate of $100,000 from the convertible promissory note of JDF Capital (that was issued by our company) to Blue Citi PR LLC. On June 22, 2016, Blue Citi, LLC signed an extension of the maturity of the note due January 22, 2016. The note now matures on January 22, 2017 with the same terms and conditions. As at the date of this report, we have issued the following securities in conversion of the promissory note:

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
  On April 22, 2016 the Company issued 256,410 common shares at a deemed price of $0.00975 per share for promissory note conversion $2,500.00.
  On April 28, 2016 the Company issued 1,214,575 common shares at a deemed price of $0.0076 per share for promissory note conversion $6,000.00.On April 29, 2016, the Company issued 769,231 common shares at a deemed price of $0.0065 per share for promissory note conversion $5,000.00.

As at the March 31, 2016, there remains a balance of $62,720 unconverted and payable pursuant to the note. On March 25, 2016 Blue Citi, LLC agreed to assign an aggregate of $39,000 from the convertible promissory note of Blue Citi, LLC (that was assigned by JDF Capital) to APG Capital Holdings. As at the date of this report, we have issued the following securities in conversion of the promissory note:

On April 4, 2016, the Company issued 160,043 common shares at a deemed price of $0.0126 per share for promissory note conversion and interest conversion of $2,016.54.

On April 5, 2016, the Company issued 227,770 common shares at a deemed price of $0.011 per share for promissory note conversion and interest conversion of $2,505.47.

On April 7, 2016, the Company issued 267,396 common shares at a deemed price of $0.0075 per share for promissory note conversion and interest conversion of $2,005.47.

On April 13, 2016, the Company issued 669,222 common shares at a deemed price of $0.0075 per share for promissory note conversion and interest conversion of $5,019.17.

On April 14, 2016, the Company issued 803,725 common shares at a deemed price of $0.0075 per share for promissory note conversion and interest conversion of $6,027.94.

On April 19, 2016, the Company issued 1,041,960 common shares at a deemed price of $0.0075 per share for promissory note conversion $7,744.70.

On April 22, 2016, the Company issued 1,140,474 common shares at a deemed price of $0.0075 per share for promissory note conversion $8,553.56.

On May 2, 2016, the Company issued 1,514,380 common shares at a deemed price of $0.002 per share for promissory note conversion $3,028.76.

As at the March 31, 2016, there remains a balance of $62,720 unconverted and payable pursuant to the note.

On April 19, 2016, JDF Capital agreed to assign an aggregate of $50,000 from the convertible promissory note of JDF Capital (that was issued by our company) to Toledo Advisors LLC. As at the date of this report, we have issued the following securities in conversion of the promissory note:

  On April 20, 2016 the Company issued 750,000 common shares at a deemed price of $0.0075 per share for promissory note conversion $5,625.00.

  On May 2, 2016 the Company issued 1,000,000 common shares at a deemed price of $0.002 per share for promissory note conversion $2,000.00.
  On May 3, 2016 the Company issued 2,000,000 common shares at a deemed price of $0.002 per share for promissory note conversion $4,000.00.
  On May 4, 2016 the Company issued 2,302,321 common shares at a deemed price of $0.00145 per share for promissory note conversion $3,338.37.
  On May 5, 2016 the Company issued 3,500,000 common shares at a deemed price of $0.00125 per share for promissory note conversion $4,375.00.
  On May 9, 2016 the Company issued 5,500,000 common shares at a deemed price of $0.00115 per share for promissory note conversion $6,325.00.
  On May 9, 2016 the Company issued 6,100,000 common shares at a deemed price of $0.00075 per share for promissory note conversion $4,575.00
  On May 10, 2016 the Company issued 6,600,000 common shares at a deemed price of $0.00075 per share for promissory note conversion $4,950.00.
  On May 11, 2016 the Company issued 6,000,000 common shares at a deemed price of $0.00075 per share for promissory note conversion $4,500.00.
  On May 12, 2016 the Company issued 7,900,000 common shares at a deemed price of $0.0065 per share for promissory note conversion $5,135.00.
  On May 13, 2016 the Company issued 9,717,385 common shares at a deemed price of $0.00055 per share for promissory note conversion $5,109.30.

As at the March 31, 2016, there remains a balance of $4,652.33 unconverted and payable pursuant to the note.

Loan Agreement with JMJ Financial

On February 13, 2013, we entered into a securities purchase agreement with JMJ Financial. Pursuant to the terms of the agreement, our company will also enter into a convertible promissory note in the principal amount of $1,100,000 (for consideration of up to $1,000,000), of which $100,000 shall be paid to our company upon closing of the convertible promissory note and a common stock purchase warrant for the purchase of up to 135 shares of our common stock at an exercise price of $740 for a period of five years. The convertible promissory note shall have a maturity date of February 13, 2016. The remainder of the convertible debenture can be drawn down on by mutual agreement from JMJ Financial and our company. On July 13, 2016, JMJ Financial signed an extension of the maturity of the note due February 13, 2016. The note now matures on October 13, 2016 with the same terms and conditions.

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
  On March 28, 2016 we issued 600,000 common shares at a deemed price of $ $0.025 per share for promissory note conversion of $15,000.
  On April 14, 2016 the Company issued 790,000 common shares at a deemed price of $0.007500 per share for promissory note conversion and interest conversion of $5925.00.
  On May 5, 2016 the Company issued 2,000,000 common shares at a deemed price of $0.002 per share for promissory note conversion $4,000.00.
  On May 10, 2016 the Company issued 3,200,000 common shares at a deemed price of $0.000750 per share for promissory note conversion $2,400.00.

As at March 31, 2016, there remains a balance of approximately $34,233 unconverted and payable pursuant to the note.

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
  On April 21, 2016 the Company issued 1,048,416 common shares at a deemed price of $0.007500 per share pursuant to warrant exercises.
  On April 29, 2016 the Company issued 1,529,480 common shares at a deemed price of $0.007500 per share pursuant to warrant exercises.

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

On March 3, 2015, we entered into a securities purchase agreement with LG Capital Funding, LLC, pursuant to which LG Capital provided our company with an aggregate investment of $29,000 in consideration of our issuance of convertible promissory notes. We issued LG Capital a convertible promissory note with 10% interest due March 3, 2016 and convertible into common shares on a cashless basis at a price of 65% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice. On July 7, 2016, we signed an extension of the maturity of the note due March 3, 2016. The note now matures on May 3, 2016 with the same terms and conditions.

  On April 6, 2016 the Company issued 490,027 common shares at a deemed price of $0.01807 per share for promissory note conversion and interest conversion of $8854.79.
  On April 11, 2016 the Company issued 575,327 common shares at a deemed price of $0.010985 per share for promissory note conversion and interest conversion of $6319.97.
  On April 18, 2016 the Company issued 819,493 common shares at a deemed price of $0.010595 per share for promissory note conversion $8,682.53.
  On April 21, 2016 the Company issued 469,119 common shares at a deemed price of $0.010595 per share for promissory note conversion $4,970.32.
  On April 28, 2016 the Company issued 1,007,941 common shares at a deemed price of $0.0065 per share for promissory note conversion $5,661.62.

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
  On December 3, 2014, we issued 5,357 common shares at a deemed price of $2.80 per share for promissory note and interest conversion of $15,000.
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
  On September 11, 2014, we issued 413 common shares at a deemed price of $24.20 per share for promissory note and interest conversion of $10,000.
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

  On August 5, 2014, we issued 5,161 common shares pursuant to the exercise of warrants at a deemed price of $33.59 per share or $173,367 in the aggregate.
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

Loan Agreement with JDF Capital, Inc.

On March 3, 2014, we entered into a securities purchase agreement with JDF Capital, Inc., pursuant to which JDF Capital agreed to provide us with an aggregate investment of $220,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants.

On March 3, 2014, JDF Capital funded an aggregate investment of $200,000 to us. Therefore, we issued JDF Capital an original issue discount 10% convertible promissory note of $220,000 due September 3, 2014 and convertible into common shares on a cashless basis at a price per share of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion.

In addition on March 3, 2014, we issued an aggregate of 4,000,000 warrants to JDF Capital in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $0.05 and expire after a term of three years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

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

Loan Agreement with InLight Capital Partners, LLC.

On August 22, 2014, we entered into a securities purchase agreement with InLight Capital Partners, LLC, pursuant to which InLight Capital provided our company with an aggregate investment of $100,000 in consideration of our issuance of a convertible promissory note and warrants to purchase common shares of our company with an aggregate exercise price of $120,500. The note was funded by InLight Capital in the amount of $100,000 and shall include $20,500 in respect of pre-paid interest calculated in advance at the rate of 12% per annum for 18 months plus expenses of the Purchaser. InLight Capital delivered to us funds in the amount of $50,000 on the effective date and $50,000 on September 19, 2014. On July 27, 2016, InLight Capital Partners, LLC signed an extension of the maturity of the note due February 23, 2016. The note now matures on February 23, 2017 with the same terms and conditions.

As at the date of this report, we have made the following issuances of common stock in conversion of the August 22, 2014 note:

  On April 13, 2015, we issued 26,250 common shares at a deemed price of $0.64 per share for promissory note and interest conversion of$16,721.
  On April 27, 2015, we issued 26,250 common shares at a deemed price of $0.22 per share for promissory note and interest conversion of $5,801.
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
  On April 11, 2016, we issued 500,000 common shares at a deemed price of $0.00975 per share for promissory note conversion and interest conversion of $4,875.
  On April 26, 2016, we issued 1,600,000 common shares at a deemed price of $0.00715 per share for promissory note conversion $11,400.

There remains a principal balance of $23,323 unconverted and payable pursuant to the note as at February 23, 2017. On July 27, 2016, we agreed with InLight Capital to amend the promissory note by extending the maturity until February 23, 2017 in exchange for $35,000 in consideration to be added to the note.

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

Loan Agreement with Louis Feld

On February 6, 2015, Louis Feld provided our company with an aggregate investment of $88,500 in consideration of our issuance of $88,500 convertible promissory note and warrants to acquire 13,828 common shares with an aggregate exercise price of $88,500. We issued Mr. Feld a convertible promissory note with 12% interest due August 6, 2016 and convertible into common shares on a cashless basis at a price of 65% of the lowest closing bid price of our common shares during the prior 20 trading days. During the period ended March 31, 2016, an interest expense of $8,863 was accrued. As at the date of this report, we have made the following issuances of common stock in conversion of promissory note:

  On August 17, 2015, we issued 250,000 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $9,750.
  On September 18, 2015, we issued 394,231 common shares at a deemed price of $0.03 per share for promissory note conversion of $10,250.
  On March 29, 2015 the Company issued 450,748 common shares at a deemed price of $0.0221 per share for promissory note conversion of $6,475.
  On April 4, 2016 the Company issued 641,025 common shares at a deemed price of $0.0252 per share for promissory note conversion and interest conversion of $10,500.00.
  On April 8, 2016 the Company issued 769,230 common shares at a deemed price of $0.0126 per share for promissory note conversion and interest conversion of $7,500.00.
  On April 14, 2016 the Company issued 846,153 common shares at a deemed price of $0.00975 per share for promissory note conversion and interest conversion of $8,250.
  On April 17, 2016 the Company issued 1,128,205 common shares at a deemed price of $0.00975 per share for promissory note conversion $11,000.00. On May 3, 2016 the Company issued 1,586,538 common shares at a deemed price of $0.0026 per share for promissory note conversion $4,125.00.

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

Promissory Notes with VES Investment Trust

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

As at the date of this report, we have made the following issuances of common stock in conversion of promissory note:

  On April 8, 2016 the Company issued 591,620 common shares at a deemed price of $0.009329 per share for promissory note conversion and interest conversion of $5,519.
  On April 13, 2016 the Company issued 750,312 common shares at a deemed price of $0.009329 per share for promissory note conversion and interest conversion of $7,000.
  On April 19, 2016 the Company issued 750,312 common shares at a deemed price of $0.009329 per share for promissory note conversion $7,000.
  On April 26, 2016 the Company issued 923,077 common shares at a deemed price of $0.0065 per share for promissory note conversion $6,000.
  On May 12, 2016 the Company issued 4,000,000 common shares at a deemed price of $0.000845 per share for promissory note conversion $3,380.

Recent Loan Agreements

On August 3, 2015, we entered into a securities purchase agreement with JDF Capital Inc. Pursuant to the terms of the agreement, JDF Capital acquired a convertible promissory note with an aggregate face value of $36,000 due on February 3, 2016, which amount includes an issuance discount of 10% and carries interest at the rate of 10% per annum after 12 months. The note is convertible at a 35% discount to the lowest sale price for the 20 days trading days immediately prior to (i) the date of the purchase agreement, or (ii) the voluntary conversion date, subject to various prescribed conditions. On May 19, 2016, JDF Capital Inc. signed an extension of the maturity of the note due February 3, 2016. The note now matures on February 3, 2017 with the same terms and conditions.

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

On March 24, 2016, we entered into a securities purchase agreement with JDF Capital Inc. Pursuant to the terms of the agreement, JDF Capital acquired a 10% convertible note with an aggregate face value of $12,100, with an issuance discount of $ $1,100 and $1,000 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock.

On March 28, 2016, we entered into a securities purchase agreement with APG Capital Holdings, LLC. Pursuant to the terns of the agreement, APG Capital Holdings, LLC acquired a 10% convertible note with an aggregate face value of $40,700, with an issuance discount of $ 3,700.00. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock.

On April 4, 2016, we issued 160,043 common shares at a deemed price of $0.0126 per share for promissory note conversion and interest conversion of $2,016.54.

On April 5, 2016, we issued 227,770 common shares at a deemed price of $0.011 per share for promissory note conversion and interest conversion of $2,505.47.

On April 7, 2016, we issued 267,396 common shares at a deemed price of $0.0075 per share for promissory note conversion and interest conversion of $2,005.47.

On April 13, 2016, we issued 669,222 common shares at a deemed price of $0.0075 per share for promissory note conversion and interest conversion of $5,019.17.

On April 14, 2016, we issued 803,725 common shares at a deemed price of $0.0075 per share for promissory note conversion and interest conversion of $6,027.94.

On April 19, 2016, we issued 1,041,960 common shares at a deemed price of $0.0075 per share for promissory note conversion $7,744.70.

On April 22, 2016, we issued 1,140,474 common shares at a deemed price of $0.0075 per share for promissory note conversion $8,553.56.

On May 2, 2016, we issued 1,514,380 common shares at a deemed price of $0.002 per share for promissory note conversion $3,028.76.

On February 1, 2016, we entered into a securities purchase agreement with Vigere Capital LP, a Delaware limited partnership. Pursuant to the terms of the agreement, Vigere acquired all right, title and interest to an aggregate of $70,500 portion of the note issued pursuant to a securities purchase agreement between JDF Capital, Inc. and our company on July 22, 2014. The convertible note purchased by Vigere has a maturity date of January 22, 2016 and is convertible in whole or in part into shares of our common stock at price per share equal to 65% of the lowest reported sale price of our common shares during the 20 trading days prior to July 22, 2014 ($160.00) or prior to the applicable conversion date. On August 11, 2016, Vigere signed an extension of the maturity of the note to be due January 22, 2017.

On April 12, 2016, we issued 776,000 common shares at a deemed price of $0.0075 per share for promissory note conversion and interest conversion of $5,820.00.

On May 2, 2016, we issued 1,700,000 common shares at a deemed price of $0.00494 per share for promissory note conversion $8,398.00.

On May 10, 2016, we issued 3,100,000 common shares at a deemed price of $0.000975 per share for promissory note conversion $3,022.50.

On May 12, 2016, we issued 2,500,000 common shares at a deemed price of $0.001625 per share for promissory note conversion $4,062.50.

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

Effective January 1, 2014, we entered into a consulting agreement for a term of 12 months with International Compass, LLC for the services of Bryan Kleinlein as chief financial officer of our company. As compensation, we agreed to pay to International Compass $12,000 per month during the term of the agreement payable in cash and/or common shares of our company that were previously registered on Form S-8 at our sole discretion. The value of the shares of our company issued as compensation, if any, shall be based on the volume weighted average trading closing price of the shares of our company in the five (5) trading days immediately preceeding the date(s) which the shares are due. Mr. Kleinlein was first appointed as our chief financial officer on May 15, 2012. Effective October 22, 2014, we entered into an amending agreement with International Compass. Pursuant to this amending agreement, the term of the agreement dated January 1, 2014 with International Compass was reduced from 12 months to 10 months. As consideration to International Compass for agreeing to enter into the amending agreement, we agreed to pay Mr. Kleinlein an aggregate of $30,000, payable in our S-8 shares with a deemed price per share equal to the volume weighted average trading close price of the shares in the five trading days immediately preceding the amending agreement. As a result, we issued Mr. Kleinlein an aggregate of 1,908 S-8 shares on October 22, 2014 Mr. Kleinlein resigned as our chief financial officer as of November 1, 2014.

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

Notes entered into subsequent to March 31, 2016

On April 19, 2016, our company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $50,000, with $5,000 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock.

On April 19, 2016, our company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $50,000, with $5,000 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock.

On April 19, 2016, our company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $30,000, with an issuance discount of $2,500 and $2,500 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock.

On May 16, 2016, our company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $30,250, with an issuance discount of $2,750 and $2,500 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock.

On August 12, 2016, our company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $42,500, with an issuance discount of $4,250 and $2,500 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock.

On September 1, 2016, our company entered into letter agreements with five separate investors with the intent to buyout their notes and warrants. Pursuant to the terms of the agreement, the investors have agreed to a standstill period until September 16, 2016. The buyout will take place over a six month period of time and will result in an aggregate of $252,856 in debt being retired, an aggregate of $195,500 in warrants being retired and an aggregate buyout amount of $460,000 will be paid over the period Additionally the Company will also issue an aggregate of $232,500 in new convertible debt. Conversion Price for note will be 65% of the lowest trading price of the Common Stock as reported on the OTC Markets electronic quotation service or such marketplace. Note will have no prepayment penalties and can be purchased from the holder at face value.

On September 2, 2016 our company entered into a bridge loan in the amount of $50,000 with 10% interest per annum due November 2, 2016.

Results of Operations

We have generated minimal revenues since inception and have incurred $63,979 and $378,393, respectively, in operating expenses for the three and nine month periods ended March 31, 2016.

The following provides selected financial data about our company for the three and nine month periods ended March 31, 2016 and 2015.

Three months ended March 31, 2016 and 2015.

		Three months		Three months
		ended		ended
		March 31, 2016		March 31, 2015

Revenue	$	Nil	$	Nil
Operating expenses		$63,979		$999,877
Other income (expenses):
Interest expense		$(97,758)		$(297,288)
Gain (loss) on change in fair value of derivative liability		$112,247		$(1,835,099)
Amortization of debt discount		$(78,688)		$101,726
Gain (loss) on disposal of business operations		$(97)	$	Nil
Equity in income (loss) of unconsolidated affiliate	$	Nil		$(6,469)
Other income	$	Nil		$80,524
Net loss		$(128,274)		$(2,956,483)

Operating expenses for the three months ended March 31, 2016 decreased as a result of decreases in selling and general and administrative expenses, change in fair value of derivative liability, decrease in interest expenses, impairment loss, other income.

Nine months ended March 31, 2016 and 2015.

		Nine months		Nine months
		ended		ended
		March 31, 2016		March 31, 2015

Revenue	$	Nil	$	Nil
Operating expenses		$378,393		$1,600,605
Other income (expenses):
Interest expense		$(699,718)		$(1,333,192)
Gain (loss) on change in fair value of derivative liability		$576,533		$1,083,198
Amortization of debt discount		$(399,010)		$(1,483,168)
Bad-debt write off		$(20,000)	$	Nil
Gain (loss) on disposal of business operations		$7,468	$	Nil
Equity in income (loss) of unconsolidated affiliate	$	Nil		$(324)
Other income	$	Nil		$80,524
Loss from discontinued operations		$(78,860)		$(305,966)
Net loss		$(991,981)		$(3,559,534)

Operating expenses for the nine months ended March 31, 2016 decreased as a primary result of decreases in selling and general and administrative expenses and mining costs.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2016, and June 30, 2015, respectively.

Working Capital

	As at	As at
	March 31, 2016	June 30, 2015

Total current assets	$33,440	$115,020
Total current liabilities	$2,976,229	$2,571,497
Working capital (deficit)	$(2,942,789)	$(2,456,477)

Cash Flows

		Nine Months		Nine Months
		ended		ended
		March 31, 2016		March 31, 2015

Net cash used in operating activities		$(286,851)		$(907,052)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$238,000		$908,668
Effect of foreign exchange on cash		$(7,947)		$(21,831)
Increase (Decrease) in cash		$(56,798)		$(20,215)

We had cash and cash equivalents of $7,301 as of March 31, 2016 compared to cash and cash equivalents of $64,098 as of June 30, 2015. We had a working capital deficit of $2,942,789 as of March 31, 2016 compared to a working capital deficit of $2,456,477 as of June 30, 2015.During the nine months ended March 31, 2016, we spent $286,851 on operating activities, whereas $907,052 was spent on operating activities for the nine month period ended March 31, 2015. The decrease in cash used in operating activities was due to a decrease in operating activities from continued operations.

During the nine months ended March 31, 2016, we had received $Nil in investing activities, whereas we used nil in investing activities during the three months ended March 31, 2015.

During the nine months ended March 31, 2016, we received $238,000 from financing activities, which consisted of $238,000 in proceeds from issuance of convertible notes, whereas we received $908,668 from financing activities, which consisted of $954,000 from issuance of convertible notes offset by a $45,332 in repayments from related parties during the nine months ended March 31, 2015.

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

Critical Accounting Policies

Principal of Consolidation

The consolidated financial statements include the accounts of our company, our wholly-owned subsidiary Alta Disposal Ltd. and our 51% owned subsidiary Alta Disposal Morinville Ltd. (formerly Bluetap Resources Ltd.). Intercompany accounts and transactions have been eliminated in consolidation in conformity with the applicable accounting framework.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $7,301 and $64,098 in cash and cash equivalents at March 31, 2016 and June 30, 2015, respectively.

Concentration of Risk

Our company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of March 31, 2016 and June 30, 2015, we had no deposits in excess of federally insured limits in its US bank. We have not experienced any losses with regard to our bank accounts and believe we are not exposed to any risk of loss on our cash in bank accounts.

Prepaid expenses

Prepaid expenses consist of security deposit for office lease which will be expensed or refunded at the end of the lease period.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-Up Costs,” our company expenses all costs incurred in connection with the start-up and organization of our company.

Mineral Acquisition and Exploration Costs

We have been in the exploration stage since our formation on May 31, 2006. Our company is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Concentrations of Credit Risk

Our company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. We place our cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. Our management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

The relevant translation rates are as follows: For the period ending March 31, 2016 closing rate at 0.771 CDN$: US$, average rate at 0.7468 CDN$: US$ and for the year ended June 30, 2015 closing rate at 0.8017 CDN$: US$, average rate at 0.8518 CDN$: US$.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at March 31, 2016 and June 30, 2015, our company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

Convertible Instruments

Our company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging”. It provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Our company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of notes redemption

Fair Value of Financial Instruments

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

Recently Issued Accounting Pronouncements

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not Applicable.

Item 5.           Other Information

Subsequent to the issuance of June 30, 2015 financial statements, management determined that the warrants issued were incorrectly valued and derivative liability on the conversion option embedded in convertible notes was not recognized and during the nine months period ending March 31, 2016, these warrants were revalued and a derivative liability on the conversion option was calculated. As a result of revaluation of the warrants, the consolidated balance sheet for the year ending June 30, 2015, the consolidated statements of operations and comprehensive income (loss) and consolidated statement of cash flows for the nine months period ending March 31, 2015 and consolidated statements of changes in stockholders’ deficit for the period ending June 30, 2014 and June 30, 2015 were restated.

Item 6.           Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)

3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)

3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8- K/A filed on April 23, 2009)

3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)

3.6	Certificate of Amendment dated October 17, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)

3.7	Articles of Incorporation of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.8	Certificate of Amendment of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.9	Bylaws of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.10	Certificate of Incorporation of 1617437 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.11	Articles of Amendment of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.12	Bylaws of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.13	Certificate of Amendment filed September 9, 2015 (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed on September 15, 2015)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)

4.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed July 15, 2015

(10)	Material Contracts

10.1	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)

10.2	Amendment and Settlement Agreement dated January 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)

10.3	Form of Common Stock Purchase Warrant between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.4	Form of Common Stock Purchase Warrant between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.5	Form of Common Stock Purchase Warrant between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

Exhibit
Number	Description

10.6	Form of Common Stock Purchase Warrant between our company and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.7	Securities Purchase Agreement dated as of March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.8	Form of Convertible Promissory Note between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.9	Form of Common Stock Purchase Warrant between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.10	Employment Agreement with Alexander Walsh dated January 12, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2014)

10.11	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)

10.12	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8- K filed on August 6, 2014)

10.13	Form of Stock Grant Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)

10.14	Securities Purchase Agreement dated July 22, 2014 between our company and JDF Capital Inc. Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)

10.15	Convertible Promissory Note dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)

10.16	Common Stock Purchase Warrant dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)

10.17

Securities Purchase Agreement dated as of February 24, 2015 between our company and River North Equity LLC Debt Settlement Agreement with Alexander R. Walsh dated December 23, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 23, 2015)

10.18	Form of Convertible Promissory Note between our company and River North Equity LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 23, 2015)

10.19	Loan Agreement dated April 15, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.20	Purchase Agreement dated November 6, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.21	Convertible Promissory Note dated November 6, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.22	Securities Purchase Agreement dated December 1, 2015 with VES Investment Trust (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016).

10.23	Convertible Promissory Note dated December 1, 2015 with VES Investment Trust. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.24	Securities Purchase Agreement dated December 1, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.25	Convertible Promissory Note dated December 1, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.26	Securities Purchase Agreement dated December 3, 2015 with LG Capital Funding, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.27	Convertible Promissory Note dated December 3, 2015 with LG Capital Funding, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

Exhibit
Number	Description

10.28	Securities Purchase Agreement dated January 27, 2016 with VES Investment Trust. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)

10.29	Convertible Promissory Note dated January 27, 2016 with VES Investment Trust. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)

10.30	Securities Purchase Agreement dated January 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)

10.31	Convertible Promissory Note dated January 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)

10.32	Securities Purchase Agreement dated March 1, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)

10.33	Convertible Promissory Note dated March 1, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)

10.34*	Partial replacement note issued to APG Capital Holdings, LLC, originally issued on July 22, 2014 in the amount of $672,000

10.35*	Convertible Promissory Note dated April 19, 2016 with Toledo Advisors LLC

10.36*	Convertible Promissory Note dated February 1, 2016 with Vigere Capital LP

(14)	Code of Ethics

14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-KSB on September 28, 2007)

(21)	Subsidiaries of the Registrant

21.1	Alta Disposal Ltd., an Alberta, Canada corporation (wholly-owned)

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certification

32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Dated: September 6, 2016	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)