Form 10-K
period 2016-06-30
Lithium Exploration Group, Inc.
filed 2016-10-18
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-54881

LITHIUM EXPLORATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1781911
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4635 South Lakeshore Drive, Suite 200, Tempe Arizona	85282-7127
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	480.641.4790

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [   ]       No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2015 was $393,780 based on a $0.11 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

162,724,024 common shares as of October 13, 2016

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

As used in this annual report, the terms “we”, “us”, “our company”, mean Lithium Exploration Group, Inc. a Nevada corporation, our wholly owned subsidiaries, Alta Disposal Ltd., an Alberta, Canada corporation, Black Box Energy, Inc., a Nevada corporation, and our 51% owned subsidiary, Alta Disposal Morinville Ltd., an Alberta, Canada corporation, unless otherwise indicated.

Corporate History

We were incorporated on May 31, 2006 in the State of Nevada under the name “Mariposa Resources, Ltd.”. Effective November 30, 2010, we changed our name to “Lithium Exploration Group, Inc.,” by way of a merger with our wholly-owned subsidiary Lithium Exploration Group, Inc., which was formed solely for the change of name.

Our executive offices are located at 4635 South Lakeshore Drive, Suite 200, Tempe Arizona, 85282-7127, and our telephone number is (480) 641-4790. We also have an office at 840 6th Ave SW Suite 300, Calgary, Alberta T2P 3E5. The phone number for our Calgary office is 403-930-1925.

On October 18, 2013, our company, through our then wholly owned subsidiary, Alta Disposal Ltd. (formerly 1617437 Alberta Ltd.), an Alberta, Canada corporation, completed the acquisition of 51% of the shares of Blue Tap Resources Inc. for total payment of CAD$466,547. As of September 30, 2013, CDN $300,000 (US$294,908) was paid regarding the acquisition. As a result of the share acquisition, Blue Tap Resources Inc. became a partially owned subsidiary of our company through our wholly owned subsidiary, Alta Disposal Ltd. On January 22, 2014, Blue Tap Resources Inc. changed its name to Alta Disposal Morinville Ltd. Effective September 4, 2015, our company entered into an Asset Purchase Agreement with Cancen Oil Canada whereby we sold all right, title and interest of Alta Disposal Morinville Ltd. assets for total purchase price of CAD$10,000 (approximately USD$7,531.25) .

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

On July 13, 2015 our company's directors approved an increase to our authorized capital from 2,000,000,000 shares of common stock, par value $0.001 to 10,000,000,000 shares of common stock, par value of $0.001 per share and a reverse stock split on a basis of up to 200 old shares of common stock for one (1) share of common stock. The increase of authorized capital and stock split was approved by shareholders on July 13, 2015. A Definitive Schedule 14C was filed with United States Securities and Exchange Commission ("SEC") on August 6, 2015. On September 9, 2015, we filed with the Nevada Secretary of State a Certificate of Amendment increasing our authorized capital from 2,000,000,000 shares of common stock, par value $0.001 to 10,000,000,000 shares of common stock, par value of $0.001 per share. The reverse split became effective with the OTC Markets at the opening of trading on September 30, 2015. Effective September 30, 2015, our new CUSIP number is 53680P308.

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

GD Glottech International’s technology is designed to separate suspended solids from water (brine), which is one step in the process that we are taking to produce commercially viable minerals. The technology produces extremely high temperatures, which destroy organic substances such as bacteria and other toxic agents. We believe that GD Glottech International's technology can provide lower costs of operation as well as reduced time for site clean-up than traditional methods of water treatment. We anticipate using this application to extract dissolved solids like lithium, potassium, and magnesium from oil field brine. The disposal of produced water (brine) from oil and gas production in Alberta is a significant environmental issue for the province and presents a considerable economic issue for producers. We intend to use the technology on our Valleyview Property in Alberta, in cooperation with oil and gas producers, to treat and dispose of their produced water while monetizing the minerals that are contained within that produced water stream that is being brought to the surface during the oil and gas production process. As we owned the MAIM (Metals and Industrial Minerals) claims to the minerals on the Valleyview Property, the minerals contained in their produced water stream fall under our rights. While we have had discussions with oil and gas consultants and oil operators regarding their difficulties in treating the brine at some of their fields, we have no formal agreements in place.

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

Subsequent to the litigation in Pennsylvania, Glottech-USA initiated a legal action for dissolution in Mississippi. The Company was not a party to the dissolution action in Mississippi. A court-appointed receiver for Glottech-USA recently approved a previously proposed settlement. The settlement has been recently approved by the court in Mississippi. The Company believes that the litigation in Pennsylvania produced positive outcomes that resulted in the Company's current relationship with the inventors and owners of the technology previously licensed to Gottech-USA.

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

Loan Agreements with JDF Capital Inc.

$500,000 Loan from JDF Capital

On March 15, 2014, we entered into a securities purchase agreement with JDF, pursuant to which JDF provided us with an aggregate investment of $500,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued JDF a 10% original issue discount convertible promissory note of $550,000 due September 15, 2015 and convertible into common shares on a cashless basis at a price per share of 35% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion. The note bears interest, in arrears, at a rate per annum equal to fifteen percent (15%) accruing on a semi-annual basis commencing March 15, 2014 in cash or restricted shares of our company’s common stock, par value $0.001 per share at the option of the holder. The fair value of the note at issuance was $846,154. During the year ended June 30, 2016 and 2015, an interest expense of $Nil and $6,279 respectively, was accrued in respect of the note.

In addition on March 15, 2014, we issued an aggregate of 4,583 warrants to JDF in consideration for purchasing the note. Subject to adjustments, these warrants were convertible into common shares at a price of $240.00 and expire after a term of three years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant. These warrants were cancelled on September 19, 2016 in consideration for the issuance of a convertible promissory note pursuant to an Exchange Agreement with JDF Capital Inc. dated September 19, 2016.

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

The $400,000 portion of the March 15, 2014 convertible promissory note held by JDF Capital has been fully converted into shares of our common stock.

To date, we have issued the following securities in conversion of the $100,000 portion of the March 15, 2014 convertible promissory note held by River North Equity:

•	On April 23, 2015, we issued 32,360 common shares at a deemed price of $0.24 per share for promissory note and interest conversion of $7,766.
•	On April 28, 2015, we issued 39,303 common shares at a deemed price of $0.20 per share for promissory note and interest conversion of $7,860.
•	On April 30, 2015, we issued 48,584 common shares at a deemed price of $0.15 per share for promissory note and interest conversion of $7,288.

•	On May 5, 2015, we issued 73,637 common shares at a deemed price of $0.13 per share for promissory note and interest conversion of $9,573.
•	On May 8, 2015, we issued 78,892 common shares at a deemed price of $0.08 per share for promissory note and interest conversion of $6,311.
•	On May 13, 2015, we issued 111,138 common shares at a deemed price of $0.08 per share for promissory note and interest conversion of $8,891.
•	On May 15, 2015, we issued 160,565 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $11,239.
•	On May 22, 2015, we issued 166,802 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $11,676.
•	On September 11, 2015, we issued 434,084 common shares at a deemed price of $0.03 per share for promissory note conversion of $13,022.
•	On September 18, 2015, we issued 486,623 common shares at a deemed price of $0.02 per share for promissory note conversion of $9,732.

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

On March 3, 2015, JDF Capital, LG Capital Funding, LLC and our company agreed to assign an aggregate of $50,000 from the note of JDF Capital to LG Capital and to amend the conversion price to equal to 50% of the lowest closing price of the our common stock for the last 20 trading days prior to conversion, as well as 10% per annum interest. The terms of this note were not amended in the assignment. As at the date of this report, we have made the following issuances of common stock in conversion of this convertible note:

•	On April 20, 2015, we issued 25,922 common shares at a deemed price of $0.39 per share for promissory note and interest conversion of $10,109.
•	On May 27, 2015, we issued 102,839 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $7,198.
•	On June 3, 2015, we issued issued 222,506 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $8,900.
•	On June 15, 2015, we issued 218,089 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of 8,723.
•	On May 1, 2015, we issued 53,741 common shares at a deemed price of $0.15 per share for promissory note and interest conversion of $8,061.
•	On July 10, 2015, we issued 201,465 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $7,800.

As at the date of this report, there remains no balance payable pursuant to the note.

$200,000 Loan  from JDF Capital

On March 3, 2014, we entered into a securities purchase agreement with JDF Capital, Inc., pursuant to which JDF Capital agreed to provide us with an aggregate investment of $220,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants.

On March 3, 2014, JDF Capital funded an aggregate investment of $200,000 to us. Therefore, we issued JDF Capital an original issue discount 10% convertible promissory note of $220,000 due September 3, 2014 and convertible into common shares on a cashless basis at a price per share of 50% of the lower of lowest closing bid price of our common shares during the prior 20 trading days prior to 1) the date of the purchase agreement or 2) the day of the notice for conversion. The convertible note was later assigned to Blue Citi, LLC on March 19, 2014.

During the year ended June 30, 2015, $220,000 (June 30, 2014 - $Nil) in face value of the note including interest was fully converted to 49,640 (June 30, 2014 - Nil) common shares pursuant to the following issuances of common shares:

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

  On October 27, 2014, we issued 5,000 common shares at a deemed price of $6.00 per share for promissory note and interest conversion of $30,000.

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

In addition on March 3, 2014, we issued an aggregate of 1,000 warrants to JDF Capital in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $200 and expire after a term of three years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant.

On September 4, 2014, 25 warrants were exercised for 146 of our common shares at a deemed price of $456 in accordance with the terms of the agreement.

On September 19, 2016 we entered into an Exchange Agreement with JDF Capital Inc. pursuant to which we issued to JDF Capital a convertible promissory note with a face value of $140,000 in consideration for the cancellation of 700 share purchase warrants issued to JDF Capital on March 3, 2014. The cancelled warrants were exercisable on a cashless basis and had a fair value of approximately $140,000 upon cancellation. The convertible promissory note has a maturity dated of September 19, 2017, bears interest of 8% per year, and is convertible at a price equal to 65% of the lowest closing bid price of our common stock occurring during the twenty trading days immediately preceding September 19, 2016, or immediately preceding the notice of conversion.

$600,000 Loan from JDF Capital

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

To date, we have issued the following securities in conversion of the August 6, 2014 convertible promissory note:

•	On June 2, 2015, we issued 144,231 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $7,500.
•	On June 5, 2015, we issued 220,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $10,010.
•	On June 10, 2015, we issued 275,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion $12,512.
•	On July 8, 2015, we issued 125,000 common shares at a deemed price of $0.04 per share for promissory note conversion of $4,875.
•	On July 21, 2015, we issued 250,000 common shares at a deemed price of $0.04 per share for promissory note conversion of $9,750.
•	On July 29, 2015, we issued 298,269 common shares at a deemed price of $0.04 per share for promissory note conversion of $11,633.
•	On September 18, 2015, we issued 475,000 common shares at a deemed price of $0.03 per share for promissory note conversion of $12,350.
•	On March 30, 2016, we issued 450,000 common shares at a deemed price of $0.14365 per share for promissory note conversion of $6,464.25
•	On April 4, 2016 the Company issued 650,000 common shares at a deemed price of $0.026 per share for promissory note conversion and interest conversion of $16,900.00.
•	On April 13, 2016 the Company issued 775,000 common shares at a deemed price of $0.00975 per share for promissory note conversion and interest conversion of $7556.25.
•	On April 19, 2016 the Company issued 850,000 common shares at a deemed price of $0.00975 per share for promissory note conversion $8,287.50.
•	On April 22, 2016 the Company issued 1,100,000 common shares at a deemed price of $0.00975 per share for promissory note conversion $10,725.00.
•	On April 28, 2016 the Company issued 1,500,000 common shares at a deemed price of $0.0065 per share for promissory note conversion $9,750.00.
•	On April 29, 2016 the Company issued 1,700,000 common shares at a deemed price of $0.00494 per share for promissory note conversion $8,398.00.

•	On May 9, 2016 the Company issued 2,500,000 common shares at a deemed price of $0.001625 per share for promissory note conversion $4,062.50.
•	On May 11, 2016 the Company issued 3,500,000 common shares at a deemed price of $0.00975 per share for promissory note conversion $3,412.50.

As at the date of this report, $185,314 remains unconverted and outstanding.

On March 9, 2015, JDF Capital and Blue Citi PR, LLC agreed to assign an aggregate of $100,000 from the convertible promissory note of JDF Capital (that was issued by our company) to Blue Citi PR LLC. On June 22, 2016, Blue Citi, LLC signed an extension of the maturity of the note due January 22, 2016. The note now matures on January 22, 2017 with the same terms and conditions. As at the date of this report, we have issued the following securities in conversion of the promissory note:

•	On April 22, 2015, we issued 14,793 common shares at a deemed price of $0.34 per share for promissory note and interest conversion $5,000.
•	On April 30, 2015, we issued 45,000 common shares at a deemed price of $0.17 per share for promissory note and interest conversion $7.605.
•	On May 7, 2015, we issued 75,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $6,825.
•	On May 12, 2015, we issued 89,011 common shares at a deemed price of $0.09 per share for promissory note and interest conversion $8,100.
•	On May 13, 2015, we issued 125,000 common shares at a deemed price of $0.08 per share for promissory note and interest conversion $9,750.
•	On April 22, 2016 the Company issued 256,410 common shares at a deemed price of $0.00975 per share for promissory note conversion $2,500.00.
•

On April 28, 2016 the Company issued 1,214,575 common shares at a deemed price of $0.0076 per share for promissory note conversion $6,000.00.On April 29, 2016, the Company issued 769,231 common shares at a deemed price of $0.0065 per share for promissory note conversion $5,000.00.

As at the June 30, 2016, there remains a balance of $10,220 unconverted and payable pursuant to the note. On March 25, 2016 Blue Citi, LLC agreed to assign an aggregate of $39,000 from the convertible promissory note of Blue Citi, LLC (that was assigned by JDF Capital) to APG Capital Holdings. As at the date of this report, we have issued the following securities in conversion of the promissory note:

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

As at the June 30, 2016, there remains a balance of $2,286 unconverted and payable pursuant to the note.

On April 19, 2016, JDF Capital agreed to assign an aggregate of $50,000 from the convertible promissory note of JDF Capital (that was issued by our company) to Toledo Advisors LLC. As at the date of this report, we have issued the following securities in conversion of the promissory note:

•	On April 20, 2016 the Company issued 750,000 common shares at a deemed price of $0.0075 per share for promissory note conversion $5,625.00.
•	On May 2, 2016 the Company issued 1,000,000 common shares at a deemed price of $0.002 per share for promissory note conversion $2,000.00.
•	On May 3, 2016 the Company issued 2,000,000 common shares at a deemed price of $0.002 per share for promissory note conversion $4,000.00.
•	On May 4, 2016 the Company issued 2,302,321 common shares at a deemed price of $0.00145 per share for promissory note conversion $3,338.37.
•	On May 5, 2016 the Company issued 3,500,000 common shares at a deemed price of $0.00125 per share for promissory note conversion $4,375.00.
•	On May 9, 2016 the Company issued 5,500,000 common shares at a deemed price of $0.00115 per share for promissory note conversion $6,325.00.
•	On May 9, 2016 the Company issued 6,100,000 common shares at a deemed price of $0.00075 per share for promissory note conversion $4,575.00
•	On May 10, 2016 the Company issued 6,600,000 common shares at a deemed price of $0.00075 per share for promissory note conversion $4,950.00.
•	On May 11, 2016 the Company issued 6,000,000 common shares at a deemed price of $0.00075 per share for promissory note conversion $4,500.00.
•	On May 12, 2016 the Company issued 7,900,000 common shares at a deemed price of $0.0065 per share for promissory note conversion $5,135.00.
•	On May 13, 2016 the Company issued 9,717,385 common shares at a deemed price of $0.00055 per share for promissory note conversion $5,109.30.

On February 1, 2016, JDF Capital agreed to assign an aggregate of $70,500 from the convertible promissory note of JDF Capital (that was issued by our company) to Vigere Capital.

On April 1, 2016, JDF Capital agreed to assign an aggregate of $50,000 from the convertible promissory note of to APG Capital.

As at the June 30, 2016, there remains a balance of $67.00 unconverted and payable pursuant to the note.

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

As at the date of this report, we have made the following issuances of common stock in conversion of the February 13, 2013 note:

•	On August 13, 2013, we issued 396 common shares at a deemed price of $294.00 per share for promissory note and interest conversion of $116,550.

•	On November 11, 2013, we issued 347 common shares at a deemed price of $168.00 per share for promissory note and interest conversion of $58,275.
•	On December 4, 2013, we issued 359 common shares at a deemed price of $162.40 per share for promissory note and interest conversion of $58,275.
•	On January 6, 2014, we issued 638 common shares at a deemed price of $91.28 per share for promissory note conversion of $58,275.
•	On February 14, 2014, we issued 500 common shares at a deemed price of $89.60 per share for promissory note conversion of $44,800.
•	On March 3, 2014, we issued 475 common shares at a deemed price of $89.60 per share for promissory note conversion of $42,613.
•	On June 10, 2014, we issued 400 common shares at a deemed price of $85.20 per share for promissory note conversion of $34,000.
•	On June 27, 2014, we issued 425 common shares at a deemed price of $74.00 per share for promissory note conversion of $31,450.
•	On July 16, 2014, we issued 450 common shares at a deemed price of $74.00 per share for promissory note and interest conversion of $33,300.
•	On August 1, 2014, we issued 266 common shares at a deemed price of $67.00 per share for promissory note and interest conversion of $17,800.
•	On September 3, 2014, we issued 750 common shares at a deemed price of $40.00 per share for promissory note and interest conversion of $30,000.
•	On September 11, 2014, we issued 1,400 common shares at a deemed price of $20.20 per share for promissory note and interest conversion of $28,275.

•	On October 22, 2014, we issued 4,750 common shares at a deemed price of $5.80 per share for promissory note and interest conversion of $27,550.
•	On November 6, 2014, we issued 4,975 common shares at a deemed price of $4.20 per share for promissory note and interest conversion of $20,895.
•	On November 19, 2014, we issued 8,500 common shares at a deemed price of $3.20 per share for promissory note and interest conversion of $27,200.
•	On December 10, 2014, we issued 12,075 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $14,490.
•	On December 17, 2014, we issued 15,425 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $18,510.
•	On April 22, 2015, we issued 31,000 common shares at a deemed price of $0.26 per share for promissory note and interest conversion of $8,060.
•	On April 24, 2015, we issued 41,500 common shares at a deemed price of $0.21 per share for promissory note and interest conversion of $8,715.
•	On May 8, 2015, we issued 92,500 common shares at a deemed price of $0.07 per share for promissory note and interest conversion of $6,475.
•	On May 14, 2015, we issued 132,000 common shares at a deemed price of $0.06 per share for promissory note and interest conversion $7,920
•	On May 27, 2015, we issued 194,500 common shares at a deemed price of $0.05 per share for promissory note and interest conversion of $9,725.
•	On June 3, 2015, we issued 225,000 common shares at a deemed price of $0.04 per share for promissory note and interest conversion $9,000
•	On June 11, 2015, we issued 284,000 common shares at a deemed price of $0.03 per share for promissory note and interest conversion of $8,520.
•	On June 16, 2015, we issued 249,500 common shares at a deemed price of $0.03 per share for promissory note and interest conversion of $7,485.
•	On September 15, 2015, we issued 438,000 common shares at a deemed price of $0.03 per share for promissory note conversion of $13,140.
•	On October 28, 2015 we issued 554,000 common shares at a deemed price of $0.01 per share for promissory note conversion of $5,540.

•	On March 28, 2016 we issued 600,000 common shares at a deemed price of $ $0.025 per share for promissory note conversion of $15,000.
•	On April 14, 2016 the Company issued 790,000 common shares at a deemed price of $0.007500 per share for promissory note conversion and interest conversion of $5925.00.
•	On May 5, 2016 the Company issued 2,000,000 common shares at a deemed price of $0.002 per share for promissory note conversion $4,000.00.
•	On May 10, 2016 the Company issued 3,200,000 common shares at a deemed price of $0.000750 per share for promissory note conversion $2,400.00.

As at June 30, 2016, there remains a balance of approximately $21,908 unconverted and payable pursuant to the note.

Together with the promissory note issued on February 13, 2013, we issued the following warrants:

•	warrants to purchase up to 135 of our common shares at an exercise price of $740.00 per share expiring February 13, 2018 (exercised);
•	warrants to purchase up to 66 of our common shares at an exercise price of $760.00 expiring April 24, 2018 (exercised),
•	warrants to purchase up to 74 of our common shares at an exercise price of $672.00 expiring June 4, 2018 (exercised),
•	warrants to purchase up to 100 of our common shares at an exercise price of $500.00 expiring June 27, 2018 (exercised),
•	warrants to purchase up to 84 of our common shares at an exercise price of $896.00 expiring August 14, 2018 (exercised),
•	warrants to purchase up to 417 of our common shares at an exercise price of $240.00 expiring December 10, 2018 (exercised),
•	warrants to purchase up to 179 shares of our common shares at an exercise price of $280.00 expiring February 20, 2019 (120 warrants exercised, 59 warrants outstanding);
•	warrants to purchase up to 952 of our common shares at an exercise price of $210.00 expiring April 16, 2019 (not exercised).
•	On April 21, 2016 the Company issued 1,048,416 common shares at a deemed price of $0.007500 per share pursuant to warrant exercises.
•	On April 29, 2016 the Company issued 1,529,480 common shares at a deemed price of $0.007500 per share pursuant to warrant exercises.

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

In addition, we issued warrants to purchase an aggregate of 278 common shares of our company to JSJ Investments in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of approximately $360.00 and expire after a term of five years. In the case that after six months there is no registration statement available for the resale of our common shares from exercising of these warrants, the warrants may be exercised on a cashless basis at a price as set out in the warrant

Loan Agreement with Centaurian Fund

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

•	On September 10, 2014, we issued 1,684 common shares at a deemed price of $22.20 per share for promissory note and interest conversion of $37,375.
•	On September 16, 2014, we issued 953 common shares at a deemed price of $21.33 per share for promissory note and interest conversion of $20,322.
•	On April 8, 2015, we issued 21,838 common shares at a market price of $0.85 per share for promissory note and interest conversion of $18,475.

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

•	On September 11, 2015 the Company issued 80,801 common shares at a deemed price of $0.04 per share for promissory note conversion and interest conversion of $3,151.
•	On April 6, 2016 the Company issued 490,027 common shares at a deemed price of $0.01807 per share for promissory note conversion and interest conversion of $8854.79.
•	On April 11, 2016 the Company issued 575,327 common shares at a deemed price of $0.010985 per share for promissory note conversion and interest conversion of $6319.97.

•	On April 18, 2016 the Company issued 819,493 common shares at a deemed price of $0.010595 per share for promissory note conversion and interest conversion of $8,682.53.
•	On April 21, 2016 the Company issued 469,119 common shares at a deemed price of $0.010595 per share for promissory note conversion and interest conversion of $4,970.32.

As at the date of this report, there remains a balance of $0 unconverted and payable pursuant to the note. During the years ended June 30, 2016 and June 30, 2015, interest expense of $2,430 and $967, respectively, was accrued in respect of the note.

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

•	On April 28, 2016 the Company issued 1,007,941 common shares at a deemed price of $0.0065 per share for promissory note conversion and interest conversion of $6,552.

As at the date of this report, there remains a balance of $20,800 unconverted and payable pursuant to the note.

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

In addition, we issued an aggregate of 370 warrants to St. George Investments in consideration for purchasing the note. Subject to adjustments, these warrants are convertible into common shares at a price of $270.00 and expire after a term of five years. As at the date of this report we have made the following issuances of common stock in full exercise of the February 28, 2014 warrant:

•	On March 16, 2015, 141 warrants were exercised for 36,175 of our common shares at a deemed price of $0.64 in accordance with the terms of the agreement.
•	On April 16, 2015, we issued 42,417 common shares at a deemed price of $3.14 per share in the aggregate pursuant to the exercise of 230 warrants.

Loan Agreement with Vista Capital Investments, LLC

On February 28, 2014, we entered into a securities purchase agreement with Vista Capital Investments, LLC, pursuant to which Vista Capital provided our company with an aggregate investment of $100,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Vista Capital a convertible promissory note of $110,000 with 12% interest due September 1, 2014 and convertible into common shares on a cashless basis at a price of the lesser of $300 or 50% of the lowest bid price of our common shares during the prior 25 consecutive trading days prior the delivery of any related conversion notice. As at the date of this report, we have made the following issuances of common stock in full conversion of the February 28, 2014 note:

•	On September 23, 2014, we issued 2,500 common shares at a deemed price of $11.00 per share for promissory note and interest conversion of $27,520.
•	On October 27, 2014, we issued 3,750 common shares at a deemed price of $5.80 per share for promissory note and interest conversion of $21,520.
•	On November 3, 2014, we issued 3,750 common shares at a deemed price of $4.60 per share for promissory note and interest conversion of $17,250.
•	On December 10, 2014, we issued 8,500 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $10,200.
•	On April 1, 2015, we issued 15,000 common shares at a deemed price of $1.20 per share for promissory note and interest conversion of $18,000.
•	On April 7, 2015, we issued 22,500 common shares at a deemed price of $1.02 per share for promissory note and interest conversion of $22,950.
•	On April 14, 2015, we issued 25,000 common shares at a deemed price of $0.49 per share for promissory note and interest conversion of $12,250.
•	On April 20, 2015, we issued 30,000 common shares at a deemed price of $0.26 per share for promissory note and interest conversion of $7,800.
•	On April 24, 2015, we issued 37,500 common shares at a deemed price of $0.21 per share for promissory note and interest conversion of $7,875.
•	On April 29, 2015, we issued 45,000 common shares at a deemed price of $0.14 per share for promissory note and interest conversion of $6,300.
•	On May 5, 2015 we issued 75,000 common shares at a deemed price of $0.01 per share for promissory note and interest conversion of $7,500.
•	On May 8, 2015, we issued 75,000 common shares at a deemed price of $0.09 per share for promissory note and interest conversion of $5,250.
•	On May 13, 2015, we issued 122,357 common shares at a deemed price of $ 0.07 for promissory note and interest conversion of $8,565.

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

Loan Agreement with Adar Bays, LLC

On March 3, 2014, we entered into a securities purchase agreement with Adar Bays, LLC, pursuant to which Adar provided our company with an aggregate investment of $50,000 in consideration of our issuance of convertible promissory notes and common share purchase warrants. We issued Adar a convertible promissory note of $50,000 with 10% interest due March 4, 2015 and convertible into common shares on a cashless basis at a price per share of 50% of the lowest closing bid price of our common shares during the prior 20 trading days including the delivery of any related conversion notice. As at the date of this report, we have made the following issuances of common stock in conversion of the March 3, 2014 note:

•	On September 4, 2014, we issued 227 common shares at a deemed price of $44.00 per share for promissory note and interest conversion of $10,000.
•	On September 11, 2014, we issued 413 common shares at a deemed price of $24.20 per share for promissory note and interest conversion of $10,000.
•	On September 17, 2014, we issued 354 common shares at a deemed price of $19.80 per share for promissory note and interest conversion of $7,000.
•	On September 23, 2014, we issued 369 common shares at a deemed price of $12.60 per share for promissory note and interest conversion of $4,655.
•	On September 29, 2014, we issued 1,250 common shares at a deemed price of $12.60 per share for promissory note and interest conversion of $15,750.
•	On October 27, 2014, we issued 836 common shares at a deemed price of $6.40 per share for promissory note and interest conversion of $5,353.

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

As at the date of this report, there are no warrants remaining pursuant to the securities purchase agreement.

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

As at the date of this report, we have made the following issuances of common stock in conversion of the August 22, 2014 note:

•	On April 13, 2015, we issued 26,250 common shares at a deemed price of $0.64 per share for promissory note and interest conversion of$16,721.
•	On April 27, 2015, we issued 26,250 common shares at a deemed price of $0.22 per share for promissory note and interest conversion of $5,801.
•	On April 30, 2015, we issued 54,200 common shares at a deemed price of $0.15 per share for promissory note and interest conversion of $9,160.
•	On May 5, 2015, we issued 78,892 common shares at a deemed price of $0.12 per share for promissory note and interest conversion of $9,230.
•	On May 11, 2015, we issued 92,741 common shares at a deemed price of $0.09 per share for promissory note and interest conversion of $8,439.
•	On May 19, 2015, we issued 166,802 common shares at a deemed price of $0.08 per share for promissory note and interest conversion of $13,091.
•	On June 9, 2015, we issued 255,000 common shares at a deemed price of $0.05 per share for promissory note and interest conversion of $13,260.
•	On July 22, 2015, we issued 100,000 common shares at a deemed price of $0.05 per share for promissory note conversion of $5,200.
•	On April 11, 2016, we issued 500,000 common shares at a deemed price of $0.00975 per share for promissory note conversion and interest conversion of $4,875.
•	On April 26, 2016, we issued 1,600,000 common shares at a deemed price of $0.00715 per share for promissory note conversion $11,400.

On July 27, 2016, we agreed with InLight Capital to amend the promissory note by extending the maturity until February 23, 2017 in exchange for $35,000 in consideration to be added to the note. As at September 29, 2016 the principal amount of $43,644.68 plus interest remained payable pursuant to the promissory note, as amended.

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

Loan Agreement with Louis Feld

On February 6, 2015, Louis Feld provided our company with an aggregate investment of $88,500 in consideration of our issuance of $88,500 convertible promissory note and warrants to acquire 13,828 common shares with an aggregate exercise price of $88,500. We issued Mr. Feld a convertible promissory note with 12% interest due August 6, 2016 and convertible into common shares on a cashless basis at a price of 65% of the lowest closing bid price of our common shares during the prior 20 trading days. During the periods ended June 30, 2016 and June 30, 2015, interest expense of $7,911 and $8,863 was accrued, respectively. As at the date of this report, we have made the following issuances of common stock in conversion of promissory note:

•	On August 17, 2015, we issued 250,000 common shares at a deemed price of $0.04 per share for promissory note and interest conversion of $9,750.
•	On September 18, 2015, we issued 394,231 common shares at a deemed price of $0.03 per share for promissory note conversion of $10,250.
•	On March 29, 2015 the Company issued 450,748 common shares at a deemed price of $0.0221 per share for promissory note conversion of $6,475.
•	On April 4, 2016 the Company issued 641,025 common shares at a deemed price of $0.0252 per share for promissory note conversion and interest conversion of $10,500.00.
•	On April 8, 2016 the Company issued 769,230 common shares at a deemed price of $0.0126 per share for promissory note conversion and interest conversion of $7,500.00.
•	On April 14, 2016 the Company issued 846,153 common shares at a deemed price of $0.00975 per share for promissory note conversion and interest conversion of $8,250.
•

On April 17, 2016 the Company issued 1,128,205 common shares at a deemed price of $0.00975 per share for promissory note conversion $11,000.00. On May 3, 2016 the Company issued 1,586,538 common shares at a deemed price of $0.0026 per share for promissory note conversion $4,125.00.

As at the date of this report, there remains $7,150 balance unconverted and payable pursuant to the note.

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

On November 10, 2015, River North agreed to assign an aggregate of $100,000 from the convertible promissory note to VES Trust.

Bridge Loan Agreement with JDF Capital Inc.

On April 15, 2015, JDF Capital provided our company with a $50,000 loan with 10% interest per annum due April 15, 2015. On or about May 22, 2015 we prepaid the aggregate of $50,493.15, in full repayment of the loan, and aggregate accrued interest of $493.15.

Promissory Notes with VES Investment Trust

On November 11, 2015 the balance note of $6,639 along with interest of $5,681 totaling to $12,320 was assigned to VES Trust

•	On March 24, 2015, the Company issued 500,000 common shares at a deemed price of $0.014 per share for promissory note of $7,183.
•	On April 8, 2016, the Company issued 591,620 common shares at a deemed price of $0.0086 per share for promissory note conversion of $5,138.

As at the June 30, 2016, there remains a balance of $0 unconverted and payable pursuant to the note.

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

On November 10, 2015, River North agreed to assign an aggregate of $100,000 from the convertible promissory note to VES Trust. As at the date of this report, we have made the following issuances of common stock in conversion of promissory note:

•	On April 13, 2016 the Company issued 750,312 common shares at a deemed price of $0.009329 per share for promissory note conversion and interest conversion of $7,000.
•	On April 19, 2016 the Company issued 750,312 common shares at a deemed price of $0.009329 per share for promissory note conversion $7,000.
•	On April 26, 2016 the Company issued 923,077 common shares at a deemed price of $0.0065 per share for promissory note conversion $6,000.
•	On May 12, 2016 the Company issued 4,000,000 common shares at a deemed price of $0.000845 per share for promissory note conversion $3,380.

As at June 30, 2016, there remains a balance of $76,239 unconverted and payable pursuant to the note.

Recent Loans and Related Agreements

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

On September 9, 2015, we entered into a securities purchase agreement with JDF Capital Inc. Pursuant to the terms of the agreement, JDF Capital acquired a convertible promissory note with an aggregate face value of $30,000 due on September 9, 2016, which amount includes an issuance discount of 10% and carries interest at the rate of 10% per annum after 12 months. The note is convertible at a 35% discount to the lowest sale price for the 20 days trading days immediately prior to (i) the date of the purchase agreement, or (ii) the voluntary conversion date, subject to various prescribed conditions. On September 09, 2016, JDF Capital Inc. signed an extension of the maturity of the note due on September 9, 2016. The note now matures on September 9, 2017 with the same terms and conditions.

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

On January 27, 2016, we entered into a securities purchase agreement with JDF Capital Inc. Pursuant to the terms of the agreement, JDF Capital acquired a 10% convertible note with an aggregate face value of $24,750, with an issuance discount of $2,250 and legal fees of $2,500. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock.  at a price equal to a 65% of the lowest sale price of the common stock during the 20 trading days immediately prior to the date of the securities purchase agreement or prior to the applicable conversion date.

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

  On April 12, 2016 the Company issued 776,000 common shares at a deemed price of $0.0075 per share for promissory note conversion $5,820.

  On May 02, 2016 the Company issued 1,700,000 common shares at a deemed price of $0.0049 per share for promissory note conversion $8,398.

  On May 10, 2016 the Company issued 3,100,000 common shares at a deemed price of $0.0010 per share for promissory note conversion $3,023.

  On May 12, 2016 the Company issued 2,500,000 common shares at a deemed price of $0.0016 per share for promissory note conversion $4,063.

As at the June 30, 2016, there remains a balance of $49,197 unconverted and payable pursuant to the note.

On March 1, 2016, we entered into a securities purchase agreement with JDF Capital Inc. Pursuant to the terms of the agreement, JDF Capital acquired a 10% convertible note with an aggregate face value of $13,200, with an issuance discount of $1,200 and $2,000 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company's common stock at a price equal to a 65% of the lowest sale price of the common stock during the 20 trading days immediately prior to the date of the securities purchase agreement or prior to the applicable conversion date.

On March 24, 2016, we entered into a securities purchase agreement with JDF Capital Inc. Pursuant to the terms of the agreement, JDF Capital acquired a 10% convertible note with an aggregate face value of $12,100, with an issuance discount of $ $1,100 and $1,000 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company's common stock at a price equal to a 65% of the lowest sale price of the common stock during the 20 trading days immediately prior to the date of the securities purchase agreement or prior to the applicable conversion date.

On March 28, 2016, we entered into a securities purchase agreement with APG Capital Holdings, LLC. Pursuant to the terns of the agreement, APG Capital Holdings, LLC acquired a 10% convertible note with an aggregate face value of $40,700, with an issuance discount of $ 3,700.00. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company's common stock at a price equal to a 65% of the lowest sale price of the common stock during the 20 trading days immediately prior to the date of the securities purchase agreement or prior to the applicable conversion date.

On April 19, 2016, our company entered into an agreement with Toledo Advisors LLC. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $50,000, with issuance discount of $7,500. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company's common stock at a price equal to a 50% of the lowest sale price of the common stock during the 20 trading days ending on to the date of the applicable conversion date. The note was assigned to a third party on September 7, 2016.

On April 19, 2016, our company entered into an agreement with VES Investment Trust. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $30,000, with an issuance discount of $2,500 and $2,500 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock at a 65% discount to the lowest trading price occurring during the 20 trading days prior to the notice of conversion.

On April 19, 2016, our company entered into an agreement with APG Capital. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $59,500, with an issuance discount of $9,500. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company's common stock at a 65% discount to the lowest trading price occurring during the 20 trading days prior to the applicable notice of conversion.

On May 16, 2016, our company entered into a securities purchase agreement with JDF Capital Inc. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $30,250, with an issuance discount of $2,750 and $2,500 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company's common stock at a 65% discount to the lowest trading price occurring during the 20 trading days prior to the applicable notice of conversion.

On August 12, 2016, our company entered into an agreement with JDF Capital Inc. Pursuant to the agreement, in consideration of $37,000 paid to our company, we issued to JDF Capital a convertible promissory note in the aggregate principal amount of $42,500, which amount is inclusive of prepaid interest at the rate of 10% per annum and $2,500 for legal expenses. The promissory note is due and payable on August 12, 2017 and will bear additional interest after maturity at the rate of 10% per annum The Note is convertible at the option of the holder into common shares of our company at a price per share equal to 65% of the lowest trading price of our common stock as reported on the OTC Markets electronic quotation system during the twenty trading days ending on the date the applicable conversion notice is received by our company.

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

The various letters of agreement impose standstill periods on the holders of the convertible notes during which time they will refrain from converting their convertible notes into common shares. Each standstill period will expire upon termination of the applicable letter of intent or until the execution of a definitive agreement, whichever is earlier. Each letter of intent contemplates the completion of good faith negotiation and due diligence by the parties by September 12, 2016 which, if successful, will be followed by the execution and closing of a definitive agreement by September 14, 2016 and September 16, 2016, respectively. The closing of the definitive definitive agreement will be subject to a number of conditions precedent which include, without limitation, our Company’s ability to secure sufficient and timely financing to complete the transaction, customary director approvals, and the participation of each of the convertible noteholders in question.

On September 2, 2016 we entered into a loan agreement with JDF Capital Inc. pursuant to which JDF Capital has provided our company with a bridge loan in the amount of $50,000. The loan bears interest at the rate of 10% per annum and is due November 2, 2016. In the event the loan is not repaid on maturity, as additional consideration to JDF Capital, we have agreed to amend the July 22, 2015, $708,000 convertible promissory note held by JDF Capital so that the note shall be convertible into our common shares at a 50% discount to market price rather than a 35% discount to market price. In September, 2016 we prepaid $50,082.19 to JDF Capital in full settlement of all principal and interest outstanding pursuant to the loan agreement.

On September 07, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $116,000, with an issuance discount of $11,600. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 08, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $27,778, with an issuance discount of $2,778. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 15, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $257,778, with an issuance discount of $25,778. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 27, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $64,900, with an issuance discount of $5,900 and legal fees of $4,000. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 29, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $61,112, with an issuance discount of $6,112. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable oil and gas properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

•	keeping our costs low;
•	relying on the strength of our management’s contacts; and
•	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Intellectual Property

We own the trademark “Lithium Exploration Group” for the use of mining exploration, namely, lithium exploration services, in class 42 (U.S. CLS. 100 and 101). The registration number is 4,075,565 and was registered on December 20, 2011. We do not have any other intellectual property.

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

Subsidiaries

We have two wholly-owned subsidiaries, Alta Disposal Ltd. and Black Box Energy, Inc., and a 51% owned subsidiary, Alta Disposal Morinville Ltd. Alta Disposal Ltd., was incorporated in the province of Alberta, Canada on July 8, 2011. This subsidiary was formed to stake MAIM (Metallic and Industrial Mineral) rights in Alberta which subsequently lapsed or were sold. Black Box Energy, Inc. was incorporated on September 9, 2016 in the State of Nevada for the purposes of acquiring a 50% working interest in the McKean County Project. Alta Disposal Morinville Ltd. (formerly Blue Tap Resources, Inc.) is an Alberta, Canada corporation, In September 4, 2015 we sold substantially all of the assets, business and undertaking of Alta Disposal Morinville Ltd.

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

We had cash in the amount of $25,208 and working capital deficiency (current liabilities exceeding current assets) of $2,473,600 as of the year ended June 30, 2016. We currently do not generate much revenue from our operations. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

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

Our independent certified public accounting firm, in their report on the audited financial statements for the year ended June 30, 2016, states that there is a substantial doubt that we will be able to continue as a going concern.

As of June 30, 2016, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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

Risks Associated with Our Common Stock

Trading on the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB tier of the electronic quotation system operated by OTC Markets . Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like NYSE or Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

On May 25, 2016 we entered into a lease agreement with Lakeshore Investment Group II, LLC to lease the premises of our executive offices located at 4635 South Lakeshore Drive, Suite 200 and 130, Tempe Arizona. The lease is for a period of 12 months beginning June 1, 2016 for a monthly rate of $1,198.67, inclusive of internet and utilities.

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

GD Glottech International’s technology is designed to separate suspended solids from water (brine), which is one step in the process that we are taking to produce commercially viable minerals. The technology produces extremely high temperatures, which destroy organic substances such as bacteria and other toxic agents. We believe that GD Glottech International's technology can provide lower costs of operation as well as reduced time for site clean-up than traditional methods of water treatment. We anticipate using this application to extract dissolved solids like lithium, potassium, and magnesium from oil field brine. The disposal of produced water (brine) from oil and gas production in Alberta is a significant environmental issue for the province and presents a considerable economic issue for producers. We intend to use the technology on our Valleyview Property in Alberta, in cooperation with oil and gas producers, to treat and dispose of their produced water while monetizing the minerals that are contained within that produced water stream that is being brought to the surface during the oil and gas production process. As we owned the MAIM (Metals and Industrial Minerals) claims to the minerals on the Valleyview Property, the minerals contained in their produced water stream fall under our rights. While we have had discussions with oil and gas consultants and oil operators regarding their difficulties in treating the brine at some of their fields, we have no formal agreements in place.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Markets electronic quotation system under the Symbol "LEXG".

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High*	Low*
October 10, 2016	0.01	0.00
September 30, 2016	$0.02	$0.00
June 30, 2016	$0.05	$0.00
March 31, 2016	$0.14	$0.04
December 31, 2015	$0.45	$0.02
September 30, 2015	$0.15	$0.06
June 30, 2015	$5.80	$0.06
March 31, 2015	$9.20	$3.19
December 31, 2014	$32.20	$2.00
September 30, 2014	$199.60	$23.20

•

Prices reflect actual prices as quoted on the OTC Markets adjusted retroactively for our 20 for 1 and 200 for 1 reverse stock splits which became effective on February 25, 2015 and September 30, 2015, respectively.

Our common shares are issued in registered form. VStock Transfer, 77 Spruce St, Suite 201, Cedarhurst, New York 11516 (Telephone: (212)-828-8436; Facsimile: (646) 536-3179) is the registrar and transfer agent for our common shares.

On October 11, 2016, the list of stockholders for our shares of common stock showed 15 registered stockholders and 162,724,024 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on March 8, 2006. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

As of June 30, 2016, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2016.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2016. We completed the following sales of unregistered securities during and subsequent to the three month period under June 30, 2016:

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

On April 21, 2016 the Company issued 1,048,416 common shares at a deemed price of $0.007500 per share for exercise of warrants.

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

On April 29, 2016 the Company issued 1,529,480 common shares at a deemed price of $0.007500 per share for exercise of warrants.

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

On June 8, 2016 (effective September 9, 2016) the Company issued 4,518,720 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 7, 2016 the Company issued 5,800,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 15, 2016 the Company issued 6,480,660 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 19, 2016 the Company issued 5,500,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 22, 2016 the Company issued 6,807,860 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 29, 2016 the Company issued 6,500,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 29, 2016 the Company issued 7,344,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

We completed the above described issuances of common shares in reliance on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2016 and June 30, 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 31 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending June 30, 2016.

General and Administrative Expenses

We expect that we will require $650,000 during the twelve-month period ending June 30, 2017 on general and administrative expenses including legal and auditing fees, rent, office equipment, consulting fees, salaries, and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending June 30, 2017.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2017.

Results of Operations for the Years Ended June 30, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2016 and 2015.

Our operating results for the years ended June 30, 2016 and 2015 are summarized as follows:

	Year Ended
	June 30,
	2016	2015

Revenue	$-	$-
Operating Expenses	$548,217	$1,853,632
Interest Expense	$781,107	$1,371,159
Gain on change in the fair value of derivative liability	$(595,512)	$(2,806,127)
Amortization of debt discount	$515,942	$1.970,562
Bad-debt write off	$20,000	$-
Gain on disposal business operations	$7,761	$-
Equity in loss of unconsolidated affiliate	$-	$384
Other Income	$-	$93,944
Loss from discontinued operations	$78,624	$2,728,419
Impairment from discontinued operations	$-	$60,178
Net Loss	$1,340,617	$2,728,419

Revenues

We have not earned revenues since our inception.

Operating Expenses

Our operating expenses for the years ended June 30, 2016 and June 30, 2015 are outlined in the table below:

	Year Ended
	June 30,
	2016	2015

Mining expenses	$31,174	$37,033
Selling, general and administrative	$517,043	$1,192,170
Impairment loss	$-	$624,429
Total operating expenses	$548,217	$1,853,632

The decrease of $1,305,415 in operating expenses for the year ended June 30, 2016, compared to the same period in fiscal 2015, was mainly due to a decrease in selling, general, and administrative expenses, and a decrease in impairment loss during the fiscal 2016. The decrease in selling, general, and administrative expenses resulted primarily from our sale of the assets and business of our 51% owned subsidiary, Alta Disposal Morinville, Ltd.

Liquidity and Financial Condition

Working Capital

	As at	As at
	June 30,	June 30,
	2016	2015
Total current assets	$48,007	$115,021
Total current liabilities	$2,521,607	$2,571,497
Working capital (deficit)	$(2,473,600)	$(2,456,476)

As of June 30, 2016, our total current assets were $48,007, our total current liabilities were $2,521,607 and we had a working capital deficit of $2,473,600 (June 30, 2015 - $2,456,476). Our financial statements report a net loss of $1,340,617 as at June 30, 2016 and an accumulated deficit of $50,806,438 for the period from May 31, 2006 (date of inception) to June 30, 2016 (June 30, 2015 - $49,504,350).

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At	At
	June 30,	June 30,
	2016	2015
Net Cash (Used in) Operations	$(402,644)	$(1,178,427)
Net Cash Provided by Investing Activities	$-	$299,940
Net Cash Provided by Financing Activities	$368,000	$908,668
Cash (decrease) increase during the year	$(38,890)	$6,466

We had cash and cash equivalents in the amount of $64,099 as of June 30, 2015 as compared to $57,632 as of June 30, 2014. We had a working capital deficit of $2,473,600 as of June 30, 2016 compared to working capital deficit of $2,456,476 as of June 30, 2015.

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

Going Concern

Our audited consolidated financial statements have been prepared assuming that our Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2016, we had a working capital deficiency of $2,473,600 (June 30, 2015 - $2,456,476) and an accumulated deficit of $50,806,439 (June 30, 2015 - $49,504,348). We intend to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

Our ability to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these problems, our management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty..

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

Restatement to previously issued financial statements

Subsequent to the issuance of June 30, 2015 financial statements, management determined that the warrants issued were incorrectly valued and derivative liability on the conversion option embedded in convertible notes was not recognized and during the year period ending June 30, 2016, these warrants were revalued and a derivative liability on the conversion option was calculated. As a result of revaluation of the warrants, the consolidated balance sheet for the year ending June 30, 2015, the consolidated statements of operations and comprehensive income (loss) and consolidated statement of cash flows for the year period ending June 30, 2015 and consolidated statements of changes in stockholders' deficit for the period ending June 30, 2014 and June 30, 2015 were restated.

The tables contained in Item 13 of the notes to the June 30, 2016 financial statements reflect the corrections to the affected line items in the previously issued financial statements as of and for the year ended June 30, 2015.

Principal of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Alta Disposal Ltd. and its 51% owned subsidiary Alta Disposal Morinville Ltd. (formerly Bluetap Resources Ltd.). Intercompany accounts and transactions have been eliminated in consolidation in conformity with the applicable accounting framework. The consolidated financial statements do not include the accounts of our wholly owned subsidiary, Black Box Energy, Inc., which was incorporated subsequent to the year ended June 30, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $25,208 and $64,098 in cash and cash equivalents at June 30, 2016 and 2015, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of June 30, 2016 and 2015, the Company had no deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

Non-controlling Interest

The 49% third party ownership of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.) at June 30, 2016 and 2015 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the years ended June 30, 2016 and 2015 and are reflected in the consolidated statement of deficit.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

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

Potentially dilutive securities are not presented in the computation of EPS since their effects are anti-dilutive. The total number of potential no. of shares is 441,092,305 at the year ending June 30, 2016.

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
- equity is translated at historical exchange rates; and
- income and expenses are translated at average exchange rates for the period.

Exchange differences arising on translation of foreign operations are transferred directly to the Company’s accumulated other comprehensive loss in the consolidated balance sheets. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

The relevant translation rates are as follows: For the period ending June 30, 2016 closing rate at 0.769 CDN$: US$, average rate at 0.7761 CDN$: US$ and for the year ended June 30, 2015 closing rate at 0.8017 CDN$: US$, average rate at 0.8518 CDN$: US$. Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at June 30, 2016 and 2015, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

Warrants

The Company accounts for currently outstanding detachable warrants to purchase common stock as derivative liabilities as they are freestanding derivative financial instruments. The warrants are recorded as derivative liabilities at fair value, estimated using a Black-Scholes option pricing model, and marked to market at each balance sheet date, with changes in the fair value of the derivative liabilities recorded in the consolidated statements of operations and comprehensive loss. Upon exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and is reclassified to equity.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging”. It provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and is reclassified to equity. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of notes redemption.

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

During the year ended June 30, 2016 and 2015, the Company didn’t record any revenue under continuing operation.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale as a component of other comprehensive income. For equity investments without readily determinable fair values the cost method of accounting is also eliminated, however subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment and plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of our 2019 fiscal year). The Company is currently evaluating the anticipated impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in June 2016 and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lithium Exploration Group, Inc.

We have audited the accompanying consolidated balance sheets of Lithium Exploration Group, Inc. (the “Company”), as of June 30, 2016 and 2015 and the related statement of operations, comprehensive loss, stockholders’ deficit and cash flows for the two years in the period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lithium Exploration Group, Inc. as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the two years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the accompanying consolidated financial statements, the Company has accumulated deficit, negative cash flows from operations, and working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP
October 18, 2016
New York, New York

LITHIUM EXPLORATION GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Lithium Exploration Group, Inc.
Consolidated Balance Sheets

	June 30,	June 30,
	2016	2015
		(Restated)

ASSETS

Current
Cash and cash equivalents	$25,208	$64,098
Receivable	-	13,421
Loan receivable	-	20,000
Prepaid expenses	2,788	2,789
Current assets held for sale (Note 12)	20,011	14,713
Total current assets	48,007	115,021

Total Assets	$48,007	$115,021

LIABILITIES AND DEFICIT

Current
Accounts payable and accrued liabilities (Note 9)	$211,813	$65,962
Derivative liability – convertible promissory notes (Note 6)	1,162,058	1,646,448
Derivative liability – warrants (Note 6)	268,611	143,375
Due to related party (Note 7 and 9)	115,000	115,000
Convertible promissory notes - net of unamortized debt discount (Note 6)	619,769	533,994
Accrued interest – convertible promissory notes (Note 6)	137,936	60,022
Current liabilities held for sale (Note 12)	6,420	6,696

Total Current Liabilities	2,521,607	2,571,497

Commitments and contingencies

DEFICIT
Lithium Explorations Group, Inc. Stockholders’ Deficit
Capital stock (Note 3) Authorized: 100,000,000 preferred shares, $0.001 par value 10,000,000,000 (June 30, 2015 – 2,000,000,000) common shares, $0.001 par value	-	-
Issued and outstanding: Nil preferred shares (June 30, 2015 – Nil) 119,772,784 common shares (June 30, 2015 – 7,574,353)	119,773	7,575
Additional paid-in capital	48,598,773	47,383,231
Accumulated other comprehensive loss	(33,731)	(29,484)
Accumulated deficit	(50,806,439)	(49,504,348)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(2,121,624)	(2,143,026)
Non-controlling interest	(351,976)	(313,450)
Total Deficit	(2,473,600)	(2,456,476)

Total Liabilities and Deficit	$48,007	$115,021

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Consolidated Statements of Operations And Comprehensive Loss

		June 30, 2015
	June 30, 2016	(Restated)

Revenue	$-	$-

Operating Expenses:
Mining (Notes 3 & 5)	31,174	37,033
Selling, general and administrative (Notes 3 & 5)	517,043	1,192,170
Impairment Loss	-	624,429
Total operating expenses	548,217	1,853,632
(Loss) from operations	(548,217)	(1,853,632)
Other income (expenses)
Interest expense (Note 6)	(781,107)	(1,371,159)
Gain on change in the fair value of derivative liability (Note 6)	595,512	2,806,127
Amortization of debt discount	(515,942)	(1,970,562)
Bad-debt write off	(20,000)	-
Gain on disposal of business operations	7,761	-
Equity in loss of unconsolidated affiliate	-	(384)
Other income	-	93,944

(Loss) before income taxes	(1,261,993)	(2,295,666)
Provision for income taxes (Note 4)	-	-

Net (loss) from continued operations	(1,261,993)	(2,295,666)

(Loss) from discontinued operations	(78,624)	(372,575)
Impairment (loss) from discontinued operations	-	(60,178)

Net (loss)	(1,340,617)	(2,728,419)
Less: Net loss attributable to the non-controlling interest	(38,526)	(212,050)

Net (loss) attributable to Lithium Exploration Group, Inc. Common shareholders	$(1,302,091)	$(2,516,369)

Basic and Diluted (loss) per Common Share from continuing operations	$(0.05)	$(2.20)
Basic and Diluted (loss) per Common Share from discontinued operations	$(0.00)	$(0.41)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	28,018,300	1,045,061
Comprehensive loss:
Net (loss)	$(1,340,617)	$(2,728,419)
Foreign currency translation adjustment	(4,248)	(23,715)
Comprehensive (loss)	(1,344,865)	(2,752,134)
Comprehensive (loss) attributable to non-controlling interest	(38,526)	(212,050)
Comprehensive (loss) attributable to Lithium Exploration Group, Inc.	$(1,306,339)	$(2,540,084)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit

	Common Shares
				Accumulated Other
			Additional Paid-in	Comprehensive	Accumulated		Stockholders’
			Capital	Loss	Deficit	Non-controlling	(Deficit)
	Number of	Amount	$’	$’	$’	Interest	$’
	Shares	$’	(Restated)	(Restated)	(Restated)	$’	(Restated)
Balance – June 30, 2014 (restated)	47,990	$48	$39,111,899	$(5,769)	$(46,987,979)	$(101,400)	$(7,983,201)
Common shares issued for consulting fees	2,594	3	118,987	-	-	-	118,990
Common shares issued for investor relations	500	1	67,999	-	-	-	68,000
Common Stock issued for debt conversion	7,421,245	7,421	2,179,398	-	-	-	2,186,819
Derivative liability transferred to additional paid in capital on conversion of note	-	-	3,174,990	-	-	-	3,174,990
Common shares issued for cash less exercise of warrants	102,004	102	2,729,920	-	-	-	2,730,022
Common shares issued to trust	20	-	38	-	-	-	38
Foreign currency translation loss	-	-	-	(23,715)	-	-	(23,715)
Net loss for the year	-	-	-	-	(2,516,370)	(212,050)	(2,728,419)
Balance – June 30, 2015 (restated)	7,574,353	$7,575	$47,383,231	$(29,484)	$(49,504,348)	$(313,450)	$(2,456,476)
Common shares issued for debt conversion and interest	109,612,491	109,612	367,289	-	-	-	476,901
Derivative liability transferred to additional paid in capital on conversion of note	-	-	768,175	-	-	-	768,175
Common shares issued for cash less exercise of warrants	2,577,896	2,578	19,898				22,476
Common shares issued for fractional shares adjustment	8,044	8	(7)	-	-	-	1
Disposal of business operations	-	-	60,187	-	-	-	60,187
Foreign currency translation loss	-	-	-	(4,247)	-		(4,247)
Net loss for the year	-	-	-	-	(1,302,091)	(38,526)	(1,340,617)
Balance – June 30, 2016	119,772,784	$119,773	$48,598,773	$(33,731)	$(50,806,439)	$(351,976)	$(2,473,600)

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Consolidated Statements of Cash Flows

		June 30,
	June 30,	2015
	2016	(Restated)

Cash Flows from Operating Activities
Net loss from continuing operations	$(1,261,993)	$(2,295,666)
Loss from discontinued operations	(78,624)	(432,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of investment held for sale	-	(104)
Loss on sale of unconsolidated entities	-	488
Gain on disposal of business operation	(7,761)
Common shares issued for consulting fees	-	118,990
Non-cash Interest expense	695,945	1,127,002
Common shares issued for interest	4,118	259,139
Common shares issued for investor relations	-	68,000

Impairment Loss	-	624,429
Bad debt written-off	20,000	-
Gain on change in the fair value of derivative liability	(595,512)	(2,806,127)
Amortization of debt discount	515,942	1,970,562

Changes in operating assets and liabilities:
Receivable, net	13,421	(13,421)
Prepaid expenses	-	16,610
Due to related party	-	115,000
Accrued interest	83,594	(14,982)
Accounts payable and accrued liabilities	145,851	52,235
Net cash used in operating activities from continuing operations	(465,019)	(1,210,598)
Net cash provided by operating activities from discontinued operations	62,375	32,171
Net cash used in operating activities	(402,644)	(1,178,427)

Cash Flows from Investing Activities
Proceeds from disposal of investment	-	299,940
Net cash provided by investing activities	-	299,940

Cash Flows from Financing Activities
Repayment to related party	-	(45,332)
Proceed from issuance of convertible promissory notes, net	368,000	954,000
Net cash provided by financing activities	368,000	908,668

Effect of foreign exchange	(4,246)	(23,715)

(Decrease) increase in cash and cash equivalents	(38,890)	6,466
Cash and cash equivalents - beginning of period	64,098	57,632
Cash and cash equivalents - end of period	$25,208	$64,098

Supplementary disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$2,698
Income taxes	$-	$-

Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion and interest	$476,901	$2,186,820
Common stock issued on cashless exercise of warrants	$22,476	$2,730,022
Derivative liability re-classed to additional paid in capital	$768,175	$3,174,990
Debt discount on issuance of convertible note and warrants	$394,068	$901,327
Initial derivative liability on note issuance and warrants	$1,027,009	$2,018,791
Interest reclassed to convertible note	$5,680	$-
Re-classification of discontinued assets and liabilities to additional paid in capital	$60,187	$-

The accompanying notes are an integral part of these consolidated financial statements.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

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
June 30, 2016 and 2015

2.	Significant Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements as of June 30, 2015 were restated during the period, and include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $25,208 and $64,098 in cash and cash equivalents at June 30, 2016 and 2015, respectively.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

2.	Significant Accounting Policies - Continued

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of June 30, 2016 and 2015, the Company had no deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

Non-controlling Interest

The 49% third party ownership of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.) at June 30, 2016 and 2015 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the years ended June 30, 2016 and 2015 and are reflected in the consolidated statement of deficit.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

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

Potentially dilutive securities are not presented in the computation of EPS since their effects are anti-dilutive. The total number of potential no. of shares is 441,092,305 at the year ending June 30, 2016.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

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
- equity is translated at historical exchange rates; and
- income and expenses are translated at average exchange rates for the period.

Exchange differences arising on translation of foreign operations are transferred directly to the Company’s accumulated other comprehensive loss in the consolidated balance sheets. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

The relevant translation rates are as follows: For the period ending June 30, 2016 closing rate at 0.769 CDN$: US$, average rate at 0.7761 CDN$: US$ and for the year ended June 30, 2015 closing rate at 0.8017 CDN$: US$, average rate at 0.8518 CDN$: US$.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at June 30, 2016 and 2015, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

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

Warrants

The Company accounts for currently outstanding detachable warrants to purchase common stock as derivative liabilities as they are freestanding derivative financial instruments. The warrants are recorded as derivative liabilities at fair value, estimated using a Black-Scholes option pricing model, and marked to market at each balance sheet date, with changes in the fair value of the derivative liabilities recorded in the consolidated statements of operations and comprehensive loss. Upon exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and is reclassified to equity.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging”. It provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and is reclassified to equity. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of notes redemption

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

2.	Significant Accounting Policies - Continued

Fair Value of Financial Instruments

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

During the year ended June 30, 2016 and 2015, the Company didn’t record any revenue under continuing operation.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

2.	Significant Accounting Policies - Continued

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Income Taxes” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company also follows the provisions of ASC 740-10 related to accounting for uncertain income tax positions. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of June 30, 2016 and 2015, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale as a component of other comprehensive income. For equity investments without readily determinable fair values the cost method of accounting is also eliminated, however subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment and plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of our 2019 fiscal year). The Company is currently evaluating the anticipated impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on its consolidated financial statements.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

2.	Significant Accounting Policies - Continued

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in June 2016 and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

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
June 30, 2016 and 2015

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

Share Issuances

Common Stock Issuance

For the year ended June 30, 2016:

During the year ended June 30, 2016, the Company issued 109,612,491 shares upon conversion of the convertible promissory notes and accrued interest, valued at $476,901.

The Company also issued 2,577,896 shares, valued at $22,476 on cashless exercise of the warrants during the year ended June 30, 2016.

For the year ended June 30, 2015:

During the year ended June 30, 2015, the Company issued 7,421,245 shares upon conversion of the convertible promissory notes and accrued interest, valued at $2,186,820.

The Company also issued 102,004 shares, valued at $2,730,022 on cashless exercise of the warrants during the year ended June 30, 2015.

The Company issued 3,094 shares for investor relations and consulting fees during the year ended June 30, 2015 for a total amount of $186,990.

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance, based upon management evaluation that such losses will more likely than not will be utilized in future periods. Additonally, the utilization of net operating losses may be limited by change of control provisions under IRC section 382 of the Internal Revenue code. Management has not evaluated if a change of control has taken place, as of date of the statements. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through June 30, 2016 of approximately $15,320,225 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $795,006 and $3,017,712 during the year ended June 30, 2016 and 2015 respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

4.	Provision for Income Taxes - Continued

The Company has no tax position at June 30, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2016. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2015, June 30, 2014, June 30, 2013 and June 30, 2012 are still open for examination by the Internal Revenue Service (IRS).

	For the year ended June 30, 2016
	Amount	Tax Effect (35%)
Loss before income tax	$1,340,617	$469,216
Non-cash interest expense	(632,942)	(221,530)
Gain on change in fair value of derivative liability	595,512	208,429
Amortization of debt discount	(515,942)	(180,580)
Gain on disposal of business operation	7,761	2,716
Total	795,006	278,252
Valuation allowance	(795,006)	(278,252)
Net deferred tax asset (liability)	$-	$-

	For the year ended June 30, 2015
	Amount	Tax Effect (35%)

Net loss	$2,728,419	$954,947

Shares issued for consulting fees, mining expenses, investor relation and director fees	118,990	41,647
Shares issued for investor relations	68,000	23,800
Shares issued for interest expenses	259,139	90,699
Amortization of discount	1,970,562	689,697
Non-cash interest expense	1,117,464	391,112
Impairment loss	(624,429)	(218,550)
Gain on change in fair value of derivative liability	(2,806,127)	982,144

Total	2,832,017	991,206

Valuation allowance	(2,832,017)	(991,206)

Net deferred tax asset (liability)	$-	$-

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

5.	Mineral Property Costs

Mineral Permit (Assignment Agreement with Lithium Exploration VIII Ltd.)

On December 16, 2010, the Company entered into an Assignment Agreement to acquire the following:

a.)	An undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada.
b.)	All of the assignor’s right, title and interest in and to the Option Agreement.

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

On December 31, 2012, the Company entered into an agreement to amend the original payment requirement of CDN$100,000 due on January 1, 2013 to the following payments: CDN $20,000 (paid) cash payment due on January 1, 2013 and CDN $80,000 by a 15% one year promissory note starting January 1, 2013. The promissory note is interest free until June 30, 2013. After then, interest will accrue on the principal balance then in arrears at the rate of 15% per annum. No payments shall be payable until December 31, 2013. At any time, the Optionor may elect to convert the remaining balance of CDN $80,000 plus accrued interest into common shares of the Company at 75% of the closing market price of the Company’s common shares on the election day. The full CDN$100,000 (US$95,008) (consisting of cash payment of CDN$20,000 (US$19,164) and note payable of CDN$80,000 (US$75,844) was expensed. The note is subject to be measured at its fair value in accordance with ASC 480-10-25-14. The fair value at issuance was CDN$106,667 (US$101,125) as of June 30, 2013. An additional $26,667 was charged to mining expense during the year June 30, 2013. An interest expense of CDN$3,058 (US$2,899) was accrued as at June 30, 2013. On July 3, 2013, the Optionor elected to convert the promissory note of CDN $80,000 (US$75,844) plus accrued interest of CDN$3,058 (US$2,899) for the total amount of CDN $83,058 (US$78,743) into 239 common shares of the Company at a price of US$330 per share. The January 1, 2014 payment was not paid by the Company, and subsequent to the schedule payment date, the agreement was terminated.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

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
June 30, 2016 and 2015

5.	Mineral Property Costs - Continued

On May 2, 2013, the Company entered into an agreement to retain the future use of the unit. Pursuant to the agreement, the Company must make the following payments:

a)	US$20,000 within three days of execution of the agreement (paid);
b)	US$30,000 within three days upon the testing of the unit has been successfully completed.

6.	Convertible Promissory Notes

Summary of convertible promissory note at June 30, 2016 and 2015 is as follows:

	June	Principal	Interest	Total		Total	June 30,
	30,	Issued	Converted	converted		repaid	2016
	2015		to
			Principal

February 13, 2013	$67,913	$-	$-	$(46,005)		$-	$21,908
March 15, 2014	29,394	-	5,681	(35,075)		-	-
July 22, 2014	540,498	-	-	(242,239)		-	298,259
August 22, 2014	37,242	-	-	(21,475)		-	15,768
February 6, 2015	75,000	-	-	(67,850)		-	7,150
February 24, 2015	100,000	-	-	(23,761)		-	76,239
March 3, 2015	29,000	-	-	(29,000)		-	-
August 3, 2015	-	36,000	-	-		-	36,000
September 9, 2015	-	30,000	-	-		-	30,000
September 30, 2015	-	27,000	-	(7,374)		-	19,626
November 06,2015	-	12,000	-	-		-	12,000
December 01, 2015	-	18,000	-	-		-	18,000
December 01, 2015	-	18,000	-	-		-	18,000
December 03, 2015	-	17,000	-	-		-	17,000
January 27, 2016	-	24,750	-	-		-	24,750
January 27, 2016	-	5,000	-			-	5,000
March 01, 2016	-	13,200	-	-		-	13,200
March 24, 2016	-	12,100	-	-		-	12,100
March 28, 2016	-	40,700	-			-	40,700
April 19, 2016	-	147,000	-			-	147,000
May 16, 2016	-	30,250	-	-		-	30,250

	$879,047	$431,000	$5,681	$(472,780)	$		$842,950

Less: Unamortized debt discount	$(345,053)	(394,070)		515,942			$(223,181)
Total note payable, net of debt discount	$533,994						$619,769
Current portion	$533,994						$619,769

Long term portion	$-						$-

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

6.	Convertible Promissory Notes – Continued

On August 3, 2015 the Company issued an aggregate of $36,000 Convertible Promissory Notes that matures on February 03, 2016. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

The initial fair values of the embedded debt derivative of $33,231 was allocated as a debt discount with the remainder $19,489 was charged to current period operations as interest expense.

The note matured during the period however, no repayment was made. An agreement was entered into by the investor and the Company and the maturity of the note has been extended by a year till February 3, 2017.

On September 9, 2015, the Company issued an aggregate of $30,000 Convertible Promissory Notes that matures on September 09, 2016. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

The note matured during the period however, no repayment was made. An agreement was entered into by the investor and the Company and the maturity of the note has been extended by a year till September 9, 2017.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

6.	Convertible Promissory Notes – Continued

On September 30, 2015, Company issued an aggregate of $27,000 Convertible Promissory Notes that matures on September 30, 2016. These notes bear 10% interest per annum and the holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

On November 6, 2015, the Company issued an aggregate of $12,000 Convertible Promissory Notes that matures on November 6, 2016. These notes bear interest at 10% per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $108,927 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	383.46%
Risk free rate:	0.47%

The initial fair values of the embedded debt derivative of $12,000 was allocated as a debt discount up to the proceeds of the note with the remainder $96,927 charged to operations as interest expense.

On December 1, 2015, the Company issued an aggregate of $18,000 Convertible Promissory Notes that matures on December 1, 2016. These notes bear interest at 10% per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

6.	Convertible Promissory Notes – Continued

Dividend yield:	0%
Volatility	392.28%
Risk free rate:	0.51%

The initial fair values of the embedded debt derivative of $18,000 was allocated as a debt discount up to the proceeds of the note with the remainder $54,119 charged to operations as interest expense.

On December 1, 2015, the Company issued an aggregate of $18,000 Convertible Promissory Notes that matures on December 1, 2016. These note bear interest at 10% per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

On December 3, 2015, the Company issued an aggregate of $17,000 Convertible Promissory Notes that matures on December 3, 2016. These notes bear interest at a rate of 10% per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

6.	Convertible Promissory Notes – Continued

On January 27, 2016, the Company issued an aggregate of $24,750 Convertible Promissory Notes that mature on January 27, 2017. These notes bear interest at a rate of 10% per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

On January 27, 2016, the Company issued an aggregate of $5,500 Convertible Promissory Notes that mature on January 27, 2017. These notes bear interest at a rate of 10% per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

6.	Convertible Promissory Notes – Continued

Dividend yield:	0%
Volatility	383.68%
Risk free rate:	0.47%

The initial fair values of the embedded debt derivative of $4,615 was allocated as a debt discount with the remainder $4,623 charged to operations as interest expense.

On March 01, 2016, the Company issued an aggregate of $13,200 Convertible Promissory Notes that mature on March 01, 2017. These notes bear interest at a rate of 10% per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

On March 23, 2016, the Company issued an aggregate of $12,100 Convertible Promissory Notes that mature on March 23, 2017. These notes bear interest at a rate of 10% per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

On March 28, 2016, the Company issued an aggregate of $40,700 Convertible Promissory Notes that mature on March 28, 2017. These notes bear interest at a rate of 10% per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

6.	Convertible Promissory Notes – Continued

Dividend yield:	0%
Volatility	371.21%
Risk free rate:	0.65%

The initial fair values of the embedded debt derivative of $21,915 was allocated as a debt discount with the remainder $14,378 charged to operations as interest expense.

On April 19, 2016, Company issued an aggregate of $57,500 Convertible Promissory Notes that matures on April 19, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $55,966 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	371.21%
Risk free rate:	0.53%

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

6.	Convertible Promissory Notes – Continued

The initial fair values of the embedded debt derivative of $55,966 was allocated as a debt discount with the remainder $nil was charged to current period operations as interest expense.

On April 19, 2016, Company issued an aggregate of $59,500 Convertible Promissory Notes that matures on April 19, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $55,966 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	371.21%
Risk free rate:	0.53%

The initial fair values of the embedded debt derivative of $55,966 was allocated as a debt discount with the remainder $nil was charged to current period operations as interest expense.

On April 19, 2016, Company issued an aggregate of $30,000 Convertible Promissory Notes that matures on April 19, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $55,966 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	371.21%
Risk free rate:	0.53%

The initial fair values of the embedded debt derivative of $30,000 was allocated as a debt discount up to the proceeds of the note with the remainder $25,966 was charged to current period operations as interest expense.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

6.	Convertible Promissory Notes – Continued

On May 16, 2016 Company issued an aggregate of $30,250 Convertible Promissory Notes that matures on May 16, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $22,132 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0%
Volatility	371.21%
Risk free rate:	0.57%

The initial fair values of the embedded debt derivative of $22,132 was allocated as a debt discount up to the proceeds of the note with the remainder $nil was charged to current period operations as interest expense.

The Company during the period and subsequently has extended the maturity dates on few of the Convertible Promissory Notes.

During the year ended June 30, 2016 and 2015 the Company amortized the debt discount on all the notes of $515,942 and $1,970,562 to operations as interest expense, respectively.

Derivative Liability- Debt

The fair value of the described embedded derivative on all debt was valued at $1,162,058 and $1,646,448 at June 30, 2016 and 2015, respectively, which was determined using the Black Scholes Model with the following assumptions:

	June 30, 2016	June 30, 2015
Dividend yield:	0%	0%
Volatility	346.6 – 453.3%	258.89%
Risk free rate:	0.39%-0.66%	0.11% - 0.64%

At June 30, 2016 and 2015, the Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain of $743,224 and loss of $527,854 for the year ended June 30, 2016 and 2015, respectively

During the year ended June 30, 2016 and 2015 the Company issued 109,612,491 and 7,421,245 no of shares of the Company common stock in settlement of $476,901 and $2,186,820, respectively, of convertible note and interest.

During the year ended June 30, 2016 and 2015 the Company reclassed the derivative liability of $768,175 and $3,174,990, respectively, to additional paid in capital on conversion of convertible note.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

6.	Convertible Promissory Notes – Continued

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2016 and June 30, 2015:

Derivative
Liability (convertible
promissory notes)
Balance, June 30, 2014	$3,066,200
Initial fair value at note issuances	1,227,384
Fair value of liability at note conversion	(3,174,990)
Mark-to-market at June 30, 2015	527,854
Balance, June 30, 2015	$1,646,448
Initial fair value at note issuances	1,027,009
Fair value of liability at note conversion	(768,175)
Mark-to-market at June 30, 2016	(743,224)
Balance, June 30, 2016	$1,162,058

Net gain for the year included in earnings relating to the liabilities held at June 30, 2016	$743,224

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

6.	Convertible Promissory Notes – Continued

During the year ended June 30, 2016 no warrants were issued along with convertible note.

The fair value of the described embedded derivative on all warrants was valued at $268,611 at June 30, 2016 and $143,375 at June 30, 2015 which was determined using the Black Scholes Model with the following assumptions:

	June 30, 2016	June 30, 2015
Dividend yield:	0%	0%
Volatility	229.1 – 275.4%	288.96%
Risk free rate:	0.71 – 1.01%	1.01 - 1.63%

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2014	15,204	$242.57	2.62 years
Warrants issued	19,104	236.92	4.46 years
Exercised	(5,927)	257.08	-
Cancelled	-	-	-
Expired	(1,289)	240.00	-
Balance, June 30, 2015	27,092	$100.98	3.79 years
Warrants issued	-	-	-
Exercised	(120)	280.00	-
Cancelled	-	-	-
Expired	-	-	-
Balance, June 30, 2016	26,972	$100.20	2.79 years

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2016 and 2015:

Derivative
Liability (warrants)
Balance, June 30, 2014	$5,415,982
Initial fair value of warrant derivatives at note issuances	791,407
Fair value of warrant exercised	(2,730,022)
Mark-to-market at June 30, 2015 – warrant liability	(3,333,992)
Balance, June 30, 2015	$143,375
Initial fair value of warrant derivatives at note issuances	-
Fair value of warrant exercised	(22,476)
Mark-to-market at June 30, 2016 – warrant liability	147,712
Balance, June 30, 2016	$268,611

Net loss for the year included in earnings relating to the liabilities held at June 30, 2016	$147,712

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

6.	Convertible Promissory Notes – Continued

At June 30, 2016 and 2015, the Company adjusted the recorded fair value of the derivative liability on warrants to market resulting in non-cash, non-operating loss of $147,712 and gain of $3,333,992 for the year ended June 30, 2016 and 2015, respectively.

During the year ended June 30, 2016 and 2015 the Company reclassed the derivative liability on warrants of $22,476 and $2,730,022, respectively, to additional paid in capital on exercise of warrants.

7.	Related Party Transactions

During the year ended June 30, 2016, the Company incurred consulting fees of $9,115 (June 30, 2015 - $157,086) with directors and officers out of which there were no stock payments (June 30, 2015 - $58,990 were paid by issuance of 2,167 shares of the Company common stock).

As of June 30, 2016, the Company repaid to a director for a non-interest bearing demand loan of $nil (Note 9) (June 30, 2015 – payable $47,537). The balance outstanding for this loan is $115,000.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

8.	Going Concern and Liquidity Considerations

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2016, the Company had a working capital deficiency of $2,473,600 (June 30, 2015 - $2,456,476) and an accumulated deficit of $50,806,439 (June 30, 2015 - $49,504,348). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

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

Lease Commitment

On May 25, 2016, the Company entered into a sublease agreement for a term of twelve months and expiring on May 30, 2017. Future minimum rental payments required under operating lease (exclusive of other additional rent payments) are $13,185.

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

During the year ending June 30, 2016, the directors of the company decided that the loan is irrecoverable and has been written off to $nil.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

11.	Discontinued Operations

On September 4, 2015, the Company entered into an Asset Purchase agreement whereby the Company sells the net assets of Alta Disposal Morinville Ltd. (of which the Company had acquired 51% interest on October 18, 2013) for total purchase price of CDN$10,000.

Operating results for the year ended June 30, 2016 and 2015 for Alta Disposal Morinville Ltd. are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the consolidated balance sheet.

A breakdown of the discontinued operations is presented as follow:

Consolidated Statements of Operations and Comprehensive Loss

	June 30,	June 30,
	2016	2015

Revenue	$-	$72,577
Selling, general and administrative	$(78,624)	(445,152)

Loss from discontinued operations	$(78,624)	$(372,575)

Consolidated Balance Sheets	June 30,	June 30,
	2016	2015

Current assets:
Cash and cash equivalents	$1,301	$46,731
Receivable, net	651	28,160
Prepaid expenses	1,822	-
GST Receivable	16,237	-
Impairment of net assets	-	(60,178)
	$20,011	$14,713
Current liabilities:
Accounts payable	$6,420	$6,696

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

12.	Subsequent Events

Black Box Energy, Inc.

On September 9, 2016, the Company acquired 100% interest in Black Box Energy, Inc. a company incorporated in the State of Nevada. Black Box Energy will purchase 50% of a 70% of the working interest in the McKean County Project from PetroChase, Inc. The consideration paid for the 50% interest in McKean County Project, is in the following amounts:

  First Payment made on September 09, 2016 for an amount of $125,000;

  Second Payment made on September 16, 2016 for an amount of $125,000; and

  Management Fees Payment for an amount of $34,000 within 90 days after the Second Payment.

Issuances of Convertible Note

On August 12, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $42,500, with an issuance discount of $4,250 and $2,500 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 07, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $116,000, with an issuance discount of $11,600. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 08, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $27,778, with an issuance discount of $2,778. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 15, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $257,778, with an issuance discount of $25,778. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 27, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $64,900, with an issuance discount of $5,900 and legal fees of $4,000. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

12.	Subsequent Events - Continued

On September 29, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $61,112, with an issuance discount of $6,112. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

Intent Buyout of Convertible Promissory Notes and Warrants

On September 1, 2016, The Company entered into letter agreements with five separate investors with the intent to buyout their convertible promissory notes and warrants. Pursuant to the terms of the Agreement, the investors have agreed to a standstill period until September 16, 2016. The buyout will take place over a six month period of time and will result in an aggregate of $252,856 in debt being retired, an aggregate of $195,500 in warrants being retired and an aggregate buyout amount of $460,000 will be paid over the period. Additionally the Company will also issue an aggregate of $232,500 in new convertible debt. Conversion Price for note will be 65% of the lowest trading price of the Common Stock as reported on the OTC Markets electronic quotation service or such marketplace. Note will have no prepayment penalties and can be purchased from the holder at face value.

Bridge Loan

On September 2, 2016 the Company entered into a bridge loan in the amount of $50,000 with 10% interest per annum due November 2, 2016.

On September 7, 2016, the Company pre-paid the loan of $50,000 as per agreement dated September 2, 2016 for a total amount of $50,082 of which, $50,000 is the principal and $82 is the interest amount.

Assigned Notes

On September 7, 2016, a convertible promissory note assigned on April 19, 2016 in the amount of $50,000 to an investor is restated into a promissory note with a new investor, for an amount of $53,919.68. The note matures in one year from the effective date of transfer. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock of the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 8, 2016, a convertible promissory note assigned on July 22, 2014 in the amount of $120,000 to an investor is restated into a promissory note with a new investor, for an amount of $120,000. The note matures in one year from the effective date of transfer. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock of the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 9, 2016, a convertible promissory note assigned on March 28, 2016 in the amount of $40,700 to an investor is restated into a promissory note with a new investor, for an amount of $44,296.82. The note matures in one year from the effective date of transfer. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock of the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

12.	Subsequent Events - Continued

On September 9, 2016, a convertible promissory note assigned on April 19, 2016 in the amount of $59,500 to an investor is restated into a promissory note with a new investor, for an amount of $64,400. The note matures in one year from the effective date of transfer. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock of the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

Warrant Exchange

On September 19, 2016 the Company entered into an Exchange Agreement with JDF Capital Inc. pursuant to which it issued to JDF Capital a convertible promissory note with a face value of $140,000 in consideration for the cancellation of 700 share purchase warrants issued to JDF Capital on March 3, 2014. The cancelled warrants were exercisable on a cashless basis and had a fair value of approximately $140,000 upon cancellation. The convertible promissory note has a maturity dated of September 19, 2017, bears interest of 8% per year, and is convertible at a price equal to 65% of the lowest closing bid price of our common stock occurring during the twenty trading days immediately preceding September 19, 2016, or immediately preceding the notice of conversion.

On September 19, 2016 we entered into an Exchange Agreement with JDF Capital Inc. pursuant to which we issued to JDF Capital a convertible promissory note with a face value of $550,000 in consideration for the cancellation of 4,583 share purchase warrants issued to JDF Capital on March 15, 2014. The cancelled warrants were exercisable on a cashless basis and had a fair value of approximately $550,000 upon cancellation. The convertible promissory note has a maturity dated of September 19, 2017, bears interest of 8% per year, and is convertible at a price equal to 65% of the lowest closing bid price of our common stock occurring during the twenty trading days immediately preceding September 19, 2016, or immediately preceding the notice of conversion.

On September 19, 2016 we entered into an Exchange Agreement with JDF Capital Inc. pursuant to which we issued to JDF Capital a convertible promissory note with a face value of $708,000 in consideration for the cancellation of 4,200 share purchase warrants issued to JDF Capital on July 22, 2014. The cancelled warrants were exercisable on a cashless basis and had a fair value of approximately $708,000 upon cancellation. The convertible promissory note has a maturity dated of September 19, 2017, bears interest of 8% per year, and is convertible at a price equal to 60% of the lowest closing bid price of our common stock occurring during the twenty trading days immediately preceding September 19, 2016, or immediately preceding the notice of conversion

Conversions

Subsequent to June 30, 2016, the following conversions occurred:

On June 8, 2016 (effective September 9, 2016) the Company issued 4,518,720 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 7, 2016 the Company issued 5,800,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 15, 2016 the Company issued 6,480,660 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 19, 2016 the Company issued 5,500,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 22, 2016 the Company issued 6,807,860 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 29, 2016 the Company issued 6,500,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 29, 2016 the Company issued 7,344,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

The Company has evaluated subsequent events from July 1, 2016, through the date of this report, and determined there are no other items to disclose.

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

13.	Restatement to previously issued financial statements

Subsequent to the issuance of June 30, 2015 financial statements, management determined that the warrants issued were incorrectly valued and derivative liability on the conversion option embedded in convertible notes was not recognized and during the year period ending June 30, 2016, these warrants were revalued and a derivative liability on the conversion option was calculated. As a result of revaluation of the warrants, the consolidated balance sheet for the year ending June 30, 2015, the consolidated statements of operations and comprehensive income (loss) and consolidated statement of cash flows for the year period ending June 30, 2015 and consolidated statements of changes in stockholders’ deficit for the period ending June 30, 2014 and June 30, 2015 were restated.

The following tables reflect the corrections to the affected line items in the previously issued financial statements as of and for the year ended June 30, 2015.

Effect on Consolidated Balance Sheet

	Year ended June 30, 2015

	As previously	Effect of	As Restated
	reported	Restatement

ASSETS
Current
Cash and cash equivalents	$64,098	$-	$64,098
Receivable	13,421	-	13,421
Loan receivable	20,000	-	20,000
Prepaid expenses	2,789	-	2,789
Current assets held for sale	14,713	-	14,713
Total current assets	115,021	-	115,021

Total Assets	$115,021	$-	$115,021

LIABILITIES AND DEFICIT
Current
Accounts payable and accrued liabilities	$65,962	$-	$65,962
Derivative liability – warrants	3,134	140,241	143,375
Derivative liability – convertible promissory notes	-	1,646,448	1,646,448
Due to related party	115,000	-	115,000
Convertible promissory notes	300,887	233,107	533,994
Accrued interest – convertible promissory notes	60,022	-	60,022
Liabilities of discontinued operations	6,696	-	6,696
Total Current Liabilities	$551,701	$2,019,796	$2,571,497

STOCKHOLDERS DEFICIT
Capital stock

Nil preferred shares	-	-	-
7,574,353 common shares	7,575	-	7,575
Additional paid-in capital	43,165,743	4,217,488	47,383,231
Accumulated other comprehensive loss	(29,484)	-	(29,484)
Deficit accumulated during the exploration	(43,267,064)	(6,237,284)	(49,504,348)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(123,230)	(2,019,796)	(2,143,026)
Non-controlling interest	(313,450)	-	(313,450)
Total Deficit	(436,680)	(2,019,796)	(2,456,476)
Total Liabilities and Deficit	$115,021	$-	$115,021

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

13.	Restatement to previously issued financial statements - continued

Effect on Consolidated Statement of Operations and Comprehensive Income (Loss)

	Year ended June 30, 2015
	As previously	Effect of
	reported	Restatement	As Restated

Revenue	$-	$-	$-
Operating Expenses:
Mining (Notes 3 & 5)	37,033	-	37,033
Selling, general and administrative (Notes 3 & 5)	1,192,170	-	1,192,170
Impairment Loss	624,429	-	624,429
Total operating expenses	1,853,632	-	1,853,632
(Loss) from operations	(1,853,632)	-	(1,853,632)
Other income (expenses)

Interest expense (Note 6)	(3,301,291)	1,930,132	(1,371,159)
Other income	93,944	-	93,944
Gain on change in the fair value of derivative liability (Note 6)	3,710,345	(904,218)	2,806,127
Fair value of warrants issued	(873,471)	873,471	-
Amortization of discount on debt discount	-	(1,970,562)	(1,970,562)
Equity in income of investment held for sale	104	-	104
Loss on sale of investment held for sale	(488)		(488)
Loss before income taxes	(2,224,489)	(71,177)	(2,295,666)

Provision for income Taxes (Note 4)	-	-	-
Loss from continuing operations	(2,224,489)	(71,177)	(2,295,666)

Loss from discontinued operations	(372,575)	-	(372,575)
Impairment loss on discontinued operations	(60,178)	-	(60,178)
Net loss	(2,657,242)	(71,177)	(2,728,419)
Less: Net loss attributable to the non-controlling interest	(212,050)	-	(212,050)
Net loss attributable to Lithium Exploration Group, Inc. Common shareholders	$(2,445,192)	$(71,177)	$(2,516,369)
Basic and Diluted loss per Common Share	(2.34)	(0.07)	(2.41)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	1,045,061	-	1,045,061
Comprehensive loss :
Net loss	(2,657,242)	(71,177)	(2,728,419)
Foreign currency translation adjustment	(23,715)	-	(23,715)
Comprehensive loss	(2,680,957)	(71,177)	(2,752,134)
Comprehensive loss attributable to non-controlling interest	(212,050)	-	(212,050)
Comprehensive loss attributable to Lithium Exploration Group, Inc.	$(2,468,907)	$(71,177)	$(2,540,084)

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

13.	Restatement to previously issued financial statements - continued

Effect on Consolidated Statements of Cash Flows
	Year ending June 30, 2015

	As previously	Misstatement	As Restated
	reported	Adjustment

Cash Flows from Operating Activities
Net loss from continuing operations	$(2,224,489)	$(71,177)	$(2,295,666)
Loss from discontinued operations	(432,753)	-	(432,753)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of investment held for sale	(104)	-	(104)
Loss on sale of unconsolidated affiliate	488	-	488
Common shares issued for consulting fees	118,990	-	118,990
Common shares issued for investor relations	68,000	-	68,000
Interest expense	3,057,135	(1,930,133)	1,127,002
Amortization of discount on derivative liabilities	-	1,970,562	1,970,562
Common shares issued for interest expenses	259,139	-	259,139
Gain on change in the fair value of derivative liability	(3,710,345)	904,218	(2,806,127)
Fair value of warrants issued	873,471	(873,471)	-

Impairment Loss	624,429	-	624,429
Changes in operating assets and liabilities:
Receivable, net	(13,421)	-	(13,421)
Prepaid expenses	16,610	-	16,610
Accounts payable and accrued liabilities	52,235	-	52,235
Due to related party	115,000	-	115,000
Accrued interest	(14,982)	-	(14,982)
Net cash used in operating activities from continuing operations	(1,210,598)	-	(1,210,598)
Net cash used in operating activities from discontinued operations	32,171	-	32,171
Net cash used in operating activities	(1,178,427)	-	(1,178,427)
Cash Flows from Investing Activities
Proceeds from disposal of investment	299,940	-	299,940

Cash Flows from Financing Activities
Repayment of related party	(45,332)	-	(45,332)
Proceed from issuance of convertible promissory notes	954,000	-	954,000
Net cash provided by financing activities	908,668	-	908,668

Effect of foreign exchange	(23,715)	-	(23,715)

Decrease in cash and cash equivalents	6,466	-	6,466
Cash and cash equivalents - beginning of period	57,632	-	57,632
Cash and cash equivalents - end of period	$64,098	-	$64,098

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,698	(2,698)	$-
Income taxes	$-	-	$-
Supplementary non- cash Investing and Financing
Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion and interest	$3,385,302	$(1,198,482)	$2,186,820
Transfer of beneficial conversion feature to fair value of note	$518,808	$(518,808)	$-
Common stock issued on cashless exercise of warrants	$767,982	$1,962,038	$2,730,020
Derivative liability re-classed to additional paid in capital	$-	$3,174,990	$3,174,990

Debt discount on convertible note and warrants	$-	$901,327	$901,327
Initial derivative liability on note issuance	$-	$2,018,791	$2,018,791

Lithium Exploration Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2016 and 2015

13.	Restatement to previously issued financial statements - continued

Effect on Consolidated Statements of Changes in Stockholders’ Deficit

	Year ended June 30, 2015
	As previously	Misstatement	As Restated
	reported	Adjustment
Additional Paid in Capital
Beginning Balance	$38,573,856	$538,043	$39,111,899
Common shares issued for debt conversion	3,636,984	(1,457,586)	2,179,398
Common shares issued for exercise of warrants	767,879	1,962,041	2,729,920
Common shares issued for consulting	118,987	-	118,987
Common shares issued for investor relation	67,999	-	67,999
Common shares issued to trust	38	-	38
Common shares issued for reclassification of derivative liability on convertible notes	-	3,174,990	3,174,990
Closing Balance	$43,165,743	$4,217,488	$47,383,231

Accumulated deficit
Beginning Balance	$(40,821,871)	$(6,166,108)	$(46,987,979)
Net loss for the year	(2,445,192)	(71,177)	(2,516,369)
Closing Balance	$(43,267,063)	$(6,237,285)	$(49,504,348)

Total Equity
Beginning Balance	$(2,355,136)	$(5,628,065)	$(7,983,201)
Common shares issued for consulting fees	118,990	-	118,990
Common shares issued for investor relations	68,000	-	68,000
Common shares issued for exercise of warrants	767,981	1,962,041	2,730,022
Common shares issued for debt conversion	3,644,405	(1,457,585)	2,186,820
Common shares issued for reclassification of derivative liability on convertible notes	-	3,174,990	3,174,990
Common shares issued to trust	38	-	38
Foreign exchange translation loss	(23,715)	-	(23,715)
Net loss for the year	(2,657,243)	(71,177)	(2,728,420)
Closing Balance	$(436,680)	$(2,019,796)	$(2,456,476)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.

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

Management has conducted, with the participation of our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2014, our company’s internal control over financial reporting was not effective based on present company activity. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

On May 25, 2016 we entered into a lease agreement with Lakeshore Investment Group II, LLC to lease the premises of our executive offices located at 4635 South Lakeshore Drive, Suite 200 and 130, Tempe Arizona. The lease is for a period of 12 months beginning June 1, 2016 for a monthly rate of $1,198.67, inclusive of internet and utilities.

On August 12, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $42,500, with an issuance discount of $4,250 and $2,500 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 07, 2016, the Company entered into an agreement with Concord Holding Group, LLC. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $116,000, with an issuance discount of $11,600. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 08, 2016, the Company entered into an agreement with Concord Advisors LLC. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $27,778, with an issuance discount of $2,778. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 9, 2016, a convertible promissory note assigned on March 28, 2016 in the amount of $40,700 to an investor is restated into a promissory note with a new investor, for an amount of $44,296. The note matures in one year from the effective date of transfer. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock of the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 9, 2016, a convertible promissory note assigned on April 19, 2016 in the amount of $59,500 to an investor is restated into a promissory note with a new investor, for an amount of $64,400. The note matures in one year from the effective date of transfer. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock of the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 9, 2016, we incorporated a wholly-owned subsidiary, Black Box Energy, Inc., in the State of Nevada.

On September 9, 2016, through our wholly-owned subsidiary, Black Box Energy, Inc., we entered into a letter agreement with PetroChase, Inc. pursuant to which we purchased 50% of a 70% working interest held by PetroChase in a certain oil & gas lease known as the McKean County Project, located in McKean County, Pennsylvania. Each 10% working interest entitles the holder to earn a $0.70% net revenue interest derived from the lease. In consideration for the working interest we paid $250,000 to PetroChase, Inc. in equal installments on September 9th and September 16th, 2016. We are required to pay an additional $34,000 to PetroChase for management fees by December 16, 2016. Pursuant to the letter agreement, PetroChase will serve as the operator and drill contractor for the project. The drilling of an initial well on the property is scheduled for fall of 2016. The parties anticipate that a second well will be drilled, however the agreement does not specify the number of planned wells.

On September 15, 2016, the Company entered into an agreement with Concord Holding Group LLC. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $257,778, with an issuance discount of $25,778. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 19, 2016 we entered into an Exchange Agreement with JDF Capital Inc. pursuant to which we issued to JDF Capital a convertible promissory note with a face value of $550,000 in consideration for the cancellation of 4,583 share purchase warrants issued to JDF Capital on March 15, 2014. The cancelled warrants were exercisable on a cashless basis and had a fair value of approximately $550,000 upon cancellation. The convertible promissory note has a maturity dated of September 19, 2017, bears interest of 8% per year, and is convertible at a price equal to 65% of the lowest closing bid price of our common stock occurring during the twenty trading days immediately preceding September 19, 2016, or immediately preceding the notice of conversion.

On September 19, 2016 we entered into an Exchange Agreement with JDF Capital Inc. pursuant to which we issued to JDF Capital a convertible promissory note with a face value of $708,000 in consideration for the cancellation of 4,200 share purchase warrants issued to JDF Capital on July 22, 2014. The cancelled warrants were exercisable on a cashless basis and had a fair value of approximately $708,000 upon cancellation. The convertible promissory note has a maturity dated of September 19, 2017, bears interest of 8% per year, and is convertible at a price equal to 60% of the lowest closing bid price of our common stock occurring during the twenty trading days immediately preceding September 19, 2016, or immediately preceding the notice of conversion.

On September 19, 2016 we entered into an Exchange Agreement with JDF Capital Inc. pursuant to which we issued to JDF Capital a convertible promissory note with a face value of $140,000 in consideration for the cancellation of 1,000 share purchase warrants issued to JDF Capital on March 3, 2014. The cancelled warrants were exercisable on a cashless basis and had a fair value of approximately $140,000 upon cancellation. The convertible promissory note has a maturity dated of September 19, 2017, bears interest of 8% per year, and is convertible at a price equal to 65% of the lowest closing bid price of our common stock occurring during the twenty trading days immediately preceding September 19, 2016, or immediately preceding the notice of conversion.

On September 27, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $64,900, with an issuance discount of $5,900 and legal fees of $4,000. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 29, 2016, the Company entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $61,112, with an issuance discount of $6,112. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Alexander Walsh	President, Chief Executive Officer and Director	36	November 4, 2010

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2016, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Code of Ethics

We have adopted a Code of Ethics that applies to, among other persons, our company’s principal executive officers and senior financial executives, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written policies to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•

full, fair, accurate, timely and understandable disclosure in all reports and documents that the Corporation files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Corporation that are within the Senior Officer’s area of responsibility;

•	compliance with applicable governmental laws, rules and regulations;
•	the prompt internal reporting of violations of the Code; and
•	accountability for adherence to the Code.

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
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2016 and 2015; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2016 and 2015.

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Walsh(1) President,Chief Executive Officer and Director	2016 2015	120,000 120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	120,000 120,000
Bryan A. Kleinlein(2) Former Chief Financial Officer	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 77,990(3)	Nil 77,990

(1)	Alexander Walsh was appointed president, chief executive officer, chief financial officer and director on November 4, 2010.
(2)

Bryan A. Kleinlein served as our Chief Financial Officer from May 15, 2012 until November 1, 2014. He continued to provide consulting services to the Company during fiscal 2015 following his resignation.

(3)	Consists of fees paid to International Compass LLC, a corporation controlled by Bryan A. Kleinlein, for consulting services rendered.

2014 Stock Option Plan

On July 22, 2014, our directors approved the adoption of the 2014 Stock Plan which permits our company to issue up to 20,000,000 shares of our common stock to directors, officers, employees and consultants of our company.

Stock Options/SAR Grants

During the period from inception to June 30, 2016, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2016 and 2015 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2016.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any directors fees during our fiscal years ending June 30, 2016 and 2015, respectively.

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

Employment Contracts and Termination of Employment and Change in Control Arrangements

Effective January 12, 2014, we entered into an employment agreement with Alexander Walsh for provision of services as our president and chief executive officer. Pursuant to the terms of the employment agreement, Mr. Walsh will receive an annual salary of $120,000 payable in monthly cash installments or, in the event cash is unavailable, in shares of our company’s common stock. The employment agreement also provides for liability insurance and any travel and out-of-pocket expenses incurred and approved by our company. The employment agreement expired on January 12, 2016, following which Mr. Walsh has provided his services to the Company on a month to month basis at the same rate of compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 13, 2016, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner	Beneficial Owner(1)	Class
Alexander Walsh(2)	2,095 common	(3)
320 E. Fairmont Dr.,
Tempe, AZ, 85282
All Officers and Directors As a Group	2,095 common	(3)
Toledo Advisors LLC
641 5th St	0 common (4)	9.99%
Lakewood, NJ 08701
Over 5% Shareholders	0 common (4)	9.99%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 13, 2016. As of October 13, 2016, there were 162,724,024 shares of our company’s common stock issued and outstanding.

(2)	Alexander Walsh is our company’s president, chief executive officer, chief financial officer and director.
(3)	Represents less than 1%
(4)	Toledo Advisors LLC has rights under a convertible note to own a aggregate number of share of the issue common stock not to exceed 9.9 percent of shares outstanding.

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

During the fiscal years ended June 30, 2016 and 2015, we retained our independent auditor, RBSM LLP, Accountants & Advisors, to provide services in the following categories and amounts:

	Year Ended June 30,
	2016 ($)	2015 ($)
Audit Fees(1)	45,000	45,000
Audit Related Fees(2)	Nil	Nil
Tax Fees(3)	Nil	Nil
All Other Fees(4)	Nil	Nil
Total	45,000	45,000

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document
(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)
3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8- K/A filed on April 23, 2009)
3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)
3.6	Certificate of Amendment dated October 17, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
3.7	Articles of Incorporation of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.8	Certificate of Amendment of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.9	Bylaws of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

Exhibit
Number	Description
3.10	Certificate of Incorporation of 1617437 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.11	Articles of Amendment of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.12	Bylaws of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.13	Certificate of Amendment filed September 9, 2015 (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed on September 15, 2015)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
4.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed July 15, 2015
(10)	Material Contracts
10.1	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)

10.2	Amendment and Settlement Agreement dated January 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)

10.3	Form of Common Stock Purchase Warrant between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.4	Form of Common Stock Purchase Warrant between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.5	Form of Common Stock Purchase Warrant between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.6	Form of Common Stock Purchase Warrant between our company and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.7	Securities Purchase Agreement dated as of March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.8	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)

10.9	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8- K filed on August 6, 2014)

10.10	Form of Stock Grant Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)

10.11	Securities Purchase Agreement dated July 22, 2014 between our company and JDF Capital Inc. Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)

10.12	Convertible Promissory Note dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)

10.13	Common Stock Purchase Warrant dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)

10.14	Securities Purchase Agreement dated as of February 24, 2015 between our company and River North Equity LLC Debt Settlement Agreement with Alexander R. Walsh dated December 23, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 23, 2015)

10.15	Form of Convertible Promissory Note between our company and River North Equity LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 23, 2015)

10.16	Loan Agreement dated April 15, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.17	Purchase Agreement dated November 6, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.18	Convertible Promissory Note dated November 6, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.19	Securities Purchase Agreement dated December 1, 2015 with VES Investment Trust (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016).

10.20	Convertible Promissory Note dated December 1, 2015 with VES Investment Trust. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.21	Securities Purchase Agreement dated December 1, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.22	Convertible Promissory Note dated December 1, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.23	Securities Purchase Agreement dated December 3, 2015 with LG Capital Funding, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.24	Convertible Promissory Note dated December 3, 2015 with LG Capital Funding, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.25	Securities Purchase Agreement dated January 27, 2016 with VES Investment Trust. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)

10.26	Convertible Promissory Note dated January 27, 2016 with VES Investment Trust. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)

10.27	Securities Purchase Agreement dated January 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)

10.28	Convertible Promissory Note dated January 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)

10.29	Securities Purchase Agreement dated March 1, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)

10.30	Convertible Promissory Note dated March 1, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)

10.31

Partial replacement note issued to APG Capital Holdings, LLC, originally issued on July 22, 2014 in the amount of $672,000 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 7, 2016)

10.32	Convertible Promissory Note dated April 19, 2016 with Toledo Advisors LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 7, 2016)

10.33	Convertible Promissory Note dated February 1, 2016 with Vigere Capital LP (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 7, 2016)

10.34	Form of Convertible Promissory Note between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.35	Form of Common Stock Purchase Warrant between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.36	Employment Agreement with Alexander Walsh dated January 12, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2014)

10.37*	Letter Agreement dated September 9, 2016, between Black Box Energy, Inc. and PetroChase Inc.

10.38*	Lease Agreement dated May 25, 2016 with Lakeshore Investment Group II, LLC.

10.39*	Exchange Agreement dated September 19, 2016 ($550,000) with JDF Capital Inc.

10.40*	Convertible Promissory Note ($550,000) dated September 19, 2016 with JDF Capital Inc.

10.41*	Exchange Agreement dated September 19, 2016 ($708,000) with JDF Capital Inc.

10.42*	Convertible Promissory Note ($708,000) dated September 19, 2016 with JDF Capital Inc.

10.43*	Exchange Agreement dated September 19, 2016 ($140,000) with JDF Capital Inc.

10.44*	Convertible Promissory Note ($140,000) dated September 19, 2016 with JDF Capital Inc.

10.45*	Agreement for Purchase of Debt dated September 2, 2016 (executed September 7, 2016) with Concord Holding Group, LLC and APG Capital Holdings, LLC.

10.46*	Convertible Promissory Note dated September 7, 2016 ($53,919.68) with Concord Holding Group, LLC.

10.47*	Securities Purchase Agreement dated September 2, 2016 with Concord Holding Group, LLC.

10.48*	Convertible Promissory Note dated September 2, 2016 ($116,000) with Concord Holding Group, LLC.

10.49*	Securities Purchase Agreement dated September 15, 2016 with Concord Holding Group, LLC.

10.50*	Convertible Promissory Note dated September 15, 2016 ($257,778) with Concord Holding Group, LLC.

10.51*	Securities Purchase Agreement dated September 8, 2016 with Concord Holding Group, LLC.

10.52*	Convertible Promissory Note dated September 8, 2016 ($27,777) with Concord Holding Group, LLC.

10.53*	Agreement for Purchase of Debt dated September 2, 2016 with Concord Holding Group, LLC and APG Capital Holdings, LLC.

10.54*	Convertible Promissory Note dated September 2, 2016 ($64,000) with Concord Holding Group, LLC.

Exhibit
Number	Description
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-KSB on September 28, 2007)
(21)	Subsidiaries of the Registrant
21.1	Alta Disposal Ltd., an Alberta, Canada corporation (wholly-owned) Black Box Energy, Inc., a Nevada corporation (wholly-owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are
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

LITHIUM EXPLORATION GROUP, INC.

Date: October 18, 2016	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 18, 2016	/s/ Alexander Walsh
Alexander Walsh
President, Chief Executive Officer, and Director
(Principal Executive Officer)