Form 10-Q
period 2016-09-30
Lithium Exploration Group, Inc.
filed 2016-11-14
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

256,885,593 common shares issued and outstanding as of November 14, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed consolidated unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

LITHIUM EXPLORATION GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016
(Unaudited)

Lithium Exploration Group, Inc.
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2016	2016
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$39,839	$25,208
Prepaid expenses	1,100	2,788
Current assets held for sale (Note 12)
	19,817	20,011
Total current assets	60,756	48,007
Deposit on PetroChase Inc. Investment (Note 6)	250,000	-

Total Assets	$310,756	$48,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Balance Sheets

LIABILITIES AND DEFICIT

Current
Accounts payable and accrued liabilities (Note 9)	$188,588	$211,813
Promissory notes payable (Note 7)	328,000	-
Derivative liability – convertible promissory notes (Note 8)
	2,847,823	1,162,058
Derivative liability – warrants (Note 8)
	338,785	268,611
Due to related party (Note 9)	115,000	115,000
Convertible promissory notes – net of unamortized debt discount (Note 8)	1,990,817	619,769
Accrued interest – convertible promissory notes (Note 8)
	132,205	137,936
Current liabilities held for sale (Note 12)	6,368	6,420

Total Current Liabilities	5,947,586	2,521,607

Commitments and contingencies

DEFICIT
Lithium Explorations Group, Inc. Stockholders’ Deficit
Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 10,000,000,000 (June 30, 2016 – 2,000,000,000) common shares, $0.001 par value Issued and outstanding: Nil preferred shares (June 30, 2016 – Nil) 162,724,024 common shares (June 30, 2016 – 119,772,784)	162,724	- 119,773
Additional paid-in capital	48,613,444	48,598,773
Accumulated other comprehensive loss	(33,852)	(33,731)
Accumulated deficit	(54,027,155)	(50,806,439)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(5,284,839)	(2,121,624)
Non-controlling interest	(351,991)	(351,976)
Total Deficit	(5,636,830)	(2,473,600)

Total Liabilities and Deficit	$310,756	$48,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Operations And Comprehensive Loss
(Unaudited)

	Three Months	Three Months
	Ended September	Ended September
	30, 2016	30, 2015
Revenue	$-	$-
Operating Expenses:
Mining (Notes 3 & 5)	35,083	5,000
Selling, general and administrative (Notes 3 & 5)	178,657	141,809
Total operating expenses	213,740	146,809
Loss from operations	(213,740)	(146,809)
Other income (expenses)
Interest expense (Note 8)	(223,216)	(346,779)
Loss on change in the fair value of derivative liability (Note 8)	(1,150,330)	(8,441,773)
Amortization of debt discount	(142,332)	(170,943)
Bad-debt write off	-	(20,000)
Gain on disposal of business operations	-	7,637
Loss on extinguishment of liability	(1,491,082)	-
Loss before income taxes	(3,220,700)	(9,118,667)
Provision for income taxes (Note 4)	-	-
Net loss from continued operations	(3,220,700)	(9,118,667)
Loss from discontinued operations	(31)	(54,074)
Net loss	(3,220,731)	(9,172,741)
Less: Net loss attributable to the non-controlling interest	(15)	(26,496)
Net loss attributable to Lithium Exploration Group, Inc. Common shareholders	$(3,220,716)	$(9,146,245)
Basic and Diluted loss per Common Share from continuing operations	$(0.07)	$(4.00)
Basic and Diluted loss per Common Share from discontinued operations	$-	$-
Basic and Diluted Weighted Average Number of Common Shares Outstanding	48,779,903	2,286,192
Comprehensive loss:
Net loss	$(3,220,731)	$(9,172,741)
Foreign currency translation adjustment	(121)	9,588
Comprehensive loss	(3,220,852)	(9,163,153)
Comprehensive loss attributable to non-controlling interest	(15)	(26,496)
Comprehensive loss attributable to Lithium Exploration Group, Inc.	$(3,220,837)	$(9,136,657)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed (Unaudited) Statements of Changes in Stockholders’ Deficit

	Common Shares			Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated		Stockholders’
			Capital	Loss	Deficit	Non-controlling	(Deficit)
	Number of	Amount	$'	$'	$'	Interest	$'
	Shares	$'	(Restated)	(Restated)	(Restated)	$'	(Restated)

Balance – June 30, 2016	119,772,784	$119,773	$48,598,773	$(33,731)	$(50,806,439)	$(351,976)	$(2,473,600)

Common shares issued for debt conversion and interest	42,951,240	42,951	(21,476)	-	-	-	21,475

Derivative liability transferred to additional paid in capital on conversion of note			36,147	-	-	-	36,147

Foreign currency translation loss	-	-	-	(121)	-	-	(121)

Net loss for the period	-	-	-	-	(3,220,716)	(15)	(3,220,731)

Balance – September 30, 2016	162,724,024	$162,724	$48,613,444	$(33,852)	$(54,027,155)	$(351,991)	$(5,636,830)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2016	2015

Cash Flows from Operating Activities
Net loss from continuing operations	$(3,220,700)	$(9,118,667)
Loss from discontinued operations	(31)	(54,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	199,679	323,793
Common shares issued for interest	85	-
Investment impairment	-	60,178
Bad debt written-off	-	20,000
Loss on change in the fair value of derivative liability	1,150,330	8,441,773
Amortization of debt discount	142,332	170,943
Loss on extinguishment of debt and derivative liabilities	1,491,082	-

Changes in operating assets and liabilities:
Receivable, net		13,421
Prepaid expenses	1,688	-
Accrued interest	23,452	22,986
Accounts payable and accrued liabilities	(23,361)	38,961
Net cash used in operating activities from continuing operations	(235,444)	(80,686)
Net cash provided by (used in) operating activities from discontinued operations	142	(32,247)
Net cash used in operating activities	(235,302)	(112,933)

Cash Flows from Investing Activities
Investment in PetroChase Inc.	(250,000)	-
Net cash used in investing activities	(250,000)	-

Cash Flows from Financing Activities
Proceed from issuance of convertible promissory notes, net	500,000	93,000
Net cash provided by financing activities	500,000	93,000

Effect of foreign exchange	(67)	9,588

(Decrease) increase in cash and cash equivalents	14,631	(29,521)
Cash and cash equivalents - beginning of period	25,208	$64,098
Cash and cash equivalents - end of period	$39,839	34,577

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion and accrued interest	$21,475	$110,503
Derivative liability re-classed to additional paid in capital	$36,147	$200,856
Debt discount on issuance of convertible note and warrants	$804,019	$-
Initial derivative liability on note issuance	$1,003,702	$414,024
Interest reclassed to convertible note	$1,540	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2016
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

On September 9, 2016, the Company acquired 100% interest in Black Box Energy, Inc. (Black Box Energy”) a Company incorporated in the state of Nevada.

On September 9, 2016, the Company through its 100% subsidiary Black Box Energy entered into an agreement with PetroChase Inc. to acquire a 50% of a 70% of the working interest in the McKean County Project (Note 6).

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

These interim financial statements as of and for the three months ended September 30, 2016 and 2015 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals)necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending June 30, 2017 or for any future period. All references to September 30, 2016 and 2015 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended June 30, 2016, included in the Company’s annual report on Form 10-K filed with the SEC on October 18, 2016.

Principal of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Alta Disposal Ltd., its 51% owned subsidiary Alta Disposal Morinville Ltd. (formerly Bluetap Resources Ltd.), and its 100% interest in Black Box Energy. Intercompany accounts and transactions have been eliminated in consolidation in conformity with the applicable accounting framework. Note that no transactions occurred within Black Box Energy as of September 30, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $39,839 and $25,208 in cash and cash equivalents at September 30, 2016 and June 30, 2016, respectively.

2. Significant Accounting Policies - Continued

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of September 30, 2016 and June 30, 2016, the Company had no deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

Non-controlling Interest

The 49% third party ownership of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.) at September 30, 2016 and 2015 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the year ended June 30, 2016 and period ending September 30, 2016 are reflected in the condensed statement of deficit.

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

Potentially dilutive securities are not presented in the computation of EPS since their effects are anti-dilutive. The total number of potential no. of dilutive shares is 567,742,813 as of September 30, 2016.

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

The relevant translation rates are as follows: For the period ending September 30, 2016 closing rate at 0.7624 CDN$: US$, average rate at 0.7665 CDN$: US$ and for the year ended June 30, 2016 closing rate at 0.769 CDN$: US$, average rate at 0.7761 CDN$: US$. For the period ending September 30, 2015 closing rate at 0.7466 CDN$: US$, average rate at 0.7637 CDN$: US$.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at September 30, 2016 and June 30, 2016, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging”. It provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and is reclassified to equity.The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of notes redemption

2. Significant Accounting Policies - Continued

Extinguishment of Debt

ASC 470-50-40, “Debt Modification and Extinguishments”, requires an entity for the refinancing and modification of the prior debt in a non‑troubled debt situation to treat as either an extinguishment or a modification based on whether the present value of the cash flows under the terms of the new debt instrument is different by greater than, or less than, 10% from the present value of the remaining cash flows under the terms of the original instrument. For cash flow changes greater than 10%, the debt modification is accounted for as a debt extinguishment, whereby the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss.

Upon determination that debt should be extinguished in accordance with ASC 470-50, the Convertible Promissory Notes and the respective derivative liability are expensed as extinguishment of debt. The Warrants are extinguished in accordance with ASC 815-10.

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

During the year ended June 30, 2016 and period ending September 30, 2016, the Company didn’t record any revenue under continuing operation.

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

The Company also follows the provisions of ASC 740-10 related to accounting for uncertain income tax positions. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of September 30, 2016, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.

Receivables

Trade and other receivables are customer obligations due under normal trade terms and are recorded at face value less any provisions for uncollectible amounts considered necessary. The Company includes any balances that are determined to be uncollectible in its overall allowance for doubtful accounts. The Company recorded $Nil (June 30, 2016 - $Nil) in allowance for doubtful accounts.

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance regarding the classification of certain items within the statements of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted.

In connection with its financial instruments project, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments in June 2016 and ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016.

2. Significant Accounting Policies - Continued

  ASU 2016-13 introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. The guidance will be effective for the first interim period of our 2021 fiscal year, with early adoption in fiscal year 2020 permitted.
  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance will be effective for the first interim period of our 2019 fiscal year. Early adoption is not permitted, except for certain provisions relating to financial liabilities.

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

On July 13, 2015, the Company's board of directors consented to effect a reverse stock split of the Company’s issued and outstanding shares of common stock on a basis of 200 old shares of common stock for one 1 new share of common stock. The reverse stock split was reviewed and approved for filing by the FNRA effective September 30, 2015. The Company’s authorized capital will not be affected by the reverse stock split. The split is reflected retrospectively in the accompanying unaudited condensed consolidated financial statements.

3. Capital Stock – Continued Authorized Stock

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

3. Capital Stock – Continued

During the year ended June 30, 2016, the Company issued 109,612,491 shares upon conversion of the convertible promissory notes and accrued interest, valued at $476,901.

The Company also issued 2,577,896 shares, valued at $22,476 on cashless exercise of warrants during the year ended June 30, 2016.

For the period ended September 30, 2016:

During the three months ended September 30, 2016, the Company issued 42,951,240 common shares upon conversion of the convertible notes and accrued interest, valued at $21,475 (Note 6).

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through September 30, 2016 of approximately $15,557,413 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $237,188 and $795,006 during the periods ended September 30, 2016 and 2015 respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

4. Provision for Income Taxes - Continued

The Company has no tax position at September 30, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2016. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2015, June 30, 2014, June 30, 2013 and June 30, 2012 are still open for examination by the Internal Revenue Service (IRS).

	For the three months ended September 30, 2016
	Amount	Tax Effect (35%)

Loss before income tax	$3,220,699	$1,127,245

Shares issued for interest expenses	(85)	(30)
Non-cash interest expense	(199,683)	(69,889)
Loss on derivative liability - convertible notes and warrants	(1,150,330)	(402,616)
Loss on extinguishment of liability	(1,491,082)	(521,879)
Amortization of discount	(142,332)	(49,816)

Total	237,188	83,016

Valuation allowance	(237,188)	(83,016)

Net deferred tax asset (liability)	$-	$-

	For the three months ended September 30, 2015
	Amount	Tax Effect (35%)

Net loss	$9,118,667	$3,191,533

Non-cash interest expense	(346,779)	(121,373)
Loss on derivative liability – convertible notes and warrants	(8,441,773)	(2,954,621)
Amortization of discount	(170,943)	(59,830)
Impairment	(7,637)	(2,673)

Total	151,535	53,037

Valuation allowance	(151,535)	(53,037)

Net deferred tax asset (liability)	$-	$-

5. Mineral Property Costs

Mineral Permit (Assignment Agreement with Lithium Exploration VIII Ltd.)

On December 16, 2010, the Company entered into an Assignment Agreement to acquire the following:

a.)	An undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada.
b.)	All of the assignor’s right, title and interest in and to the Option Agreement.

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

6. Deposits in PetroChase, Inc.

On September 9, 2016, the Company acquired 100% interest in Black Box Energy, Inc. a company incorporated in the State of Nevada. Black Box Energy will purchase 50% of the working interest in the McKean County Project from PetroChase, Inc. The consideration paid for the 50% interest in McKean County Project, is in the following amounts:

  First Payment made on 09/09/2016 for an amount of $125,000;
  Second Payment made on 09/16/2016 for an amount of $125,000; and
  Management Fees Payment for an amount of $30,000 within 90 days after the Second Payment.

The first two payments have been made to PetroChase, Inc. as at September 30, 2016 and appear as Deposit on Balance sheet.

7. Non- Convertible Promissory Notes

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

Summary of the non-convertible promissory notes at June 30, 2016 and September 30, 2016 is as follows:

	June 30, 2016	Reclassification (Transfer)	(Payments)	As of September 30, 2016
September 7, 2016	$ -	210,000	$ (57,000)	$ 153,000
September 16, 2016	-	250,000	(75,000)	175,000
Total	$ -	460,000	$ (132,000)	$ 328,000

The above promissory notes are short-term notes that carry no interest. They are expected to be settled by cash in instalments throughout fiscal year 2017. All of the non-convertible promissory notes are expected to mature and be settled within fiscal year 2017.

8. Convertible Promissory Notes

Summary of convertible promissory note at June 30, 2016 and September 30, 2016 is as follows:

	June 30,	Principal	Accretion	Note	Transfer	September 30,
	2016	Issued	of issuance	converted	(Loan	2016
			cost		Extinguished)

February 13, 2013	$21,908	$-	$-	$-	$-	$21,908
July 22, 2014	185,314	-	-	(8,900)	-	176,414
August 22, 2014	15,768	-	-	-	(15,768)	-
February 6, 2015	7,150	-	-	-	-	7,150
March 9, 2015	10,220	-	-	-	(10,220)	-
February 24, 2015	76,239	-	-	-	(76,239)	-
August 3, 2015	36,000	-	-	-	-	36,000
September 9, 2015	30,000	-	-	-	-	30,000
September 30, 2015	20,800	-	-	-	(20,800)	-
November 06,2015	12,000	-	-	-	-	12,000
December 01, 2015	36,000	-	-	-	(18,000)	18,000
December 03, 2015	17,000	-	-	-	(17,000)	-
January 27, 2016	29,750	-	-	-	(5,000)	24,750
February, 1, 2016	49,197	-	-	-	(49,197)	-
March 01, 2016	13,200	-	-	-	-	13,200
March 24, 2016	12,100	-	-	-	-	12,100
March 28, 2016	42,986	-	-	(2,216)	(70)	40,700
April 19, 2016	197,067	-	-	-	(50,000)	147,067

May 16, 2016	30,250	-	-	-	-	30,250
August 12, 2016	-	40,000	848	-	-	40,848
September 7, 2016	-	100,000	937	(10,275)	161,420	252,082
September 8, 2016	-	25,000	158	-	-	25,158
September 9, 2016	-	125,000	1,032	-	-	126,032
September 15, 2016	-	232,000	998	-	-	232,998
September 16, 2016	-	-	-	-	125,000	125,000
September 19, 2016	-	-	-	-	1,398,000	1,398,000
September 27, 2016	-	110,000	123	-	-	110,123

	$842,950	$632,000	$4,095	(21,391)	$1,422,126	2,879,780

Less: Unamortized debt discount	$(223,181)					$(888,963)
Total note payable, net of debt discount	$619,769					$1,990,817
Current portion	$619,769					$1,990,817

Long term portion	$-					$-

8. Convertible Promissory Notes – Continued

On August 12, 2016 Company issued an aggregate of $46,750 Convertible Promissory Notes with an issuance discount of $4,250 and $2,500 for legal fees that matures on August 12, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $64,723 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	371.21%
Risk free rate:	0.56%

The initial fair values of the embedded debt derivative $46,750 was allocated as a debt discount up to the proceeds of the note with the remainder $17,973 was charged to current period operations as interest expense.

On September 7, 2016 Company issued an aggregate of $116,000 Convertible Promissory Notes with an issuance cost of $16,000 that matures on September 7, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $122,726 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	371.21%
Risk free rate:	0.57%

The initial fair values of the embedded debt derivative $116,000 was allocated as a debt discount up to the proceeds of the note with the remainder $6,726 was charged to current period operations as interest expense.

8. Convertible Promissory Notes – Continued

On September 7, 2016 Company had transferred an aggregate of $50,000 plus accrued interest of $3,919 in Convertible Promissory Notes from one debt holder to another. The transfer was treated as a modification of the Convertible Promissory Notes. The Convertible Promissory Notes matures on September 7, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 7, 2016 Company issued an aggregate of $32,500 Convertible Promissory Notes that matures on September 16, 2017. These Convertible Promissory Notes were issued as a part of settlement agreement for maturing in total $37,800 of Convertible Promissory Notes and $2,827 of accrued interest. The Company also agreed to pay $50,000 in cash which is included under non-convertible promissory notes as described in Note 7.

These notes bear 8% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $53,765 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	371.21%
Risk free rate:	0.57%

The initial fair values of the embedded debt derivative $23,816 was allocated as a debt discount towards the proceeds of the note with the remainder $29,949 was charged to current period operations as interest expense.

On September 7, 2016 Company issued an aggregate of $75,000 Convertible Promissory Notes that matures on September 16, 2017. These Convertible Promissory Notes were issued as a part of settlement agreement for maturing in total $99,239 of Convertible Promissory Notes and $14,925 of accrued interest. The Company also agreed to pay $160,000 in cash which is included under with the non-convertible promissory notes as described in Note 7.

These notes bear 8% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

8. Convertible Promissory Notes – Continued

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $121,129 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	371.21%
Risk free rate:	0.57%

The initial fair values of the embedded debt derivative $54,960 was allocated as a debt discount towards the proceeds of the note with the remainder $66,170 was charged to current period operations as interest expense.

On September 8, 2016 Company issued an aggregate of $27,778 Convertible Promissory Notes with issuance cost of $2,778 that matures on September 8, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $59,408 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	371.21%
Risk free rate:	0.57%

The initial fair values of the embedded debt derivative $27,778 was allocated as a debt discount up to the proceeds of the note with the remainder $31,630 was charged to current period operations as interest expense.

On September 9, 2016 Company issued an aggregate of $144,100 Convertible Promissory Notes with issuance cost of $19,100 that matures on September 9, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

8. Convertible Promissory Notes – Continued

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $47,089 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	371.21%
Risk free rate:	0.58%

The initial fair values of the embedded debt derivative $47,089 was allocated as a debt discount towards the proceeds of the note with the remainder $0.00 was charged to current period operations as interest expense.

On September 15, 2016 Company issued an aggregate of $257,778 Convertible Promissory Notes with issuance cost of $25,778 that matures on September 15, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $88,122 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	371.21%
Risk free rate:	0.60%

The initial fair values of the embedded debt derivative $88,122 was allocated as a debt discount towards the proceeds of the note with the remainder $0.00 was charged to current period operations as interest expense.

On September 16, 2016 Company issued an aggregate of $25,000 Convertible Promissory Notes that matures on September 16, 2017. These Convertible Promissory Notes were issued as a part of settlement agreement for maturing Convertible Promissory Notes and accrued interest. The Company also agreed to pay $50,000 in cash which is included under the non-convertible promissory notes as described in Note 7.

8. Convertible Promissory Notes – Continued

These notes bear 8% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $36,510 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	371.21%
Risk free rate:	0.61%

The initial fair values of the embedded debt derivative $13,462 was allocated as a debt discount up to the proceeds of the note with the remainder $23,048 was charged to current period operations as interest expense.

On September 16, 2016 Company issued an aggregate of $100,000 Convertible Promissory Notes that matures on September 16, 2017. These Convertible Promissory Notes were issued as a part of settlement agreement for maturing in total $49,197 of Convertible Promissory Notes, $2,426 of accrued interest and warrants. The Company also agreed to pay $50,000 in cash which is included under in conjunctions with the non-convertible promissory notes as described in Note 7.

These notes bear 8% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $75,414 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	371.21%
Risk free rate:	0.61%

8. Convertible Promissory Notes – Continued

The initial fair values of the embedded debt derivative $53,846 was allocated as a debt discount towards the proceeds of the note with the remainder $21,568 was charged to current period operations as interest expense.

On September 19, 2016 Company issued an aggregate of $708,000 Convertible Promissory Notes that matures on September 19, 2017. These Convertible Promissory Notes were issued as a part of settlement agreement for cancellation of outstanding warrants.

These notes bear 8% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 60% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $82,535 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	371.21%
Risk free rate:	0.60%

The initial fair values of the embedded debt derivative $82,535 was allocated as a debt discount up to the proceeds of the note with the remainder $0.00 was charged to current period operations as interest expense.

On September 19, 2016 Company issued an aggregate of $550,000 Convertible Promissory Notes that matures on September 19, 2017. These Convertible Promissory Notes were issued as a part of settlement agreement for cancellation of outstanding Warrants.

These notes bear 8% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $82,361 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

8. Convertible Promissory Notes – Continued

Dividend yield:	0.00%
Volatility	371.21%
Risk free rate:	0.60%

The initial fair values of the embedded debt derivative $82,361 was allocated as a debt discount up to the proceeds of the note with the remainder $0.00 was charged to current period operations as interest expense.

On September 19, 2016 Company issued an aggregate of $140,000 Convertible Promissory Notes that matures on September 19, 2017. These Convertible Promissory Notes were issued as a part of settlement agreement for cancellation of outstanding Warrants.

These notes bear 8% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $82,361 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	371.21%
Risk free rate:	0.60%

The initial fair values of the embedded debt derivative $82,361 was allocated as a debt discount up to the proceeds of the note with the remainder $0.00 was charged to current period operations as interest expense.

On September 27, 2016 Company issued an aggregate of $64,900 Convertible Promissory Notes with issuance cost of $9,900 that matures on September 27, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $23,828 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

8. Convertible Promissory Notes – Continued

Dividend yield:	0.00%
Volatility	371.21%
Risk free rate:	0.58%

The initial fair values of the embedded debt derivative $23,828 was allocated as a debt discount wards the proceeds of the note with the remainder $0.00 was charged to current period operations as interest expense.

On September 29, 2016 Company issued an aggregate of $61,112 Convertible Promissory Notes with issuance cost of $6,112 that matures on September 29, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $63,730 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	371.21%
Risk free rate:	0.59%

The initial fair values of the embedded debt derivative $61,112 was allocated as a debt discount up to the proceeds of the note with the remainder $2,618 was charged to current period operations as interest expense.

As a part of settlement agreement for maturing in total $15,768 of Convertible Promissory Notes, $4,505 of accrued interest and warrants valuing $120,500, the Company agreed to pay $150,000 in cash which is included under in conjunctions with the non-convertible promissory notes as described in Note 7.

The modification of the Notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. During the three months ended September 30, 2016, $1,491,082 was recorded as loss on extinguishment of debt due to settlement agreement with note holders. The $1,491,082 consists of net increase in principal of convertible promissory notes of $1,393,027 (net of extinguished interests of $29,098), increase in principal of non-convertible promissory notes of $460,000, extinguished derivative liabilities for debt and warrants with fair values on date of conversion was $250,873 and $111,072 respectively.

During the three months period ended September 30, 2016 the Company amortized the debt discount on all the notes of $142,332 to operations as expense including $4,095 for accretion expenses. During the three months period ended September 30, 2015 the Company amortized the debt discount on all the notes of $170,943 to operations as expense.

Derivative Liability- Debt

The fair value of the described embedded derivative on all debt was valued at $2,847,823 and $1,162,058 at September 30, 2016 and June 30, 2016, respectively, which was determined using the Black Scholes Model with the following assumptions:

8. Convertible Promissory Notes – Continued

	September 30, 2016	June 30, 2016
Dividend yield:	0%	0%
Volatility	240.7 – 341.9%	346.6 –
453.3%
Risk free rate:	0.45%-0.77%	0.39%-0.66%

The Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $969,083 and $7,589,738 during the three months ended September 30, 2016 and 2015, respectively.

During the period ended September 30, 2016 and June 30, 2016 the Company reclassed the derivative liability of $36,147 and $768,175, respectively, to additional paid in capital on conversion of convertible note.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2016 and June 30, 2016:

Derivative
Liability (convertible
promissory notes)
Balance, June 30, 2015	$1,646,448
Initial fair value at note issuances	1,027,009
Fair value of liability at note conversion	(768,175)
Mark-to-market at June 30, 2016	(743,224)
Balance, June 30, 2016	$1,162,058
Initial fair value at note issuances	1,003,702
Fair value of liability at note conversion	(36,147)
Extinguishment of derivative liability	(250,873)
Mark-to-market at September 30, 2016	969,083

Balance, September 30, 2016	$2,847,823
Net loss for the year included in earnings relating to the liabilities held at September 30, 2016	$969,083

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

8. Convertible Promissory Notes – Continued

During the period ended September 30, 2016 and the year ended June 30, 2016 no warrants were issued along with convertible note.

The fair value of the described embedded derivative on all warrants was valued at $338,785 at September 30, 2016 and $268,611 at June 30, 2016 which was determined using the Black Scholes Model with the following assumptions:

	September 30, 2016	June 30, 2016
Dividend yield:	0%	0%
Volatility	240.7 – 290.1%	229.1 – 275.4%
Risk free rate:	1.14%	0.71 – 1.01%

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2015	27,092	$100.98	3.79 years
Exercised	(120)	280.00	-
Issued	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance, June 30, 2016	26,972	$100.20	2.79 years
Exercised	-	-	-
Issued	-	-	-
Expired	-	-	-
Cancelled	(10,834)	164.80	-

Balance, September 30, 2016	16,138	$211.60	3.16 years

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2016 and June 30, 2016:

Derivative
Liability (warrants)
Balance, June 30, 2015	$143,375
Initial fair value of warrant derivatives at note issuances	-
Fair value of warrant exercised	(22,476)
Mark-to-market at June 30, 2016 – warrant liability	147,712
Balance, June 30, 2016	$268,611
Fair value of warrant cancelled	(111,073)
Mark-to-market at September 30, 2016 – warrant liability	181,247
Balance, September 30, 2016	$338,785

Net loss for the year included in earnings relating to the liabilities held at September 30, 2016	$181,247

8. Convertible Promissory Notes – Continued

At September 30, 2016 and 2015 the Company adjusted the recorded fair value of the derivative liability on warrants to market resulting in non-cash, non-operating loss of $181,247 and $852,035 for the three months ended September 30, 2016, and 2015, respectively.

During the period ended September 30, 2016 and June 30, 2016 the Company reclassed the derivative liability on warrants of $Nil and $22,476, respectively, to additional paid in capital on exercise of warrants.

9. Related Party Transactions

During the period ended September 30, 2016, the Company incurred consulting fees of $Nil (June 30, 2016 - $9,115) with directors and officers out of which there were no stock payments.

As of September 30, 2016, the Company repaid to a director for a non-interest bearing demand loan of $Nil (Note 11 (June 30, 2016 – payable $nil). The balance outstanding for this loan is $115,000.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

10. Going Concern and Liquidity Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2016, the Company had a working capital deficiency of $5,886,829 (June 30, 2016 - $2,473,600) and an accumulated deficit of $54,027,139 (June 30, 2016 - $50,806,439). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

11. Commitments and Contingencies - Continued

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

Lease Commitment

On May 25, 2016, the Company entered into a sublease agreement for a term of twelve months and expiring on May 30, 2017. Future minimum rental payments required under operating lease (exclusive of other additional rent payments) are $8,391.

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

Operating results for the three months ended September 30, 2016 and 2015 for Alta Disposal Morinville Ltd. are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the unaudited condensed consolidated balance sheet.

A breakdown of the discontinued operations is presented as follow:

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	September 30,	September
	2016	30, 2015

Revenue	$-	$-
Selling, general and administrative	(31)	(54,074)

Loss from discontinued operations	$(31)	$(54,074)

Consolidated Balance Sheets	September 30,	June 30,
	2016	2016

Current assets:
Cash and cash equivalents	$1,261	$1,301
Receivable, net	646	651
Prepaid expenses	1,807	1,822

GST Receivable	16,103	16,237
	$19,817	$20,011
Current liabilities:
Accounts payable	$6,368	$6,420

13. Subsequent Events

The Company has evaluated subsequent events from October 1, 2016, through the date of this report, and determined there are no other items to disclose.

Debt Settlement Agreement
On October 18, 2016 the Company entered a debt settlement agreement to cancel a Convertible Promissory Note purchased on April 19, 2016. In consideration of the undertaking, the Company shall pay $60,000 to the Holder. Payments shall be made in the following instalments:

i.	$30,000 on or before January 2, 2017
ii.	$30,000 on or before April 19, 2017

Convertible Secured Redeemable Note
On October 19, 2016 the Company issued an aggregate of $35,000 Convertible Secured Redeemable Note that matures on October 19, 2017. These notes bear 8% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On October 27, 2016 the Company issued an aggregate of $48,400 Convertible Secured Redeemable Note that matures on October 27, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On October 31, 2016 the Company issued an aggregate of $163,334 Convertible Secured Redeemable Note that matures on October 31, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

Conversions

Subsequent to September 30, 2016, the following conversions occurred:

On October 19, 2016 the Company issued 8,111,620 common shares at a deemed price of $0.0005 per share for promissory note conversion

On October 24, 2016 the Company issued 8,100,000 common shares at a deemed price of $0.0005 per share for promissory note conversion

On October 25, 2016 the Company issued 8,300,000 common shares at a deemed price of $0.0005 per share for promissory note conversion On October 26, 2016, the Company issued 8,500,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On October 26, 2016 the Company issued 8,512,760 common shares at a deemed price of $0.0005 per share for promissory note conversion

On October 28, 2016, the Company issued 9,734,120 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On November 1, 2016, the Company issued 10,300,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On November 2, 2016, the Company issued 10,661,080 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On November 07, 2016 the Company issued 9,734,869 common shares at a deemed price of $0.0005 per share for promissory note conversion

On November 09, 2016 the Company issued 12,207,120 common shares at a deemed price of $0.0005 per share for promissory note conversion

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

In this Quarterly Report and in the accompanying audited financial statements and notes, the above described reverse splits are reflected retrospectively in the descriptions of shares and warrants, and their corresponding issuance and exercise prices, except where otherwise indicated.

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

Business Developments and Agreements During the Three Months Ended September 30, 2016

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

On September 07, 2016, we entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $116,000, with an issuance discount of $11,600. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 08, 2016, we entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $27,778, with an issuance discount of $2,778. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received..

On September 9, 2016, we incorporated a wholly-owned subsidiary, Black Box Energy, Inc., in the State of Nevada.

Also on September 9, 2016, through Black Box Energy, Inc., we entered into a letter agreement with PetroChase, Inc. pursuant to which we agreed to purchase 50% of a 70% working interest held by PetroChase in a certain oil & gas lease known as the McKean County Project, located in McKean County, Pennsylvania. Each 10% working interest entitles the holder to earn a $0.70% net revenue interest derived from the lease. In consideration for the working interest we paid $250,000 to PetroChase, Inc. in equal installments on September 9th and September 16th, 2016. We are required to pay an additional $30,000 to PetroChase for management fees by December 16, 2016. Pursuant to the letter agreement we will be entitled to recoup 100% of net revenue derived from the lease until we have recouped 100% of the $280,000 paid in consideration of the working interest. The agreement provides that PetroChase will serve as the operator and drill contractor for the project. The drilling of an initial well on the property is scheduled for fall of 2016. The parties anticipate that a second well will be drilled, however the agreement does not specify the number of planned wells.

On September 15, 2016, we entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $257,778, with an issuance discount of $25,778. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 27, 2016, we entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $64,900, with an issuance discount of $5,900 and legal fees of $4,000. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 29, 2016, we entered into an agreement with an investor. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $61,112, with an issuance discount of $6,112. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

Loans of Our Company

For the subsequent period to the three month period ended September 30, 2016, our company has received various loans from unrelated third party that are listed below. These loans are convertible into shares of our company pursuant to the terms of the loan agreements. In the descriptions below of the loans, the issuance of common shares pursuant to the conversion of debt pursuant to convertible promissory notes, and the issuance of common shares pursuant to the exercise of warrants, transactions are a on a post reverse stock split basis. All the loans, convertible promissory notes, and warrants include terms that make them subject to the share splits.

Loan with Inlight Capital Partners

On October 19, 2016, our company issued a convertible promissory to InLight Capital Partners a. Pursuant to the terms of the note, InLight acquired a convertible note bearing 8% interest with an aggregate face value of $35,000 that matures on October 19, 2017. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock at a 35% discount to the lowest trading price occurring during the ten trading days prior to the notice of conversion.

Loan with JDF Capital Inc.

On October 27, 2016, our company entered into a securities purchase agreement with JDF Capital Inc. Pursuant to the terms of the agreement, JDF Capital acquired a 10% % original issue discount convertible note with an aggregate face value of $48,400, with an issuance discount of $4,000 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock at a 50% discount to the lowest trading price occurring during the 20 trading days prior to the notice of conversion.

Loan with Concord Holding Group LLC

On October 31, 2016, our company entered into a securities purchase agreement with Concord Holding Group LLC. Pursuant to the terms of the agreement, Concord acquired a convertible note bearing 10% interest with an aggregate face value of $163,334 with an issuance discount of $16,334 that matures on October 31, 2017. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock at a 50% discount to the lowest trading price occurring during the 20 trading days prior to the notice of conversion.

Results of Operations

We have not generated significant revenues since inception and have incurred $213,740 and $146,809 in operating expenses for the three month periods ended September 30, 2016 and 2015, respectively.

The following provides selected financial data about our company for the three month periods ended September 30, 2016 and 2015.

Three months ended September 30, 2016 and 2015.

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2016	2015

Revenue	$-	$-
Operating expenses	$213,740	$146,809

Other income (expenses):
Interest expense	$(223,216)	$(346,779)
Loss on change in fair value of derivative liability	$(1,150,330)	$(8,441,773)
Amortization of debt discount	$(142,332)	$(170,943)
Bad Debt write-off	$-	$(20,000)
Gain on disposal of business operations	$-	$7,637
Loss on extinguishment of liability	$(1,491,082)	-
Loss from discontinued operations	$(31)	$(54,074)
Net loss	$(3,220,731)	$(9,172,741)

Operating expenses for the three months ended September 30, 2016 increased to $213,740 compared to $146,809 for the three months ended September 30, 2015 as a result of increases in mining, and selling and general and administrative expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2016, and June 30, 2015, respectively.

Working Capital

	As at	As at
	September 30,	June 30,
	2016	2016

Total current assets	$60,756	$48,007
Total current liabilities	$5,947,586	$2,521,607
Working capital (deficit)	$(5,886,830)	$(2,473,600)

Cash Flows

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
Net cash used in operating activities	$(235,302)	$(112,933)
Net cash used in investing activities	$(250,000)	$-
Net cash provided by financing activities	$500,000	$93,000
Effect of foreign exchange on cash	$(63)	$(9,588)
Increase (Decrease) in cash	$14,631	$(29,522)

We had total current assets of $60,756 as of September 30, 2016 compared to $48,007 as of June 30, 2016. We had a working capital deficit of $5,886,830 as of September 30, 2016 compared to a working capital deficit of $2,473,600 as of June 30, 2016.

The report of our auditors on our audited consolidated financial statements for the fiscal year ended June 30, 2016, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

These interim financial statements as of and for the three months ended September 30, 2016 and 2015 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of our company for the periods presented. The results for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending June 30, 2017 or for any future period. All references to September 30, 2016 and 2015 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended June 30, 2016, included in our annual report on Form 10-K filed with the SEC on October 18, 2016.

Principal of Consolidation

The unaudited condensed financial statements include the accounts of our company, its wholly-owned subsidiary Alta Disposal Ltd., its 51% owned subsidiary Alta Disposal Morinville Ltd. (formerly Bluetap Resources Ltd.), and its 100% interest in Black Box Energy. Intercompany accounts and transactions have been eliminated in consolidation in conformity with the applicable accounting framework. Note that no transactions occurred within Black Box Energy.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. We had $39,839 and $25,208 in cash and cash equivalents at September 30, 2016 and June 30, 2016, respectively.

Concentration of Risk

We maintain cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of September 30, 2016 and June 30, 2016, our company had no deposits in excess of federally insured limits in its US bank. Our company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

Non-controlling Interest

The 49% third party ownership of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.) at September 30, 2016 and 2015 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the year ended June 30, 2016 and period ending September 30, 2016 are reflected in the condensed statement of deficit.

Related Parties

Parties are considered to be related to our company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with our company. Related parties also include principal owners of our company, its management, members of the immediate families of principal owners of our company and its management and other parties with which our company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. Our company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

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

Potentially dilutive securities are not presented in the computation of EPS since their effects are anti-dilutive. The total number of potential no. of dilutive shares is 510,903,310 at the period ending September 30, 2016.

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

The relevant translation rates are as follows: For the period ending September 30, 2016 closing rate at 0.7624 CDN$: US$, average rate at 0.7665 CDN$: US$ and for the year ended June 30, 2016 closing rate at 0.769 CDN$: US$, average rate at 0.7761 CDN$: US$. For the period ending September 30, 2015 closing rate at 0.7466 CDN$: US$, average rate at 0.7637 CDN$: US$

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at September 30, 2016 and June 30, 2016, our company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

Convertible Instruments

Our company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging”. It provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and is reclassified to equity.Our company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of notes redemption.

Extinguishment of Debt

ASC 470-50-40, “Debt Modification and Extinguishments”, requires an entity for the refinancing and modification of the prior debt in a non‑troubled debt situation to treat as either an extinguishment or a modification based on whether the present value of the cash flows under the terms of the new debt instrument is different by greater than, or less than, 10% from the present value of the remaining cash flows under the terms of the original instrument. For cash flow changes greater than 10%, the debt modification is accounted for as a debt extinguishment, whereby the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss.

Upon determination that debt should be extinguished in accordance with ASC 470-50, the Convertible Promissory Notes and the respective derivative liability are expensed as extinguishment of debt. The Warrants are extinguished in accordance with ASC 815-10.

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

During the year ended June 30, 2016 and period ending September 30, 2016, our company didn’t record any revenue under continuing operation.

Income Taxes

Our company accounts for income taxes pursuant to the provisions of ASC 740-10, “Income Taxes” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Our company also follows the provisions of ASC 740-10 related to accounting for uncertain income tax positions. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of September 30, 2016, our company has had no uncertain tax positions. Our company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. Our company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.

Receivables

Trade and other receivables are customer obligations due under normal trade terms and are recorded at face value less any provisions for uncollectible amounts considered necessary. Our company includes any balances that are determined to be uncollectible in its overall allowance for doubtful accounts. Our company recorded $Nil (June 30, 2016 - $Nil) in allowance for doubtful accounts.

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance regarding the classification of certain items within the statements of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted.

In connection with its financial instruments project, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments in June 2016 and ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities in January 2016.

  ASU 2016-13 introduces a new impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a forward-looking “expected loss” model that will replace the current “incurred loss” model and generally will result in earlier recognition of allowances for losses. The guidance will be effective for the first interim period of our 2021 fiscal year, with early adoption in fiscal year 2020 permitted.
  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance will be effective for the first interim period of our 2019 fiscal year. Early adoption is not permitted, except for certain provisions relating to financial liabilities.

In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale as a component of other comprehensive income. For equity investments without readily determinable fair values the cost method of accounting is also eliminated, however subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment and plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the first quarter of our 2019 fiscal year). Our company is currently evaluating the anticipated impact of this standard on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Our company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. Our company has not yet determined the impact of ASU 2016-10 on its consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016 through the date of this report we made the following issuances of securities which were not registered under the Securities Act:

On September 9, 2016 we issued 5,800,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 9, 2016 we issued 4,518,720 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 15, 2016 we issued 6,480,660 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 23, 2016 we issued 5,500,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 26, 2016 we issued 6,807,860 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 29, 2016 we issued 6,500,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On September 29, 2016 we issued 7,344,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

We completed the above described issuances of common shares in reliance on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933.

During the subsequent period following the three months ended September 30, 2016 through the date of this report we made the following issuances of securities which were not registered under the Securities Act:

On October 19, 2016 we issued 8,111,620 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On October 24, 2016 we issued 8,100,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On October 25, 2016 we issued 8,300,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On October 26, 2016 we issued 8,512,760 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On October 26, 2016 we issued 8,500,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On October 28, 2016 we issued 9,734,120 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On November 1, 2016 we issued 10,300,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On November 2, 2016 we issued 10,661,080 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On November 7, 2016 the Company issued 9,734,869 common shares at a deemed price of $0.0005 per share for promissory note conversion

On November 9, 2016 we issued 12,207,120 common shares at a deemed price of $0.0005 per share for promissory note conversion.

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

10.32	Convertible Promissory Note dated April 19, 2016 with Toledo Advisors LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 7, 2016)

10.33	ConvertiblePromissoryNotedatedFebruary1,2016withVigereCapitalLP(incorporatedby referencetoourQuarterlyReportonForm10-QfiledonSeptember7,2016)

10.34	Form of Convertible Promissory Note between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.35	Form of Common Stock Purchase Warrant between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.36	Employment Agreement with Alexander Walsh dated January 12, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2014)

10.37	Letter Agreement dated September 9, 2016, between Black Box Energy, Inc. and PetroChase Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.38	Lease Agreement dated May 25, 2016 with Lakeshore Investment Group II, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.39	Exchange Agreement dated September 19, 2016 ($550,000) with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.40	Convertible Promissory Note ($550,000) dated September 19, 2016 with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.41	Exchange Agreement dated September 19, 2016 ($708,000) with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.42	Convertible Promissory Note ($708,000) dated September 19, 2016 with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.43	Exchange Agreement dated September 19, 2016 ($140,000) with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.44	Convertible Promissory Note ($140,000) dated September 19, 2016 with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.45

Agreement for Purchase of Debt dated September 2, 2016 (executed September 7, 2016) with Concord Holding Group, LLC and APG Capital Holdings, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.46	Convertible Promissory Note dated September 7, 2016 ($53,919.68) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.47	Securities Purchase Agreement dated September 2, 2016 with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.48	Convertible Promissory Note dated September 2, 2016 ($116,000) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.49	Securities Purchase Agreement dated September 15, 2016 with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.50	Convertible Promissory Note dated September 15, 2016 ($257,778) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.51	Securities Purchase Agreement dated September 8, 2016 with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.52	Convertible Promissory Note dated September 8, 2016 ($27,777) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.53

Agreement for Purchase of Debt dated September 2, 2016 with Concord Holding Group, LLC and APG Capital Holdings, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.54	Convertible Promissory Note dated September 2, 2016 ($64,000) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).
10.55*	Convertible Promissory Note dated October 19, 2016 to Inlight Capital Partners.
10.56*	Securities Purchase Agreement dated October 27, 2016 with JDF Capital Inc.
10.57*	Securities Purchase Agreement dated October 31, 2016 with Concord Holding Group, LLC.

Exhibit
Number	Description
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-KSB on September 28, 2007)
(21)	Subsidiaries of the Registrant
21.1	Alta Disposal Ltd., an Alberta, Canada corporation (wholly-owned) Black Box Energy, Inc., a Nevada corporation (wholly-owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: November 14, 2016	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)