Form 10-Q
period 2016-12-31
Lithium Exploration Group, Inc.
filed 2017-02-22
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

984,522,416 common shares issued and outstanding as of February 16, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed consolidated unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

LITHIUM EXPLORATION GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 (unaudited)

Lithium Exploration Group, Inc.
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2016 (unaudited)	2016

ASSETS

Current
Cash and cash equivalents	$68,570	$25,208
Prepaid expenses	1,100	2,788
Current assets held for sale (Note 13)
	19,312	20,011
Total current assets	88,982	48,007
Deposit on PetroChase Inc. Investment (Note 6)	250,000	-

Total Assets	$338,982	$48,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Balance Sheets

LIABILITIES AND DEFICIT

Current
Accounts payable and accrued liabilities (Note 9)	$286,196	$211,813
Promissory notes payable (Note 7)	142,000	-
Derivative liability – convertible promissory notes (Note 8)	1,812,193	1,162,058
Derivative liability – warrants (Note 8)	270,055	268,611
Due to related party (Note 9)	115,000	115,000
Convertible promissory notes – net of unamortized debt discount (Note 8)	2,335,094	619,769
Accrued interest – convertible promissory notes (Note 8)	134,107	137,936
Current liabilities held for sale (Note 13)	6,221	6,420

Total Current Liabilities	5,100,8668	2,521,607

Commitments and contingencies

DEFICIT
Lithium Explorations Group, Inc. Stockholders’ Deficit
Capital stock (Note 3) Authorized: 100,000,000 preferred shares, $0.001 par value 10,000,000,000 (June 30, 2016 – 2,000,000,000) common shares, $0.001 par value Issued and outstanding: Nil preferred shares (June 30, 2016 – Nil) 501,338,334 common shares (June 30, 2016 – 119,772,784)	501,339	- 119,773
Additional paid-in capital	48,732,995	48,598,773
Accumulated other comprehensive loss	(34,180)	(33,731)
Accumulated deficit	(53,610,023)	(50,806,439)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(4,409,869)	(2,121,624)
Non-controlling interest	(352,015)	(351,976)
Total Deficit	(4,761,884)	(2,473,600)

Total Liabilities and Deficit	$338,982	$48,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Operations And Comprehensive Income (Loss)
(unaudited)

	Three
	Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December	December 31,	December	December 31,
	31, 2016	2015	31, 2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses:
Mining (Notes 3 & 5)	2,549	-	37,632	5,000
Selling, general and administrative (Notes 3 & 5)	263,809	167,606	442,466	309,415
Total operating expenses	266,358	167,606	480,098	314,415

Loss from operations	(266,358)	(167,606)	(480,098)	(314,415)

Other income (expenses)
Interest expense (Note 8)	(172,462)	(255,178)	(395,678)	(601,960)
Gain on change in the fair value of derivative liability (Note 8)	1,308,622	8,906,059	158,292	464,286
Amortization of debt discount	(404,026)	(149,379)	(546,358)	(320,322)
Bad-debt write off	-	-	-	(20,000)
(Loss) gain on disposal of business operations	-	(72)	-	7,565
Loss on extinguishment of liability	(48,619)	-	(1,539,701)	-

Income (Loss) before income taxes	417,157	8,333,824	(2,803,543)	(784,846)

Provision for income taxes (Note 4)	-	-	-	-

Net Income (loss) from continued operations	417,157	8,333,824	(2,803,543)	(784,846)

Loss from discontinued operations	(49)	(24,496)	(80)	(78,570)

Net income (loss)	417,108	8,309,328	(2,803,623)	(863,416)

Less: Net income (loss) attributable to the non-controlling interest	(24)	(12,003)	(39)	(38,499)

Net income (loss) attributable to Lithium Exploration Group, Inc. Common shareholders	$417,132	$8,321,331	$(2,803,584)	$(824,917)

Basic and Diluted income (loss) per Common Share from continuing operations	$0.00	$0.72	$(0.01)	$(0.08)
Basic and Diluted income (loss) per Common Share from discontinued operations	$-	$-	$-	$-

Basic and Diluted Weighted Average Number of Common Shares Outstanding	282,395,703	11,500,561	203,944,692	10,158,023

Comprehensive income (loss):
Net income (loss)	$417,108	$8,309,328	$(2,803,623)	$(863,416)
Foreign currency translation adjustment	(328)	1,336	(449)	(8,222)
Comprehensive Income (loss)	416,780	8,310,694	(2,804,072)	(871,638)
Comprehensive loss attributable to non-controlling interest	(24)	(12,003)	(39)	(38,499)
Comprehensive Income (loss) attributable to Lithium Exploration Group, Inc common shareholders	$416,804	$8,322,697	$(2,804,033)	$(833,139)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(unaudited)

	Common Shares			Accumulated
			Additional	Other
			Paid-in	Comprehensive	Accumulated	Non-
			Capital	Loss	Deficit	controlling	(Deficit)
	Number of	Amount	$	$	$	Interest	$
	Shares	$				$

Balance – June 30, 2016	119,772,784	$119,773	$48,598,773	$(33,731)	$(50,806,439)	$(351,976)	$(2,473,600)

Common shares issued for debt conversion and interest	381,565,550	381,566	(171,541)	-	-	-	210,025

Derivative liability transferred to additional paid in capital on conversion of note	-	-	305,763	-	-	-	305,763

Foreign currency translation loss	-	-	-	(449)	-	-	(449)

Net loss for the period	-	-	-	-	(2,803,584)	(39)	(2,803,623)

Balance – December 31, 2016	501,338,334	$501,339	$48,732,995	$(34,180)	$(53,610,023)	$(352,015)	$(4,761,884)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

		Six Months Ended		Six Months Ended
		December 31,		December 31,
		2016		2015

Cash Flows from Operating Activities
Net loss from continuing operations		$(2,803,543)		$(784,846
Loss from discontinued operations		(80)		(78,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash Interest expense		258,994		545,852
Common shares issued for interest		2,402		60,178
Investment Impairment		-		20,000
(Gain) loss on change in the fair value of derivative liability		(158,292)		(464,286)
Amortization of debt discount		546,358		320,322
Loss on extinguishment of debt and derivative liabilities		1,539,701		-

Changes in operating assets and liabilities:
Receivable, net		-		13,421
Prepaid expenses		1,688		-
Accrued interest		134,200		46,121
Accounts payable and accrued liabilities		74,383		130,812
Net cash used in operating activities from continuing operations		(404,189)		(190,996)
Net cash provided by operating activities from discontinued operations		500		(9,084)
Net cash used in operating activities		(403,689)		(200,080)

Cash Flows from Investing Activities				-
Investment in PetroChase Inc.		(250,000)		-
Net cash used in investing activities		(250,000)		-

Cash Flows from Financing Activities
Proceed from issuance of convertible promissory notes, net		697,500		158,000
Net cash provided by financing activities		697,500		158,000

Effect of foreign exchange		(449)		(8,222)

Increase (Decrease) in cash and cash equivalents		43,362		(50,302)
Cash and cash equivalents - beginning of period		25,208		64,098
Cash and cash equivalents - end of period		$68,570		$13,796

Supplementary disclosure of cash flow information:

Cash paid during the period for:
Interest	$		$
Income taxes	$		$

Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion		$207,623		$116,043
Derivative liability re-classed to additional paid in capital		$305,763		$261,331
Debt discount on issuance of convertible note and warrants		$1,266,294		$155,231
Initial derivative liability on note issuance		$1,525,435		$701,073
Interest reclassed to convertible note		$137,883		$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Lithium Exploration Group, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2016 (unaudited)

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

On September 9, 2016, the Company acquired 100% interest in Black Box Energy, Inc. (Black Box Energy”) a company incorporated in the state of Nevada.

On September 9, 2016, the Company through its 100% subsidiary Black Box Energy entered into an agreement with PetroChase to acquire a 50% of a 70% of the working interest in the McKean County Project.

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

These interim financial statements as of and for the three months ended December 31, 2016 and 2015 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the year ending June 30, 2017 or for any future period. All references to December 31, 2016 and 2015 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended June 30, 2016, included in the Company’s annual report on Form 10-K filed with the SEC on October 18, 2016.

Principal of Consolidation

The unaudited condensed financial statements include the accounts of the Company, its wholly-owned subsidiary Alta Disposal Ltd., its 51% owned subsidiary Alta Disposal Morinville Ltd. (formerly Bluetap Resources Ltd.), and its 100% interest in Black Box Energy. Intercompany accounts and transactions have been eliminated in consolidation in conformity with the applicable accounting framework. Note that no transactions occurred within Black Box Energy for the six months ended December 31, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $68,570 and $25,208 in cash and cash equivalents at December 31, 2016 and June 30, 2016, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of December 31, 2016 and June 30, 2016, the Company had no deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

2. Significant Accounting Policies - Continued

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

Non-controlling Interest

The 49% third party ownership of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.) at December 31, 2016 and 2015 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the year ended June 30, 2016 and period ending December 31, 2016 are reflected in the condensed statement of deficit.

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

Potentially dilutive securities are not presented in the computation of EPS since their effects are anti-dilutive. The total number of potential no. of dilutive shares is 1,549,537,677 at the period ending December 31, 2016.

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

The relevant translation rates are as follows: For the period ending December, 2016 closing rate at 0.7448 CDN$: US$, average rate at 0.7580 CDN$: US$ and for the year ended June 30, 2016 closing rate at 0.769 CDN$: US$, average rate at 0.7761 CDN$: US$. For the period ending December 31, 2015 closing rate at 0.7225 CDN$: US$, average rate at 0.7565 CDN$: US$

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at December 31, 2016 and June 30, 2016, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

During the year ended June 30, 2016 and period ending December 31, 2016, the Company didn’t record any revenue under continuing operation.

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

The Company also follows the provisions of ASC 740-10 related to accounting for uncertain income tax positions. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of December 31, 2016, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.

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

Recent Accounting Pronouncements

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

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

•

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

•

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

4. Capital Stock – Continued

The Company also issued 2,577,896 shares, valued at $22,476 on cashless exercise of warrants during the year ended June 30, 2016.

For the period ended December 31, 2016:

During the six-months ended December 31, 2016, the Company issued 381,565,550 common shares at a deemed price ranging from $0.0005 to $0.00075 per share for promissory note and interest conversion valued at $210,025 (Note 6).

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through December 31, 2016 of approximately $15,934,605 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $614,380 and $390,542 during the periods ended December 31, 2016 and 2015 respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

4. Provision for Income Taxes - Continued

The Company has no tax position at December 31, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2016. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2015, June 30, 2014, June 30, 2013 and June 30, 2012 are still open for examination by the Internal Revenue Service (IRS).

	For the six months ended December 31, 2016
	Amount	Tax Effect (35%)
Loss before income tax	$2,803,543	$981,240

Shares issued for interest expenses	(2,402)	(841)
Non-cash interest expense	(258,994)	(90,648)
Loss on derivative liability - convertible notes and warrants	(1,381,409)	(483,493)
Amortization of discount	(546,358)	(191,225)

Total	614,380	215,033

Valuation allowance	(614,380)	(215,033)

Net deferred tax asset (liability)	$-	$-

	For the six months ended December 31, 2015
	Amount	Tax Effect (35%)
Net loss	$784,846	274,696

Non-cash interest expense	(545,832)	(191,041)
Gain on change in fair value of derivative liability	464,286	162,500
Amortization of debt discount	(320,322)	(112,113)
Gain on disposal of business operation	(7,565)	(2,648)

Total	390,542	136,690

Valuation allowance	(390,542)	(136,690)

Net deferred tax asset (liability)	$-	$-

5. Mineral Property Costs

Mineral Permit (Assignment Agreement with Lithium Exploration VIII Ltd.)

On December 16, 2010, the Company entered into an Assignment Agreement to acquire the following:

a. )	An undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada.
b. )	All of the assignor’s right, title and interest in and to the Option Agreement.

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

The first two payments have been made to PetroChase, Inc. as at December 31, 2016 and appear as Deposit on Balance sheet. The Company is currently in dispute with Petrochase regarding the well that was not drilled in accordance with the agreement, and has given Petrochase notice of breach of contract. The management fee payments have been postponed until this issue has been resolved.

7. Promissory Notes

Summary of promissory notes at June 30, 2016 and December 31, 2016 is as follows:

	June 30, 2016	Reclassification (Transfer)	(Payments)	December 31, 2016
September 16, 2016	$ -	$ 460,000	$ (378,000)	$ 82,000
October 18, 2016	-	60,000	-	60,000

Total	$ -	$ 520,000	$ (378,000)	$ 142,000

The above promissory notes are short-term notes that carry no interest. They are expected to be settled by cash with varying payment terms. All of the promissory notes are expected to be settled by the end of fiscal year 2017.

8. Convertible Promissory Notes

Summary of convertible promissory note at June 30, 2016 and December 31, 2016 is as follows:

	June 30,	Principal	Accretion	Total	Transfer (Loan	Dec. 31,
	2016	Issued	of Issuance	converted	Extinguished)	2016
			Cost

February 13, 2013	$21,908	$-	$-	$-	$-	$21,908
July 22, 2014	185,314	-	-	(90,917)	(15,304)	79,093
August 22, 2014	15,768	-	-	-	(15,768)	-
February 6, 2015	7,150	-	-	-	-	7,150
March 9, 2015	10,220				(10,220)	-
February 24, 2015	76,239	-	-	-	(76,239)	-
August 3, 2015	36,000	-	-	-	-	36,000
September 9, 2015	30,000	-	-	-	-	30,000
September 30, 2015	20,800	-	-	-	(20,800)	-
November 06,2015	12,000	-	-	-	-	12,000
December 01, 2015	36,000	-	-	-	(18,000)	18,000
December 03, 2015	17,000	-	-	-	(17,000)	-
January 27, 2016	29,750	-	-	-	(5,000)	24,750
February, 1, 2016	49,197				(49,197)	-
March 01, 2016	13,200	-	-	-	-	13,200
March 24, 2016	12,100	-	-	-	-	12,100
March 28, 2016	42,986	-	-	(2,216)	(70)	40,700
April 19, 2016	197,067				(137,500)	59,5657
May 16, 2016	30,250	-	-	-	-	30,250
August 12, 2016	-	40,000	2,453	-	-	42,453
September 7, 2016	-	100,000	4,700	(53,920)	161,420	212,200
September 8, 2016	-	25,000	819	(60,570)	120,000	85,249
September 9,2016	-	125,000	5,567		-	130,567
September 15, 2016	-	232,000	7,116		-	239,116
September 16, 2016	-	-	-		125,000	125,000
September 19, 2016	-	-	-		1,398,000	1,398,000
September 27, 2016	-	110,000	3,907			113,907
October 10, 2016	-	-	2,050	-	93,063	95,113
October 19, 2016	-	-	-		35,000	35,000
October 27, 2016	-	40,000	1,400	-	-	41,400
October 31, 2016	-	147,000	2,599	-	-	149,599
November 14, 2016	-	25,000	727	-	-	25,727
November 22, 2016	-	25,000	471	-	-	25,471
November 30, 2016	-	87,000	1,036	-	-	88,036
December 23, 2016	-	37,500	156	-	-	37,656
December 29, 2016	-	82,000	48	-	-	82,048
	$842,950	$1,075,500	$33,049	$(207,623)	$1,567,384	$3,311,260

Less: Unamortized debt discount	$(223,181)					$(976,166)
Total note payable, net of debt discount	$619,769					$2,335,094
Current portion	$619,769					$2,335,094
Long term portion	$-					$-

8. Convertible Promissory Notes – Continued

On September 8, 2016 Company had transferred an aggregate of $15,304 plus accrued interest of $104,696 in Convertible Promissory Notes from one debt holder to another. The transfer was treated as a modification of the Convertible Promissory Notes. The Convertible Promissory Notes matures on September 8, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $90,498 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	241.19%
Risk free rate:	.85%

The initial fair values of the embedded debt derivative $78,957 was allocated as a debt discount of the note with the remainder $11,542 was charged to current period operations as interest expense.

On October 10, 2016 Company issued an aggregate of $102,369 Convertible Promissory Notes with no issuance costs that matures on October 10, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $74,334 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	241.19%
Risk free rate:	.85%

The initial fair values of the embedded debt derivative $74,334 was allocated as a debt discount and no amounts allocated to interest expense.

On October 19, 2016 Company issued an aggregate of $35,000 Convertible Promissory Notes with no issuance costs that matures on October 19, 2017. These notes bear 8% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 65% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $44,093 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	241.19%
Risk free rate:	.85%

The initial fair values of the embedded debt derivative $18,846 was allocated as a debt discount of the note with the remainder $25,247 was charged to current period operations as interest expense.

On October 27, 2016 Company issued an aggregate of $48,400 Convertible Promissory Notes with issuance cost of $8,400 that matures on October 27, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $27,583 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	241,19%
Risk free rate:	.85%

The initial fair values of the embedded debt derivative $27,583 was allocated as a debt discount up to the proceeds of the note and no amounts allocated to interest expense.

On October 31, 2016 Company issued an aggregate of $163,334 Convertible Promissory Notes with issuance cost of $16,334 that matures on October 31, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $63,303 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	241.19%
Risk free rate:	.85%

The initial fair values of the embedded debt derivative $63,303 was allocated as a debt discount and no amounts allocated to interest expense.

On November 14, 2016 Company issued an aggregate of $31,111 Convertible Promissory Notes with issuance cost of $6,111 that matures on November 14, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $47,670 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	241.19%
Risk free rate:	.85%

The initial fair values of the embedded debt derivative $25,000 was allocated as a debt discount of the note with the remainder $22,670 was charged to current period operations as interest expense.

On November 22, 2016 Company issued an aggregate of $29,700 Convertible Promissory Notes with issuance cost of $4,700 that matures on November 22, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $19,950 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	241.19%
Risk free rate:	.59%

The initial fair values of the embedded debt derivative $19,950 was allocated as a debt discount.

On November 30, 2016 Company issued an aggregate of $100,000 Convertible Promissory Notes with issuance cost of $13,000 that matures on November 30, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $63,665 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	241.19%
Risk free rate:	.59%

The initial fair values of the embedded debt derivative $63,665 was allocated as a debt discount and no amounts allocated to interest expense.

On December 23, 2016 Company issued an aggregate of $45,100 Convertible Promissory Notes with issuance cost of $7,600 that matures on December 23, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $22,112 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	241.19%
Risk free rate:	.85%

The initial fair values of the embedded debt derivative $22,112 was allocated as a debt discount and no amounts allocated to interest expense.

On December 29, 2016 Company issued an aggregate of $91,111 Convertible Promissory Notes with issuance cost of $9,111 that matures on December 29, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $68,524 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	241.19%
Risk free rate:	.85%

The initial fair values of the embedded debt derivative $68,524 was allocated as a debt discount up to the proceeds of the note and no amounts allocated to interest expense.

The modification of the Notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. During the six months ended December 31, 2016, $1,539,701 was recorded as loss on extinguishment of debt due to settlement agreement with note holders. The $1,539,701 consists of net increase in principal of convertible promissory notes of $1,429,501 (net of extinguished interests of $137,883), increase in principal of non-convertible promissory notes of $520,000, extinguished derivative liabilities for debt and warrants with fair values on date of conversion was $298,728 and $111,072 respectively.

During the three and six months period ended December 31, 2016 the Company amortized the debt discount on all the notes of $404,026 and $546,358, respectively to operations as expense including $28,957 and $33,052, respectively, for accretion expenses. During the three and six months period ended December 31, 2015 the Company amortized the debt discount on all the notes of $149,379 and $320,322, respectively, to operations as expense.

Derivative Liability - Debt

The fair value of the described embedded derivative on all debt was valued at $1,812,194 and $1,162,058 at December 31, 2016 and June 30, 2016, respectively, which was determined using the Black Scholes Model with the following assumptions:

	December 31, 2016	June 30, 2016
Dividend yield:	0%	0%
Volatility	241.2 – 267.9%	346.6 – 453.3%
Risk free rate:	0.62%-0.85%	0.39%-0.66%

The Company recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain of $270,809 and $1,070,492 for the six months ended December 31, 2016 and 2015, respectively. For the three months ending December 31, 2016 and 2015, a non-cash, non-operating gain of $1,239,892 and $8,660,230 was recorded respectively.

During the period ended December 31, 2016 and June 30, 2016 the Company reclassed the derivative liability of $305,763 and $768,175, respectively, to additional paid in capital on conversion of convertible note.

8. Convertible Promissory Notes – Continued

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2016 and June 30, 2016:

Derivative
Liability (convertible
promissory notes)
Balance, June 30, 2015	$1,646,448
Initial fair value at note issuances	1,027,009
Fair value of liability at note conversion	(768,175)
Mark-to-market at June 30, 2016	(743,224)
Balance, June 30, 2016	$1,162,058
Initial fair value at note issuances	1,525,435
Fair value of liability at note conversion	(305,763)
Extinguishment of derivative liability	(298,728)
Mark-to-market at December 31, 2016	(270,809)

Balance, December 31, 2016	$1,812,193
Net gain for the period included in earnings relating to the liabilities held at December 31, 2016	$270,809

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

During the period ended December 31, 2016 and the year ended June 30, 2016 no warrants were issued along with convertible note.

The fair value of the described embedded derivative on all warrants was valued at $270,055 at December 30, 2016 and $268,611 at June 30, 2016 which was determined using the Black Scholes Model with the following assumptions:

	December 31,	June 30, 2016
2016
Dividend yield:	0%	0%
Volatility	240.7 – 291.9%	229.1 – 275.4%
Risk free rate:	0.88 - 1.47%	0.71 – 1.01%

8. Convertible Promissory Notes – Continued

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2015	27,092	$100.98	3.79 years
Exercised	(120)	280.00	-
Issued	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance, June 30, 2016	26,972	$100.20	2.79 years
Exercised	-	-	-
Issued	-	-	-
Expired	-	-	-
Cancelled	(10,834)	164.80	-

Balance, December 31, 2016	16,138	$211.60	2.91 years

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2016 and June 30, 2016:

Derivative
Liability (warrants)
Balance, June 30, 2015	$143,375
Initial fair value of warrant derivatives at note issuances	-
Fair value of warrant exercised	(22,476)
Mark-to-market at June 30, 2016 – warrant liability	147,712
Balance, June 30, 2016	$268,611
Fair value of warrant cancelled	(111,073)
Mark-to-market at December 31, 2016 – warrant liability	112,517
Balance, December 31, 2016	$270,055

Net loss for the year included in earnings relating to the liabilities held at December 31, 2016	$112,517

The Company recorded fair value of the derivative liability on warrants to market resulting in non-cash, non-operating gain of $68,730 and $245,829 for the three months ended December 31, 2016, and 2015, respectively and non-cash, non-operating loss of $112,517 and $606,206 for the six months ended December 31, 2016, and 2015, respectively.

During the period ended December 31, 2016 and June 30, 2016 the Company reclassed the derivative liability on warrants of $Nil and $22,476, respectively, to additional paid in capital on exercise of warrants.

9. Related Party Transactions

During the six months ended December 31, 2016, the Company incurred consulting fees of $41,000 (December 31, 2015 - $1,115) and during the three months ended December 31, 2016, the Company incurred consulting fees of $17,000 (December 31, 2015 - $300) with directors and officers out of which there were no stock payments.

As of December 31, 2016, the Company repaid to a director for a non-interest bearing demand loan of $nil (Note 10) (June 30, 2016 – payable $nil). The balance outstanding for this loan is $115,000.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

10. Going Concern and Liquidity Considerations

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2016, the Company had a working capital deficiency of $5,011,884 (June 30, 2016 - $2,473,600) and an accumulated deficit of $53,610,023 (June 30, 2016 - $50,806,439). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Lease Commitment

On May 25, 2016, the Company entered into a sublease agreement for a term of twelve months and expiring on May 30, 2017. Future minimum rental payments required under operating lease (exclusive of other additional rent payments) are $5,993.

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

Operating results for the six months ended December 31, 2016 and 2015 for Alta Disposal Morinville Ltd. are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the unaudited condensed balance sheet.

A breakdown of the discontinued operations is presented as follow:

Consolidated Statements of Operations and Comprehensive Loss

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Selling, general and administrative	(49)	(24,496)	(80)	(78,570)

Loss from discontinued operations	$(49)	$(24,496)	$(80)	$(78,570)

Consolidated Balance Sheets	December 31,	June 30, 2016
	2016

Current assets:
Cash and cash equivalents	$1,183	$1,301
Receivable, net	631	651
Prepaid expenses	1,765	1,822

12. Discontinued Operations - continued

GST Receivable	15,732	16,237
	$19,312	$20,011
Current liabilities:
Accounts payable	$6,221	$6,420

13. Subsequent Events

The Company has evaluated subsequent events from January 1, 2017, through the date of this report, and determined there are no other items to disclose.

Convertible Secured Redeemable Note

On January 17, 2017 the Company issued an aggregate of $46,500 Convertible Secured Redeemable Note that matures on January 17, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On January 25, 2017 the Company issued an aggregate of $132,222 Convertible Secured Redeemable Note that matures on January 25, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On January 26, 2017 the Company issued an aggregate of $99,833 Convertible Secured Redeemable Note that matures on January 26, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On January 27, 2017 the Company issued an aggregate of $116,600 Convertible Secured Redeemable Note that matures on January 27, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On January 31, 2017, Union Capital LLC filed a complaint against our company in the United States District Court, Southern District of New York. The nature and circumstances of the complaint are further described in Item 1—Legal Proceedings of this Quarterly Report on Form 10-Q, the contents of which are hereby incorporated into this Item 5 by reference. As at the date of this report, we have engaged legal counsel and intend to respond to the complaint with an answer or motion in due course.

On February 3, 2017 the Company issued an aggregate of $80,850 Convertible Secured Redeemable Note that matures on January 26, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

Conversions

Subsequent to December 31, 2016, the following conversions occurred:

On January 2, 2017 the Company issued 24,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On January 4, 2017 the Company issued 23,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On January 5, 2017 the Company issued 25,014,107 common shares at a deemed price of $0.00065 per share for promissory note conversion.

On January 13, 2017 the Company issued 28,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On January 17, 2017 the Company issued 28,598,938 common shares at a deemed price of $0.00065 per share for promissory note conversion.

On January 19, 2017 the Company issued 26,063,507 common shares at a deemed price of $0.00065 per share for promissory note conversion.

On January 19, 2017 the Company issued 31,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On January 20, 2017 the Company issued 14,956,600 common shares at a deemed price of $0.00065 per share for promissory note conversion.

On January 23, 2017 the Company issued 32,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On January 24, 2017 the Company issued 23,441,660 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On January 25, 2017 the Company issued 34,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On January 30, 2017 the Company issued 30,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On January 31, 2017 the Company issued 34,031,250 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On February 6, 2017 the Company issued 38,625,200 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On February 8, 2017 the Company issued 35,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On February 13, 2017 the Company issued 44,588,820 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On February 16, 2017 the Company issued 10,864,000 common shares at a deemed price of $0.00125 per share for promissory note conversion.

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

Business Developments and Agreements During the Six Months Ended December 31, 2016

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

Pursuant to the letter agreement we will be entitled to recoup 100% of net revenue derived from the lease until we have recouped 100% of the $280,000 paid in consideration of the working interest. The agreement provides that PetroChase will serve as the operator and drill contractor for the project. The drilling of an initial well on the property was scheduled for fall of 2016. As at the date of this report, we are in dispute with Petrochase regarding its failure to drill a well in accordance with the agreement, and have given Petrochase notice of breach of contract. We have therefore indefinitely postponed delivery of the $30,000 management fee until this issue has been resolved.

Loans of Our Company

For the six months period ended December 31, 2016 and for the subsequent period, our company has received various loans from unrelated third party that are listed below. These loans are convertible into shares of our company pursuant to the terms of the loan agreements. In the descriptions below of the loans, the issuance of common shares pursuant to the conversion of debt pursuant to convertible promissory notes, and the issuance of common shares pursuant to the exercise of warrants, transactions are a on a post reverse stock split basis. All the loans, convertible promissory notes, and warrants include terms that make them subject to the share splits.

Loan with Inlight Capital Partners

As additional consideration for the settlement, our company issued a convertible promissory to InLight Capital Partners with an aggregate face value of $35,000 that matures on October 19, 2017. The Note bears 8% interest per annum and is convertible, at the option of the Holder, in whole or in part, into shares of our company’s common stock at a 35% discount to the lowest trading price occurring during the ten trading days prior to the notice of conversion.

Loan with VES Investment Trust

On April 19, 2016 we entered into a Securities Purchase Agreement with VES Investment Trust pursuant to which VES has purchased a Convertible Promissory Note dated April 19, 2016 in the aggregate principal amount of up to $30,000. As at October 18, 2016, there was $30,000.00 in unpaid principal on the note, plus accrued interest. On October 18, 2016, we entered into a Debt Settlement Agreement with VES Investment Trust pursuant to which we agreed to pay to VES Investment Trust $60,000 in two equal installments on January 2, 2017 and April 19, 2017, respectively.

Loan with JDF Capital Inc.

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

On September 27, 2016, we entered into an agreement with JDF Capital Inc.. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $64,900, with an issuance discount of $5,900 and legal fees of $4,000. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On October 10, 2016, our company entered into a securities purchase agreement with JDF Capital Inc. Pursuant to the terms of the agreement, JDF Capital acquired a 10% original issue discount convertible note with an aggregate face value of $102,369 in consideration for $93,062.50. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock at a 50% discount to the lowest trading price occurring during the 20 trading days prior to the notice of conversion.

On October 27, 2016, our company entered into a securities purchase agreement with JDF Capital Inc. Pursuant to the terms of the agreement, JDF Capital acquired a 10% original issue discount convertible note with an aggregate face value of $48,400, with an issuance discount of $4,000 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock at a 50% discount to the lowest trading price occurring during the 20 trading days prior to the notice of conversion.

On November 22, 2016 Company issued an aggregate of $29,700 Convertible Promissory Notes to JDF Capital Inc. in consideration for $25,000. The note matures on November 22, 2017 and bears 10% interest per annum. The Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On December 23, 2016 Company issued a $45,100 Convertible Promissory Notes to JDF Capital Inc. with issuance cost of $7,600 that matures on December 23, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On January 17, 2017, our company entered into a securities purchase agreement with JDF Capital Inc. Pursuant to the terms of the agreement, JDF Capital acquired a convertible note with an aggregate face value of $46,500 in consideration of $42,500 ($4,000 was deducted from the amount funded in respect of legal fees incurred by the purchaser). The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock at a 50% discount to the lowest trading price occurring during the 20 trading days prior to the notice of conversion.

On January 27, 2017, our company entered into a securities purchase agreement with JDF Capital Inc. Pursuant to the terms of the agreement, JDF Capital acquired a 10% original issue discount convertible note with an aggregate face value of $116,600, including a 10% issuance discount of $10,600, and $6,000 in legal fees deducted from the amount funded. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock at a 50% discount to the lowest trading price occurring during the 20 trading days prior to the notice of conversion.

On February 3, 2017, our company entered into a securities purchase agreement with JDF Capital Inc. Pursuant to the terms of the agreement, JDF Capital acquired a 10% original issue discount convertible note with an aggregate face value of $80,850, including a 10% issuance discount of $7,350, and $5,000 in legal fees deducted from the amount funded. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock at a 50% discount to the lowest trading price occurring during the 20 trading days prior to the notice of conversion.

Loan with Concord Holding Group LLC

On September 07, 2016, we entered into an agreement with Concord Capital Group LLC. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $116,000, with an issuance discount of $11,600. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 08, 2016, we entered into an agreement with Concord Capital Group LLC. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $27,778, with an issuance discount of $2,778. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 8, 2016, the Company had transferred an aggregate of $15,304 plus accrued interest of $104,696 in Convertible Promissory Notes from one debt holder to another. The transfer was treated as a modification of the Convertible Promissory Notes. The Convertible Promissory Notes matures on September 8, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 15, 2016, we entered into an agreement with Concord Capital Group LLC. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $257,778, with an issuance discount of $25,778. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On September 29, 2016, we entered into an agreement with Concord Capital Group LLC. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $61,112, with an issuance discount of $6,112. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On October 31, 2016, our company entered into a securities purchase agreement with Concord Holding Group LLC. Pursuant to the terms of the agreement, Concord acquired a convertible note bearing 10% interest with an aggregate face value of $163,334 with an issuance discount of $16,334 that matures on October 31, 2017. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock at a price equal to lesser of $0.005 or 50% discount to the lowest trading price occurring during the 20 trading days prior to the notice of conversion.

On November 14, 2016 Company issued an aggregate of $31,111 Convertible Promissory Notes to Concord Holding Group LLC in consideration for $28,000. The note matures on November 14, 2017 and bears 10% interest per annum. The Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On November 30, 2016 Company issued an aggregate of $100,000 Convertible Promissory Notes to Concord Holding Group LLC in consideration for $90,000. The Note matures on November 30, 2017 and bears 10% interest per annum. The Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On December 29, 2016 Company issued $91,111 Convertible Promissory Notes to Concord Holding Group LLC in consideration for $82,000. The Note matures on December 29, 2017 and bears 10% interest per annum. The Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On January 25, 2017 we issued a Secured Redeemable Note to Concord Holding Group, LLC with an aggregate value of $132,000 Convertible that matures on January 25, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On January 26, 2017 we issued a Secured Redeemable Note to Concord Holding Group, LLC with an aggregate value of $99,833 Convertible Secured Redeemable Note that matures on January 26, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On January 25, 2017 the Company issued an aggregate of $132,222 Convertible Secured Redeemable Note to Concord Holding Group, LLC in consideration for $119,000. The note matures on January 25, 2018and bears 10% interest per annum. The Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On January 26, 2017 the Company issued an aggregate of $99,833 Convertible Secured Redeemable Note to Concord Holding Group, LLC in consideration for $89,850. The note matures on January 26, 2018 and bears 10% interest per annum. The Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

Results of Operations

We have generated nominal revenues since inception and incurred $266,358 and $480,098 in operating expenses for the three and six month periods ended December 31, 2016.

The following provides selected financial data about our company for the three and six month periods ended December 31, 2016 and 2015.

Three months ended December 31, 2016 and 2015.

		Three months		Three months
		ended		ended
		December 31,		December 31,
		2016		2015
Revenue	$	Nil	$	Nil
Operating expenses		$266,358		$167,606
Other Income (expenses):
Interest expense		$(172,462)		$(255,178)
Gain on change in fair value of derivative liability		$1,308,622		$8,906,059
Amortization of debt discount		$(404,026)		$(149,379)
Bad-debt write off		$-		$-
Loss on disposal of business operations		$-		$(72)
Loss on extinguishment of liability		$(48,619)		$-
Loss from discontinued operations		$(49)		$(24,496)
Net Income		$417,108		$8,309,328

Operating expenses for the three months ended December 31, 2016 increase by $98,752 compared to the same period in 2015, primarily as a result of an increase in selling, and general and administrative expenses. Our financial statements indicate net income of $417,757 and $8,309,328 for the three month periods ended December 31, 2016 and 2015, respectively, due primarily to gains in the fair value of the derivative liabilities during those periods, offset by amortization of debt discount and interest expense.

Six months ended December 31, 2016 and 2015.

		Six months		Six months
		ended		ended
		December 31,		December 31,
		2016		2015
Revenue	$	Nil	$	Nil
Operating expenses		$480,098		$314,415
Other income (expenses):
Interest expense		$(395,678)		$(601,960)
Gain on change in fair value of derivative liability		$158,292		$464,286
Amortization of debt discount		$(546,358)		$(320,332)
Bad-debt write off		$-		$(20,000)
Gain on disposal of business operations	$			$7,565
Loss on extinguishment of liability		$1,539,701		$-
Loss from discontinued operations		$(80)		$(78,570)
Net loss		$(2,803,623)		$(863,416)

Operating expenses for the six months ended December 31, 2016 increase by $165,683 as compared to the same period in 2015 as a result of increased selling, general and administrative expenses, and increase mining expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2016, and June 30, 2016, respectively.

Working Capital

	As at	As at
	December 31,	June 30,
	2016	2016
Total current assets	$88,982	$48,007
Total current liabilities	$5,100,866	$2,521,607
Working capital (deficit)	$(5,011,884)	$(2,473,600)

Cash Flows

	Six Months		Six Months
	ended		ended
	December 31,		December 31,
	2016		2015
Net cash used in operating activities	$(403,689)		$(200,080)
Net cash used in investing activities	$(250,000)	$	Nil
Net cash provided by financing activities	$697,500		$158,000
Effect of foreign exchange on cash	$(449)		$(8,222)
Increase (Decrease) in cash	$43,362		$(50,302)

We had cash and cash equivalents of $68,570 as of December 31, 2016 compared to cash and cash equivalents of $25,208 as of June 30, 2016. We had a working capital deficit of $5,011,884 as of December 31, 2016 compared to a working capital deficit of $2,473,600 as of June 30, 2016.

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

These interim financial statements as of and for the three months ended December 31, 2016 and 2015 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the year ending June 30, 2017 or for any future period. All references to December 31, 2016 and 2015 in these footnotes are unaudited. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended June 30, 2016 included in the Company’s annual report on Form 10-K filed with the SEC on October 18, 2016.

Principal of Consolidation

The unaudited condensed financial statements include the accounts of our company, its wholly-owned subsidiary Alta Disposal Ltd., its 51% owned subsidiary Alta Disposal Morinville Ltd. (formerly Bluetap Resources Ltd.), and its 100% interest in Black Box Energy. Intercompany accounts and transactions have been eliminated in consolidation in conformity with the applicable accounting framework. Note that no transactions occurred within Black Box Energy for the six months ended December 31, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $68,570 and $25,208 in cash and cash equivalents at December 31, 2016 and June 30, 2016, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of December 31, 2016 and June 30, 2016, the Company had no deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

Non-controlling Interest

The 49% third party ownership of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.) at December 31, 2016 and 2015 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the year ended June 30, 2016 and period ending December 31, 2016 are reflected in the condensed statement of deficit.

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

Potentially dilutive securities are not presented in the computation of EPS since their effects are anti-dilutive. The total number of potential no. of dilutive shares is 1,549,537,677 at the period ending December 31, 2016.

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

The relevant translation rates are as follows: For the period ending December, 2016 closing rate at 0.7448 CDN$: US$, average rate at 0.7580 CDN$: US$ and for the year ended June 30, 2016 closing rate at 0.769 CDN$: US$, average rate at 0.7761 CDN$: US$. For the period ending December 31, 2015 closing rate at 0.7225 CDN$: US$, average rate at 0.7565 CDN$: US$

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at December 31, 2016 and June 30, 2016, our company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

During the year ended June 30, 2016 and period ending December 31, 2016, our company didn’t record any revenue under continuing operation.

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

Our company also follows the provisions of ASC 740-10 related to accounting for uncertain income tax positions. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of December 31, 2016, our company has had no uncertain tax positions. Our company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. Our company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.

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

Recent Accounting Pronouncements

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On January 31, 2017, Union Capital LLC filed a complaint against our company in the United States District Court, Southern District of New York. The complaint relates to the Securities Purchase Agreement between Union and our Company dated March 5, 2014. Pursuant to that agreement, we issued to Union Capital a $50,0000 convertible promissory note and a share purchase Warrant exercisable to purchase of 941,619 shares of our common stock at a price of $0.531 per share ($49,999.96 in the aggregate), subject to adjustment.

The complaints alleges, among other facts, that:

  On January 5, 2017, Union sent our company a Notice of Exercise to exercise 24,642,857 warrants pursuant to a “cashless exercise” at an adjusted price of .0005;
  in violation of the terms of the warrant, we failed to deliver the shares as set forth in the Notice of Exercise;
  we breached the Securities Purchase Agreement and the Warrant by: (i) failing to honor Union’s notice of exercise, (ii) failing to set aside shares sufficient to allow for exercise of the shares under the terms of the Warrant, and (iii) and failing to notify Union of certain adjustment to the price of the warrant.

Accordingly, Union seeks the following relief:

  that the Court enter an order requiring our Company to specifically perform the relevant agreements, including the Warrant, and to deliver immediately to Union 24,642,857 shares of our common stock pursuant to pursuant to the Notice of Exercise;
  that our Company establish and increase our share reserve, along with the necessary resolutions and acceptance of the legal opinions furnished by Union, sufficient to enable Union to sell the shares publicly without restriction;
  an award of damages in an amount to be determined at trial but in any event in excess of $276,000.00; and
  an award against our Company for costs and expenses incurred in the prosecution of this lawsuit, including reasonable legal fees.

As at the date of this report, we have engaged legal counsel and intend to respond to the complaint with an answer or motion in due course.

We know of no other material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2016 through to the date of this report, we made the following issuances of securities which were not registered under the Securities Act:

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

On November 14, 2016 we issued 12,500,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On November 15, 2016 we issued 12,787,240 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On November 22, 2016 we issued 14,056,700 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On November 23, 2016 we issued 13,800,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On November 28, 2016 we issued 12,729,680 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On November 30, 2016 we issued 15,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On November 30, 2016 we issued 12,474,080 common shares at a deemed price of $0.00075 per share for promissory note conversion.

On December 5, 2016 we issued 14,470,200 common shares at a deemed price of $0.00075 per share for promissory note conversion.

On December 8, 2016 we issued 17,800,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On December 8, 2016 we issued 16,046,133 common shares at a deemed price of $0.00075 per share for promissory note conversion.

On December 9, 2016 we issued 17,700,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On December 14, 2016 we issued 20,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On December 14, 2016 we issued 20,765,493 common shares at a deemed price of $0.00075 per share for promissory note conversion.

On December 20, 2016 we issued 22,300,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On December 27, 2016 we issued 22,023,125 common shares at a deemed price of $0.00065 per share for promissory note conversion.

On January 2, 2017 we issued 24,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On January 4, 2017 we issued 23,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On January 5, 2017 we issued 25,014,107 common shares at a deemed price of $0.00065 per share for promissory note conversion.

On January 13, 2017 we issued 28,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On January 17, 2017 we issued 28,598,938 common shares at a deemed price of $0.00065 per share for promissory note conversion.

On January 19, 2017 we issued 26,063,507 common shares at a deemed price of $0.00065 per share for promissory note conversion.

On January 19, 2017 we issued 31,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On January 20, 2017 we issued 14,956,600 common shares at a deemed price of $0.00065 per share for promissory note conversion.

On January 23, 2017 we issued 32,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On January 24, 2017 we issued 23,441,660 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On January 25, 2017 we issued 34,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On January 30, 2017 we issued 30,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On January 31, 2017 we issued 34,031,250 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On February 6, 2017 we issued 38,625,200 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On February 8, 2017 we issued 35,000,000 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On February 13, 2017 we issued 44,588,820 common shares at a deemed price of $0.0005 per share for promissory note conversion.

On February 6, 2017 the Company issued 10,864,000 common shares at a deemed price of $0.00125 per share for promissory note conversion.

We completed the above described issuances of common shares in reliance on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933.

We completed the above described issuances of common shares in reliance on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 31, 2017, Union Capital LLC filed a complaint against our company in the United States District Court, Southern District of New York. The nature and circumstances of the complaint are further described above in Item 1—Legal Proceedings of this Quarterly Report on Form 10-Q, the contents of which are hereby incorporated into this Item 5 by reference.

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

10.54	Convertible Promissory Note dated September 2, 2016 ($64,000) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.55 *	Securities Purchase Agreement dated August 12, 2016, 2016 with JDF Capital Inc.

10.56*	Convertible Promissory Note dated August 12, 2016 with JDF Capital Inc.

10.57*	Securities Purchase Agreement dated September 27, 2016 with JDF Capital Inc

10.58*	Convertible Promissory Note dated September 27, 2016 with JDF Capital Inc.

10.59*	Securities Purchase Agreement dated October 10, 2016 with JDF Capital Inc

10.60*	Convertible Promissory Note dated October 10, 2016 with JDF Capital Inc.

10.61	Convertible Promissory Note dated October 19, 2016 to Inlight Capital Partners. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)

10.62	Securities Purchase Agreement dated October 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)

10.63	Securities Purchase Agreement dated October 31, 2016 with Concord Holding Group, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)

10.64*	Convertible Promissory Note dated October 31, 2016 with Concord Holding Group, LLC

10.65*	Securities Purchase Agreement dated November 14, 2016 with Concord Holding Group, LLC

10.66*	Convertible Promissory Note dated November 14, 2016 with Concord Holding Group, LLC

10.67*	Securities Purchase Agreement dated November 22, 2016 with JDF Capital Inc, LLC

10.68*	Convertible Promissory Note dated November 22, 2016 with JDF Capital Inc, LLC

10.69*	Securities Purchase Agreement dated November 30, 2016 with Concord Holding Group, LLC

10.70*	Convertible Promissory Note dated November 30, 2016 with Concord Holding Group, LLC

10.71*	Securities Purchase Agreement dated December 23, 2016 with JDF Capital Inc

10.72*	Convertible Promissory Note dated December 23, 2016 with JDF Capital Inc.

10.73*	Securities Purchase Agreement dated January 17, 2017 with JDF Capital Inc.

10.74*	Convertible Promissory Note dated January 17, 2017 with JDF Capital Inc.

10.75*	Securities Purchase Agreement dated January 25, 2017 with Concord Holding Group, LLC

10.76*	Convertible Promissory Note dated January 25, 2017 with Concord Holding Group, LLC

10.77*	Securities Purchase Agreement dated January 26, 2017 with Concord Holding Group, LLC

10.78*	Convertible Promissory Note dated January 26, 2017 with Concord Holding Group, LLC

10.79*	Securities Purchase Agreement dated January 27, 2017 with JDF Capital Inc.

10.80*	Convertible Promissory Note dated January 27, 2017 with JDF Capital Inc.

10.81*	Securities Purchase Agreement dated February 3, 2017 with JDF Capital Inc.

10.82*	Convertible Promissory Note dated February 3, 2017 with JDF Capital Inc.

Exhibit
Number	Description
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference to our Annual Report on Form 10-KSB on September 28, 2007)
(21)	Subsidiaries of the Registrant
21.1	Alta Disposal Ltd., an Alberta, Canada corporation (wholly-owned) Black Box Energy, Inc., a Nevada corporation (wholly-owned)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

LITHIUM EXPLORATION GROUP, INC.
(Registrant)

Date: February 22, 2017	/s/Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)