Form 10-Q
period 2017-03-31
Lithium Exploration Group, Inc.
filed 2017-05-22
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission File Number: 000-54881

LITHIUM EXPLORATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1781911
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

4635 South Lakeshore Drive, Suite 200, Tempe, Arizona	85282-7127
(Address of principal executive offices)	(Zip Code)

(480) 641-4790
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

As of May 19, 2017, there were 2,089,152,021 shares of registrant’s common stock outstanding.

LITHIUM EXPLORATION GROUP, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(unaudited)

ASSETS

Current
Cash and cash equivalents	$196,221	$25,208
Prepaid expenses	1,100	2,788
Current assets held for sale (Note 12)	19,496	20,011
Total current assets	216,817	48,007
Deposit on PetroChase Inc. Investment (Note 6)	250,000	-

Total Assets	$466,817	$48,007

LIABILITIES AND DEFICIT

Current
Accounts payable and accrued liabilities	$159,649	$211,813
Litigation Provision (Note 13)	42,944	-
Promissory notes payable (Note 7)	30,000	-
Derivative liability – convertible promissory notes (Note 8)	3,376,672	1,162,058
Derivative liability – warrants (Note 8)	551,242	268,611
Due to related party (Note 9)	115,000	115,000
Convertible promissory notes – net of unamortized debt discount (Note 8)	2,245,962	619,769
Accrued interest – convertible promissory notes (Note 8)	127,900	137,936
Current liabilities held for sale (Note 12)	6,280	6,420

Total Current Liabilities	6,655,649	2,521,607

Commitments and contingencies

DEFICIT
Lithium Explorations Group, Inc. Stockholders’ Deficit
Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 10,000,000,000 (June 30, 2016 – 2,000,000,000) common shares, $0.001 par value Issued and outstanding: Nil preferred shares (June 30, 2016 – Nil) 1,334,479,557 common shares (June 30, 2016 – 119,772,784)	1,334,480	- 119,773
Additional paid-in capital	49,620,663	48,598,773
Accumulated other comprehensive loss	(33,984)	(33,731)

Accumulated deficit	(56,757,946)	(50,806,439)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(5,836,787)	(2,121,624)
Non-controlling interest	(352,045)	(351,976)
Total Deficit	(6,188,832)	(2,473,600)

Total Liabilities and Deficit	$466,817	$48,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		Three Months	Three Months	Nine Months	Nine Months
		Ended March	Ended March	Ended March	Ended March
		31, 2017	31, 2016	31, 2017	31, 2016

Revenue		$-	$-	$-	$-

Operating Expenses:
Mining (Notes 3 & 5)		50,160	-	87,792	5,000
Selling, general and administrative (Notes 3 & 5)		311,970	63,979	754,436	373,393
Total operating expenses		362,130	63,979	842,228	378,393

Loss from operations		(362,130)	(63,979)	(842,228)	(378,393)

Other income (expenses)
Interest expense (Note 8)		(2,067,330)	(97,758)	(2,463,008)	(699,719)
(Loss) gain on change in the fair value of derivative liability (Note 8)		(90,017)	112,247	68,275	576,533
Amortization of debt discount		(597,871)	(78,688)	(1,144,229)	(399,010)
Loss on settlement of warrants		(42,944)	-	(42,944)	-
Bad-debt write off		-	-	-	(20,000)
(Loss) gain on disposal of business operations		-	(96)	-	7,468
Gain (loss) on extinguishment of liability		12,400	-	(1,527,301)	-

Loss before income taxes		(3,147,892)	(128,274)	(5,951,435)	(913,121)

Provision for income taxes (Note 4)		-	-	-	-

Net loss from continued operations		(3,147,892)	(128,274)	(5,951,435)	(913,121)

Loss from discontinued operations		(61)	(290)	(141)	(78,860)

Net loss		(3,147,953)	(128,564)	(5,951,576)	(991,981)

Less: Net loss attributable to the non-controlling interest		(30)	(142)	(69)	(38,642)
	$
Net loss attributable to Lithium Exploration Group, Inc. Common shareholders		(3,147,923)	$(128,422)	$(5,951,507)	$(953,339)

Basic and Diluted loss per Common Share from continuing operations		$(0.00)	$(0.01)	$(0.01)	$(0.09)
Basic and Diluted loss per Common Share from discontinued operations		$-	$-	$-	$-

Basic and Diluted Weighted Average Number of Common Shares Outstanding		898,213,521	11,742,168	432,614,598	10,696,351

Comprehensive loss:
Net loss		$(3,147,953)	$(128,564)	$(5,951,576)	$(991,980)
Foreign currency translation adjustment		196	275	(253)	(7,947)
Comprehensive loss		(3,147,757)	(128,289)	(5,951,829)	(999,927)
Comprehensive loss attributable to non-controlling interest		(30)	(142)	(69)	(38,642)
Comprehensive loss attributable to Lithium Exploration Group, Inc.common shareholders		$(3,147,727)	$(128,147)	$(5,951,760)	$(961,285)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Shares		Additional	Accumulated
			Paid-in	Other	Accumulated
			Capital	Comprehensive	Deficit	Non-controlling	(Deficit)
	Number of	Amount	$	Loss	$	Interest	$
	Shares	$		$		$

Balance – June 30, 2016	119,772,784	$119,773	$48,598,773	$(33,731)	$(50,806,439)	$(351,976)	$(2,473,600)

Common shares issued for debt conversion and interest	1,214,706,773	1,214,707	(450,077)	-	-	-	764,630

Derivative liability transferred to additional paid in capital on conversion of note	-	-	1,471,967	-	-	-	1,471,967

Foreign currency translation loss	-	-	-	(253)	-	-	(253)

Net loss for the period	-	-	-	-	(5,951,507)	(69)	(5,951,576)

Balance – March 31, 2017	1,334,479,557	$1,334,480	$49,620,663	$(33,984)	$(56,757,946)	$(352,045)	$(6,188,832)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2017	2016

Cash Flows from Operating Activities
Net loss from continuing operations	$(5,951,435)	$(913,121)
Loss from discontinued operations	(141)	(78,860)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash interest expense	2,229,270	629,248
Common shares issued for interest	75,633	-
Gain (loss) on disposal of business operation	-	(7,468)
Loss on settlement of debt	42,944	-
Bad debt written-off		20,000
(Gain) on change in the fair value of derivative liability	(68,275)	(576,533)
Amortization of debt discount	1,144,229	399,010
Loss on extinguishment of debt and derivative liabilities	1,527,301	-

Changes in operating assets and liabilities:
Receivable, net	-	13,421
Prepaid expenses	1,688	-
Accrued interest	148,741	70,471
Accounts payable and accrued liabilities	(52,164)	105,644

Net cash used in operating activities from continuing operations	(902,209)	(338,188)
Net cash provided by operating activities from discontinued operations	375	51,338
Net cash used in operating activities	(901,834)	(286,850)

Cash Flows from Investing Activities
Investment in PetroChase Inc.	(250,000)	-
Net cash used in investing activities	(250,000)	-

Cash Flows from Financing Activities
Proceed from issuance of convertible promissory notes, net	1,323,100	238,000
Net cash provided by financing activities	1,323,100	238,000

Effect of foreign exchange	(253)	(7,947)

Increase (decrease) in cash and cash equivalents	171,013	(56,797)
Cash and cash equivalents - beginning of period	25,208	64,098
Cash and cash equivalents - end of period	$196,221	$7,301

Supplementary disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplementary non- cash Investing and Financing Activities:

Common stock issued for debt conversion	$688,996	$151,166
Derivative liability re-classed to additional paid in capital	$1,471,967	$302,262
Debt discount on issuance of convertible note and warrants	$2,218,019	$230,005
Initial derivative liability on note issuance	$4,447,289	$836,980
Interest reclassed to convertible note	$158,778	$5,680
Re-classification of discontinued assets and liabilities to additional paid in capital	$-	$60,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017

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

These interim financial statements as of and for the nine months ended March 31, 2017 and 2016 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending June 30, 2017 or for any future period. All references to March 31, 2017 and 2016 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended June 30, 2016, included in the Company’s annual report on Form 10-K filed with the SEC on October 18, 2016.

Principal of Consolidation

The unaudited condensed financial statements include the accounts of the Company, its wholly-owned subsidiary Alta Disposal Ltd., its 51% owned subsidiary Alta Disposal Morinville Ltd. (formerly Bluetap Resources Ltd.), and its 100% interest in Black Box Energy. Intercompany accounts and transactions have been eliminated in consolidation in conformity with the applicable accounting framework. Note that no transactions occurred within Black Box Energy for the nine months ended March 31, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $196,221 and $25,208 in cash and cash equivalents at March 31, 2017 and June 30, 2016, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of March 31, 2017 and June 30, 2016, the Company had no deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

Non-controlling Interest

The 49% third party ownership of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.) at March 31, 2017 and 2016 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the year ended June 30, 2016 and period ending March 31, 2017 are reflected in the condensed statement of deficit.

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

Potentially dilutive securities are not presented in the computation of EPS since their effects are anti-dilutive. The total number of potential no. of dilutive shares is 2,938,230,749 at the period ending March 31, 2017.

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

The relevant translation rates are as follows: For the period ending March 31, 2017 closing rate at 0.7519 CDN$: US$, average rate at 0.7571 CDN$: US$ and for the year ended June 30, 2016 closing rate at 0.769 CDN$: US$, average rate at 0.7761 CDN$: US$. For the period ending March 31, 2016 closing rate at 0.771 CDN$: US$, average rate at 0.7468 CDN$: US$

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As at March 31, 2017 and June 30, 2016, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

During the year ended June 30, 2016 and period ending March 31, 2017, the Company didn’t record any revenue under continuing operation.

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

The Company also follows the provisions of ASC 740-10 related to accounting for uncertain income tax positions. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of March 31, 2017, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.

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

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs”. The Board is issuing this update to amend the amortization period for certain purchased callable debt securities held at a premium, the Board is shortening the amortization period for the premium to the earliest call date. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. The Company does not anticipate the adoption of ASU 2017-01 will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) ("ASU 2016-18"). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) ("ASU 2016-15"). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted. The Company does not anticipate the adoption of ASU 2016-16 will have a material impact on its consolidated financial statements.

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

For the period ended March 31, 2017:

During the nine-months ended March 31, 2017, the Company issued 1,214,706,773 common shares at a deemed price ranging from $0.0005 to $0.00075 per share for promissory note and interest conversion valued at $764,630 (Note 6).

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through March 31, 2017 of approximately $16,320,558 will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $1,000,333 and $464,277 during the periods ended March 31, 2017 and 2016 respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2017. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2016, June 30, 2015, June 30, 2014, June 30, 2013 and June 30, 2012 are still open for examination by the Internal Revenue Service (IRS).

	For the nine months ended March 31, 2017
	Amount	Tax Effect (35%)

Loss before income tax	$5,951,435	$2,083,002

Shares issued for interest expenses	(75,633)	(26,472)
Non-cash interest expense	(2,229,270)	(780,244)
Loss on change in fair value of derivative liability - convertible notes and warrants and extinguishment of debt	(1,459,026)	(510,659)
Amortization of debt discount	(1,144,229)	(400,480)
Loss on settlement of debt	(42,944)	(15,030)

Total	1,000,333	350,117

Valuation allowance	(1,000,333)	(350,117)

Net deferred tax asset (liability)	$-	$-

	For the nine months ended March 31, 2016
	Amount	Tax Effect (35%)

Net loss	$913,121	319,592

Non-cash interest expense	(699,718)	(244.901)
Gain on change in fair value of derivative liability	576,533	201,787
Amortization of debt discount	(399,010)	(139,438)
Impairment	7,468	2,614

Total	398,393	139,438

Valuation allowance	(398,393)	(136,438)

Net deferred tax asset (liability)	$-	$-

5. Mineral Property Costs

Mineral Permit (Assignment Agreement with Lithium Exploration VIII Ltd.)

On December 16, 2010, the Company entered into an Assignment Agreement to acquire the following:

a.)	An undivided 100% right, title and interest in and to certain mineral permits located in the Province of Alberta, Canada.
b.)	All of the assignor’s right, title and interest in and to the Option Agreement.

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
b)	US$30,000 within three days upon the testing of the unit has been successfully completed

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

The first two payments have been made to PetroChase, Inc. as at December 31, 2016 and appear as Deposit on Balance sheet. The Company is currently in dispute with PetroChase regarding the well that was not drilled in accordance with the agreement, and has filed a complaint against PetroChase in the Superior Court of the State of Arizona on March 22, 2017. The management fee payments have been postponed until this issue has been resolved (See Note 11).

7. Promissory Notes

Summary of promissory notes at June 30, 2016 and March 31, 2017 is as follows:

	June 30, 2016	Reclassification (Transfer)	(Payments)	March 31, 2017
September 16, 2016	$ -	$ 460,000	$ (460,000)	$ -
October 18, 2016	-	60,000	(30,000)	30,000

Total	$ -	$ 520,000	$ (490,000)	$ 30,000

The above promissory notes are short-term notes that carry no interest. They are expected to be settled by cash with varying payment terms. All of the promissory notes are expected to be settled by the end of fiscal year 2017.

8. Convertible Promissory Notes

Summary of convertible promissory note at June 30, 2016 and March 31, 2017 is as follows:

	June 30,	Principal	Accretion	Total	Repaid	Transfer	March 31,
	2016	Issued	of	converted		(Loan	2017
			Issuance			Extinguished)
			Cost

February 13, 2013	$21,908	$-	$-	$-	$-	$-	$21,908
July 22, 2014	185,314	-	-	(162,789)	-	(15,304)	7,222
August 22, 2014	15,768	-	-	-	-	(15,768)	-
February 6, 2015	7,150	-	-	-	-	-	7,150
March 9, 2015	10,220					(10,220)	-
February 24, 2015	76,239	-	-	-	-	(76,239)	-
August 3, 2015	36,000	-	-	(36,000)	-	-	-
September 9, 2015	30,000	-	-	-	-	-	30,000
September 30, 2015	20,800	-	-	-	-	(20,800)	-
November 06, 2015	12,000	-	-	(12,000)	-	-	-
December 01, 2015	36,000	-	-	(18,000)	-	(18,000)	-
December 03, 2015	17,000	-	-	-	-	(17,000)	-
January 27, 2016	29,750	-	-	(24,750)	-	(5,000)	-
February 1, 2016	49,197	-	-	-	-	(49,197)	-
March 01, 2016	13,200	-	-	(13,200)	-	-	-
March 24, 2016	12,100	-	-	(12,100)	-	-	-
March 28, 2016	42,986	-	-	(2,216)	-	(40,770)	-
April 19, 2016	197,067	-	-	-	-	(197,067)	-
May 16, 2016	30,250	-	-	(30,250)	-	-	-
August 12, 2016	-	40,000	4,067	-	-	-	44,067
September 7, 2016	-	100,000	16,000	(169,920)	-	53,920	-
September 8, 2016	-	25,000	1,502	(120,000)	-	120,000	26,502
September 9, 2016	-	125,000	10,143	-	-	-	135,143
September 9, 2016	-	-	-	(87,772)	-	108,697	20,925
September 15, 2016	-	232,000	13,396	-	-	-	245,396
September 16, 2016	-	-	-	-	(232,500)	235,500	-
September 19, 2016	-	-	-	-	-	1,398,000	1,398,000
September 27, 2016	-	110,000	7,739	-	-	-	117,739
October 10, 2016	-	-	4,345	-	-	93,063	97,408
October 19, 2016	-	-	-	-	-	35,000	35,000
October 27, 2016	-	40,000	3,365	-	-	-	43,365
October 31, 2016	-	147,000	6,544	-	-	-	153,544
November 14, 2016	-	25,000	2,135	-	-	-	27,135
November 22, 2016	-	25,000	1,572	-	-	-	26,572
November 30, 2016	-	87,000	4,091	-	-	-	91,091
December 23, 2016	-	37,500	1,923	-	-	-	39,423
December 29, 2016	-	82,000	2,211	-	-	-	84,211
January 17, 2017	-	42,500	1,639	-	-	-	44,139
January 25, 2017	-	100,000	5,310	-	-	-	105,310
January 26, 2017	-	68,500	5,043	-	-	-	73,543
January 27, 2017	-	100,000	2,738	-	-	-	102,738
February 3, 2017	-	68,500	1,804	-	-	-	70,304
March 1, 2017	-	316,800	3,735	-	-	-	320,535
March 13, 2017	-	75,000	513	-	-	-	75,513
March 20, 2017	-	198,800	453	-	-	-	199,253

	$842,950	$2,045,600	$100,268	$(688,997)	$(232,500)	$1,575,882	$3,643,201

Less: Unamortized debt discount	$(223,181)	-	-	-	-	-	$(1,397,239)
Total note payable, net of debt discount	$619,769	-	-	-	-	-	$2,245,962
Current portion	$619,769	-	-	-	-	-	$2,245,962
Long term portion	$-	-	-	-	-	-	$-

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

The initial fair values of the embedded debt derivative $22,112 was allocated as a debt discount.

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

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet* date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $68,524 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	241.19%
Risk free rate:	.85%

The initial fair values of the embedded debt derivative $68,524 was allocated as a debt discount up to the proceeds of the note and no amounts allocated to interest expense.

On January 17, 2017 Company issued an aggregate of $51,150 Convertible Promissory Notes with issuance cost of $8,650 that matures on January 17, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $218,566 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	284.38%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $42,500 was allocated as a debt discount up to the proceeds of the note with the remainder $176,066 charged to current period operations as interest expense.

On January 25, 2017 Company issued an aggregate of $132,222 Convertible Promissory Notes with issuance cost of $32,222 that matures on January 25, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $594,279 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	284.38%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $100,000 was allocated as a debt discount up to the proceeds of the note with the remainder $494,279 charged to current period operations as interest expense.

On January 26, 2017 Company issued an aggregate of $99,833 Convertible Promissory Notes with issuance cost of $31,333 that matures on January 26, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $552,754 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	284.38%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $68,500 was allocated as a debt discount up to the proceeds of the note with the remainder $484,254 charged to current period operations as interest expense.

On January 27, 2017 Company issued an aggregate of $116,600 Convertible Promissory Notes with issuance cost of $16,600 that matures on January 27, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $269,317 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	284.38%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $100,000 was allocated as a debt discount up to the proceeds of the note with the remainder $169,317 charged to current period operations as interest expense.

On February 3, 2017 Company issued an aggregate of $80,850 Convertible Promissory Notes with issuance cost of $12,350 that matures on February 3, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $241,447 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	284.38%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $68,500 was allocated as a debt discount up to the proceeds of the note with the remainder $172,947 charged to current period operations as interest expense.

On March 1, 2017 Company issued an aggregate of $181,209 Convertible Promissory Notes with issuance cost of $22,809 that matures on March 1, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $130,829 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	284.38%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $130,829 was allocated as a debt discount up to the proceeds of the note and no amounts allocated to interest expense.

On March 1, 2017 Company issued an aggregate of $183,056 Convertible Promissory Notes with issuance cost of $24,656 that matures on March 1, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $261,920 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	284.38%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $158,400 was allocated as a debt discount up to the proceeds of the note with the remainder $103,520 charged to current period operations as interest expense.

On March 13, 2017 Company issued an aggregate of $85,800 Convertible Promissory Notes with issuance cost of $10,800 that matures on March 13, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $153,245 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	284.38%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $75,000 was allocated as a debt discount up to the proceeds of the note with the remainder $78,245 charged to current period operations as interest expense.

On March 20, 2017 Company issued an aggregate of $85,800 Convertible Promissory Notes with issuance cost of $10,800 that matures on March 20, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $119,337 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	284.38%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $75,000 was allocated as a debt discount up to the proceeds of the note with the remainder $44,337 charged to current period operations as interest expense.

On March 28, 2017 Company issued an aggregate of $141,680 Convertible Promissory Notes with issuance cost of $17,880 that matures on March 28, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to lesser of $0.005 or 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $226,203 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	284.38%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $123,800 was allocated as a debt discount up to the proceeds of the note with the remainder $102,403 charged to current period operations as interest expense.

The modification of the Notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. During the nine months ended March 31, 2017, $1,527,301 was recorded as loss on extinguishment of debt due to settlement agreement with note holders. The $1,527,301 consists of net increase in principal of convertible promissory notes of $1,417,101 (net of extinguished interests of $158,778), increase in principal of non-convertible promissory notes of $520,000, extinguished derivative liabilities for debt and warrants with fair values on date of conversion was $298,728 and $111,072 respectively.

During the three and nine months period ended March 31, 2017 the Company amortized the debt discount on all the notes of $597,871 and $1,144,229, respectively to operations as expense including $67,219 and $100,270, respectively, for accretion expenses. During the three and nine months period ended March 31, 2016 the Company amortized the debt discount on all the notes of $78,688 and $399,010 to operations as interest expense, respectively.

During the three and nine months ended March 31, 2017, $232,500 cash was paid to note holders and the derivative liability on such notes were charged as a gain on change in fair value of derivative liability. No cash payments were made to note holders for the three and nine months ended March 31, 2016

Derivative Liability - Debt

The fair value of the described embedded derivative on all debt was valued at $3,376,673 and $1,162,058 at March 31, 2017 and June 30, 2016, respectively, which was determined using the Black Scholes Model with the following assumptions:

	March 31, 2017	June 30, 2016
Dividend yield:	0%	0%
Volatility	264.4 – 284.4%	346.6 – 453.3%
Risk free rate:	1.03%	0.39%-0.66%

The Company recorded change in fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain (loss) of $461,979 and $828,693 for the nine months ended March 31, 2017 and 2016, respectively. For the three months ending March 31, 2017 and 2016, a non-cash, non-operating gain (loss) of $191,170 and $(241,359) was recorded respectively.

During the period ended March 31, 2017 and year ended June 30, 2016 the Company reclassed the derivative liability of $1,471,967 and $768,175, respectively, to additional paid in capital on conversion of convertible note.

8. Convertible Promissory Notes – Continued

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2017 and June 30, 2016:

Derivative
Liability (convertible
promissory notes)
Balance, June 30, 2015	$1,646,448
Initial fair value at note issuances	1,027,009
Fair value of liability at note conversion	(768,175)
Mark-to-market at June 30, 2016	(743,224)
Balance, June 30, 2016	$1,162,058
Initial fair value at note issuances	4,447,288
Fair value of liability at note conversion	(1,471,967)
Extinguishment of derivative liability	(298,728)
Mark-to-market at March 31, 2017	(461,979)

Balance, March 31, 2017	$3,376,672
Net gain for the period included in earnings relating to the liabilities held at March 31, 2017	$461,979

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

During the period ended March 31, 2017 and the year ended June 30, 2016 no warrants were issued along with convertible note.

The fair value of the described embedded derivative on all warrants was valued at $551,242 at March 31, 2017 and $268,611 at June 30, 2016 which was determined using the Black Scholes Model with the following assumptions:

	March 31, 2017	June 30, 2016
Dividend yield:	0%	0%
Volatility	252.2%	229.1 – 275.4%
Risk free rate:	1.03%	0.71 – 1.01%

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2015	27,092	$100.98	3.79 years
Exercised	(120)	280.00	-
Issued	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance, June 30, 2016	26,972	$100.20	2.79 years
Exercised	-	-	-
Issued	-	-	-
Expired	(550)	280.00	-
Cancelled	(10,834)	164.80	-

Balance, March 31, 2017	15,588	$213.50	2.76 years

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2017 and June 30, 2016:

Derivative
Liability (warrants)
Balance, June 30, 2015	$143,375
Initial fair value of warrant derivatives at note issuances	-
Fair value of warrant exercised	(22,476)
Mark-to-market at June 30, 2016 – warrant liability	147,712
Balance, June 30, 2016	$268,611
Fair value of warrant cancelled	(111,073)
Mark-to-market at March 31, 2017 – warrant liability	393,704
Balance, March 31, 2017	$551,242

Net loss for the year included in earnings relating to the liabilities held at March 31, 2017	$393,704

The Company recorded change in fair value of the derivative liability on warrants to market resulting in non-cash, non-operating (loss) gain of $(281,187) and $354,046 for the three months ended March 31, 2017, and 2016, respectively and non-cash, non-operating loss of $(393,704) and $(252,160) for the nine months ended March 31, 2017 and 2016, respectively.

During the period ended March 31, 2017 and June 30, 2016 the Company reclassed the derivative liability on warrants of $Nil and $22,476, respectively, to additional paid in capital on exercise of warrants.

9. Related Party Transactions

During the nine months ended March 31, 2017, the Company incurred consulting fees of $65,000 (March 31, 2016 - $1,115) and during the three months ended March 31, 2017, the Company incurred consulting fees of $24,000 (March 31, 2016 - $nil) with directors and officers out of which there were no stock payments.

As of March 31, 2017, the Company repaid to a director for a non-interest bearing demand loan of $nil (Note 10) (June 30, 2016 – payable $nil). The balance outstanding for this loan is $115,000.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

10. Going Concern and Liquidity Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2017, the Company had a working capital deficiency of $6,438,832 (June 30, 2016 - $2,473,600) and an accumulated deficit of $56,757,946 (June 30, 2016 - $50,806,439). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Litigation

On March 22, 2017, our wholly-owned subsidiary, Black Box Energy, Inc. (“BBE”), filed a complaint in the Superior Court of the State of Arizona (Maricopa County) against PetroChase, Inc., Warren County PC#1, LLC, Stephen R. Moore and Sheree Moore, as well as certain unidentified, predecessor and success corporations, parent corporations or subsidiaries of the defendants (collectively the “Defendants”).

In 2016 the Defendant, Stephen R. Moore, on behalf of PetroChase, solicited investment from our Company to subscribe to a 50% (of 70%) working interest in the McKean County Project wells. On September 9, 2016, BBE entered into a letter agreement with PetroChase to acquire a 50% (of 70%) working interest in the wells, in addition access to the wells for the purposes of the developing our mechanical ultrasound technology for use in water purification. BBE paid $250,000 to PetroChase in consideration of the rights granted, which funds were to be used for costs associated with development of the wells. Drilling of the wells was to be commenced within a reasonable time and was to continue until all the wells were completed. To date, drilling of the wells has not been completed.

The complaint seeks a return of the $250,000 for breach of the letter agreement, treble damages ($750,000 in the aggregate), plus attorney’s fees, costs, and punitive damages. The Company has engaged legal counsel and intends to respond to the complaint with an answer or motion in due course.

From time to time we may be a defendant and plaintiff in various other legal proceedings arising in the normal course of our business. Except as disclosed above, we are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

12. Discontinued Operations

On September 4, 2015, the Company entered into an Asset Purchase agreement whereby the Company sells the net assets of Alta Disposal Morinville Ltd. (of which the Company had acquired 51% interest on October 18, 2013) for total purchase price of CDN$10,000.

Operating results for the nine months ended March 31 2017 and 2016 for Alta Disposal Morinville Ltd. are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the unaudited condensed balance sheet.

A breakdown of the discontinued operations is presented as follow:

Consolidated Statements of Operations and Comprehensive Loss

	Three Months	Three Months	Nine Months	Nine Months
	Ended March 31,	Ended March	Ended March 31,	Ended March 31,
	2017	31, 2016	2017	2016

Revenue	$-	$-	$-	$-
Selling, general and administrative	(61)	(290)	(141)	(78,860)

Loss from discontinued operations	$(61)	$(290)	$(141)	$(78,860)

Consolidated Balance Sheets	March 31, 2017	June 30, 2016

Current assets:
Cash and cash equivalents	$1,195	$1,301
Receivable, net	637	651
Prepaid expenses	1,782	1,822
GST Receivable	15,882	16,237
	$19,496	$20,011
Current liabilities:
Accounts payable	$6,280	$6,420

13. Provisions

On January 5, 2017 Warrant holder exercised warrants to acquire 24,642,857 shares at an adjusted price of $0.0005. The Company did not have sufficient authorized and allotted shares to meet the obligation. A lawsuit was filed on January 31, 2017 by the warrant holder against the Company.

The lawsuit was subsequently settled on April 6, 2017 for 90,000,000 shares of the Company’s common stock.

Under the terms of ASC 450-20, management must assess the likelihood of loss and determine whether any liability should be accrued with connection to the lawsuit. The Company evaluated the terms and determined that the most representative accrual was the fair value of the settled shares, less the fair value $42,944, which was recorded on the statement of operations.

14. Subsequent Events

The Company has evaluated subsequent events from April 1, 2017, through the date of this report, and determined there are no other items to disclose.

Joint Development and Option Agreement

On April 13, 2017, the Company’s wholly-owned subsidiary, Black Box Energy, Inc. (“BBE”), entered into a Joint Development and Option Agreement with White Top Oil & Gas, LLC (“White Top”), a Louisiana limited liability company (the “White Top Agreement”), under which White Top is the designee to a funding agreement to finance and participate in the completion of certain oil and gas development, exploration and operating activities on certain lands located in Sulphur, Louisiana (the “White Top Field”). Under the terms of the White Top Agreement, BBE has advanced approximately $680,000 to White Top as consideration to White Top for the option to convert and the right to repayment of payouts for the necessary capital, overrating, technical, and related support costs necessary to further develop the White Top Field. White Top’s rights to repayment of the monies received from BBE shall be limited to funding from certain payouts received under terms agreed by the parties under such joint development project, as mutually agreed.

Convertible Secured Redeemable Notes

On April 4, 2017 the Company issued an aggregate of $141,627 Convertible Secured Redeemable Note that matures on April 4, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On May 2, 2017 the Company issued an aggregate of $28,600 Convertible Secured Redeemable Note that matures on May 2, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On May 5, 2017 the Company issued an aggregate of $28,600 Convertible Secured Redeemable Note that matures on May 5, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On May 17, 2017, the Company issued an aggregate of $687,850 Convertible Promissory Notes that mature on May 15, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at the lesser of $0.005 per share or at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

Conversions

Subsequent to March 31, 2017, the following conversions occurred:

On April 3, 2017 the Company issued 32,928,075 common shares at a deemed price of $0.0008 per share for promissory note and interest conversion.

On April 4, 2017 the Company issued 36,263,400 common shares at a deemed price of $0.00075 per share for promissory note and interest conversion.

On April 4, 2017 the Company issued 60,000.000 common shares at a deemed price of $0.00075 per share for promissory note conversion.

On April 4, 2017 the Company issued 90,000.000 common shares for warrant settlement agreement as discussed in note 13.

On April 7, 2017 the Company issued 38,715,966 common shares at a deemed price of $0.0006 per share for promissory note and interest conversion.

On April 13, 2017 the Company issued 60,000.000 common shares at a deemed price of $0.00055 per share for promissory note conversion.

On April 19, 2017 the Company issued 42,367,109 common shares at a deemed price of $0.00055 per share for promissory note and interest conversion.

On April 20, 2017 the Company issued 50,083,181 common shares at a deemed price of $0.00055 per share for promissory note and interest conversion.

On April 20, 2017 the Company issued 70,000.000 common shares at a deemed price of $0.00055 per share for promissory note conversion.

On April 24, 2017 the Company issued 51,849,000 common shares at a deemed price of $0.00045 per share for promissory note and interest conversion.

On April 26, 2017 the Company issued 80,000.000 common shares at a deemed price of $0.0004 per share for promissory note conversion.

On April 28, 2017 the Company issued 42,465,733 common shares at a deemed price of $0.0003 per share for promissory note and interest conversion.

On May 12, 2017, the Company issued 100,000,000 common shares to settle warrants under a warrant termination agreement. No other consideration was paid as part of the settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

            This report contains forward-looking statements. The following discussion should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K, as filed with the Securities & Exchange Commission on October 18, 2016. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in a quarterly report on Form 10-Q may include statements about our:

•	ability to continue as a going concern;
•	ability to obtain sufficient capital or strategic business arrangements to maintain our operations and realize our business plan;
•

the marketability of natural resources and how that will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable;

•	belief that exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuation of our operations;
•	belief that any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability;
•	expenditures not resulting in commercially successful products;
•	ability to attract and retain key scientific or management personnel and to expand our management team;
•	accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing; and
•	extensive industry regulation, and how that will continue to have a significant impact on our business.

            These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended June 30, 2016, as filed with the Securities & Exchange Commission on October 18, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

            Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform these statements to actual results.

            As used in this quarterly report and unless otherwise indicated, the terms “we,” “us,” “our” or the “Company” refer to Lithium Exploration Group, Inc. a Nevada corporation, including our wholly-owned subsidiaries, Alta Disposal Ltd., an Alberta, Canada corporation (“Alta Disposal”), Black Box Energy, Inc., a Nevada corporation (“Black Box Energy”), and our 51% owned subsidiary, Alta Disposal Morinville Ltd., an Alberta, Canada corporation (“ADM”), unless otherwise indicated. Unless otherwise specified, all dollar amounts are expressed in United States dollars. Our common stock is currently listed on the OTC Market, OTC Pink tier, under the symbol “LEXG”.

Disclosure Adjustments for Reverse Stock Split

            On January 19, 2015, our board of directors consented to effect a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for one 1 new share of common stock. The reverse stock split was reviewed and approved for filing by the Financial Industry Regulatory Authority (“FINRA”) effective February 25, 2015. Our authorized capital was not affected by the reverse stock split.

            On July 13, 2015, our board of directors consented to effect a reverse stock split of our issued and outstanding shares of common stock on a basis of 200 old shares of common stock for 1 new share of common stock. The reverse stock split was reviewed and approved for filing by FINRA effective September 30, 2015. Our authorized capital was not affected by the reverse stock split.

            In this quarterly report and in the accompanying audited financial statements and notes, the above described reverse splits are reflected retroactively in the descriptions of shares and warrants and their corresponding issuance and exercise prices, except where otherwise indicated.

Corporate History

            We are a U.S.-based exploration and development company focused on the acquisition and development potential of lithium brines and other precious metals that demonstrate high probability for near-term production. Currently the company is focused testing its SonCav Technology and the acquisition of oil and gas related assets in Western Canada. We were incorporated on May 31, 2006 in the State of Nevada under the name “Mariposa Resources, Ltd.” Effective November 30, 2010, we changed our name to “Lithium Exploration Group, Inc.,” by way of a merger with our wholly-owned subsidiary Lithium Exploration Group, Inc., which was formed solely for the change of name.

            Our executive offices are located at 4635 South Lakeshore Drive, Suite 200, Tempe, AZ 85282-7127. The telephone number for our Tempe office is (480) 641-4790. We also have an office at 840 6th Ave. SW, Suite 300, Calgary, Alberta T2P 3E5. The telephone number for our Calgary office is (403) 930-1925.

            On October 18, 2013, we completed, through our then wholly owned subsidiary, Alta Disposal Ltd. (formerly 1617437 Alberta Ltd.), an Alberta, Canada corporation, the acquisition of 51% of the shares of Blue Tap Resources Inc. for total payment of CAD$466,547. As of September 30, 2013, CAD$300,000 (US$294,908) was paid regarding the acquisition. As a result of the acquisition, Blue Tap Resources Inc. became a partially-owned subsidiary of our company through our wholly owned subsidiary, Alta Disposal Ltd. On January 22, 2014, Blue Tap Resources Inc. changed its name to Alta Disposal Morinville Ltd. Effective September 4, 2015, we entered into an asset purchase agreement with Cancen Oil Canada whereby we sold all right, title and interest of Alta Disposal Morinville Ltd. assets for total purchase price of CAD$10,000 (approximately USD$7,531).

            On August 20, 2013, we entered into a letter of intent with Tero Oilfield Services Ltd. (“Tero”), a private company, pursuant to which Tero agreed to sell up to 75% of the issued and outstanding common shares of Tero to our company in exchange for payment in the amount of $1,500,000.

            On March 1, 2014, Alta Disposal, our wholly-owned subsidiary, entered into a share purchase agreement with Tero and Garry Hofmann, the sole shareholder of Tero. Pursuant to the agreement, Mr. Hofmann agreed to sell and we agreed to purchase 50% of the issued and outstanding common shares of Tero in exchange for an aggregate of CAD$1,000,000. As part of the share purchase by Alta Disposal, on February 22, 2014, Tero declared a dividend in the amount of $307,104, payable to Mr. Hofmann by way of a promissory note. As a result of the share purchase agreement, Tero is now a partially owned (50%) subsidiary of our company. Additionally, Alta Disposal, Tero and Mr. Hofmann entered into an option agreement entitling Alta Disposal to purchase up to an additional 25% of the issued and outstanding common shares of Tero from Mr. Hofmann, exercisable at a price of $500,000 for a period of one year. On May 1, 2015, our company entered into a share purchase agreement with an individual and disposed of our 50% interest in Tero in consideration for $300,000.

            On October 17, 2014, we amended our Articles of Incorporation, which amendment was filed with the Nevada Secretary of State on October 17, 2014, to increase the authorized capital of our common shares from 500,000,000 common shares, par value $0.001, to 2,000,000,000 common shares, par value $0.001. Our authorized capital consists of 2,000,000,000 common shares and 100,000,000 preferred shares, all with a par value of $0.001.

            On January 19, 2015, we received written consent from our Board of Directors to effect a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for 1 new share of common stock. Stockholders of our company originally approved the reverse stock split on October 14, 2014 at a special meeting. The reverse stock split was reviewed and approved for filing by FINRA, effective February 25, 2015, and we were assigned CUSIP number 53680P209, effective that same date. Our authorized capital was not affected by the reverse stock split.

            On June 22, 2015, in accordance with our Articles of Incorporation, our Board of Directors designated 250,000 of our 100,000,000 authorized shares of Preferred Stock as “Series A Preferred Stock”, par value $0.001, (the “Series A Preferred”). The Series A Preferred ranks senior to our common stock, carrying general voting rights with the common stock at the rate of 62 votes per Series A Preferred share. The Series A Preferred will be deemed cancelled within one year of issuance and are not entitled to share in dividends or other distributions. So long as any shares of Series A Preferred are outstanding, the affirmative vote of not less than 75% of those outstanding shares of Series A Preferred will be required for any change to our Articles of Incorporation. As of March 31, 2017, there are zero shares of Series A Preferred outstanding.

            On July 9, 2015, our Board of Directors approved a settlement agreement dated June 25, 2015 among our company, JDF Capital Inc., and our wholly-owned subsidiary, Alta Disposal Ltd. Previously, pursuant to a general security agreement dated July 22, 2014, JDF Capital Inc. was granted a first-ranking security interest over all current and future assets of Alta Disposal Ltd., in full guarantee of a $708,000 loan to our Company. Pursuant to the settlement agreement, JDF Capital Inc. and its assign, Blue Citi LLC, agreed to release and discharge their general security interest in consideration of the issuance of 130,000 shares of Series A Preferred. These shares were subsequently cancelled on December 5, 2015.

            On July 13, 2015, our Board of Directors approved an increase in our authorized capital from 2,000,000,000 shares of common stock, par value $0.001, to 10,000,000,000 shares of common stock, par value of $0.001 per share, and a reverse stock split on a basis of up to 200 old shares of common stock for 1 share of common stock. The increase of authorized capital and stock split was approved by shareholders on July 13, 2015. A Definitive Schedule 14C was filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2015. On September 9, 2015, we filed with the Nevada Secretary of State a Certificate of Amendment to our Articles of Incorporation increasing our authorized capital from 2,000,000,000 shares of common stock, par value $0.001, to 10,000,000,000 shares of common stock, par value of $0.001 per share. The reverse stock split was reviewed and approved for filing by FINRA, effective September 30, 2015, and we were assigned CUSIP number 53680P308, effective that same date.

            Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Recent Business Developments and Agreements During the Nine Months Ended March 31, 2017

            For the nine months ended March 31, 2017, our company has received various loans from unrelated third parties that are listed below. These loans are convertible into shares of our company pursuant to the terms of the loan agreements. In the descriptions below of the loans, the issuance of common shares pursuant to the conversion of debt pursuant to convertible promissory notes, and the issuance of common shares pursuant to the exercise of warrants, transactions are a on a post reverse stock split basis. All of the loans, convertible promissory notes, and warrants include terms that make them subject to the share splits.

Loan Agreements

Loan with Inlight Capital Partners

            As additional consideration for the settlement, our company issued a convertible promissory to InLight Capital Partners with an aggregate face value of $35,000 that matures on October 19, 2017. The Note bears 8% interest per annum and is convertible, at the option of InLight Capital Partners, in whole or in part, into shares of our common stock at a 35% discount to the lowest trading price occurring during the ten trading days prior to the notice of conversion.

Loan with VES Investment Trust

            On April 19, 2016, we entered into a securities purchase agreement with VES Investment Trust (“VES”) pursuant to which VES had purchased a convertible promissory note dated April 19, 2016 in the aggregate principal amount of up to $30,000. As at October 18, 2016, there was $30,000 in unpaid principal on the note, plus accrued interest. On October 18, 2016, we entered into a debt settlement agreement with VES pursuant to which we agreed to pay to VES $60,000 in two equal installments on January 2, 2017 and April 19, 2017, respectively. We paid both of these installments on January 30, 2017 and April 10, 2017, respectively.

Loans with JDF Capital Inc.

            On August 12, 2016, we entered into an agreement with JDF Capital Inc (“JDF”). Pursuant to the agreement, in consideration of $37,000 paid to our company, we issued to JDF a convertible promissory note in the aggregate principal amount of $42,500, which amount is inclusive of prepaid interest at the rate of 10% per annum and $2,500 for legal expenses. The promissory note is due and payable on August 12, 2017 and will bear additional interest after maturity at the rate of 10% per annum. The note is convertible at the option of the holder into common shares of our company at a price per share equal to 65% of the lowest trading price of our common stock as reported on the OTC Markets electronic quotation system during the twenty trading days ending on the date the applicable conversion notice is received by our company.

            On September 2, 2016, we entered into a loan agreement with JDF pursuant to which JDF provided our company with a bridge loan in the amount of $50,000. The loan bears interest at the rate of 10% per annum and is due November 2, 2016. In the event the loan is not repaid on maturity, as additional consideration to JDF, we have agreed to amend the conversion discount of an earlier convertible promissory note held by JDF from July 22, 2015 for $708,000 from 35% to a 50% discount to market price. In September, 2016 we prepaid $50,082 to JDF in full settlement of all principal and interest outstanding pursuant to this loan agreement.

            On September 9, 2016, we entered into a loan agreement with JDF, pursuant which JDF acquired a 10% convertible note with an aggregate face value of $144,100, with an issuance discount of $13,100 and legal fees of $6,000. The note matures in one year. The holder is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to 65% of the lowest trading price of the Company’s common stock, as reported on the OTC Markets for the twenty prior trading days including the day upon which a notice of conversion is received.

            On September 27, 2016, we entered into a loan agreement with JDF, pursuant which JDF acquired a 10% convertible note with an aggregate face value of $64,900, with an issuance discount of $5,900 and legal fees of $4,000. The note matures in one year. The holder is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or a 50% discount of the lowest trading price of the common stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a notice of conversion is received.

            On October 10, 2016, we entered into a securities purchase agreement with JDF. Pursuant to the terms of the agreement, JDF acquired a 10% original issue discount convertible note with an aggregate face value of $102,369 in consideration for $93,062.50. The note matures in one year. The holder is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our common stock at a 50% discount to the lowest trading price occurring during the twenty trading days prior to the notice of conversion.

            On October 27, 2016, we entered into a securities purchase agreement with JDF. Pursuant to the terms of the agreement, JDF acquired a 10% original issue discount convertible note with an aggregate face value of $48,400, with an issuance discount of $4,000 of legal fees. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our common stock at a 50% discount to the lowest trading price occurring during the twenty trading days prior to the notice of conversion.

            On November 22, 2016, we issued a $29,700 convertible promissory note to JDF in consideration for $25,000. The note matures on November 22, 2017 and bears 10% interest per annum. JDF is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock at a 50% discount to the lowest trading price occurring during the twenty trading days prior to the notice of conversion.

            On December 23, 2016, we issued a $45,100 convertible promissory note to JDF with issuance costs of $7,600 that matures on December 23, 2017. The note bears 10% interest per annum and the holder is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the common stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a notice of conversion is received.

            On January 17, 2017, we entered into a securities purchase agreement with JDF. Pursuant to the terms of the agreement, JDF acquired a convertible note with an aggregate face value of $46,500 in consideration for $42,500 ($4,000 was deducted from the amount funded in respect of legal fees incurred by the purchaser). The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our common stock at a 50% discount to the lowest trading price occurring during the twenty trading days prior to the notice of conversion.

            On January 27, 2017, we entered into a securities purchase agreement with JDF. Pursuant to the terms of the agreement, JDF acquired a 10% original issue discount convertible note with an aggregate face value of $116,600, including a 10% issuance discount of $10,600, and $6,000 in legal fees deducted from the amount funded. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our common stock at a 50% discount to the lowest trading price occurring during the twenty trading days prior to the notice of conversion.

            On February 3, 2017, we entered into a securities purchase agreement with JDF. Pursuant to the terms of the agreement, JDF acquired a 10% original issue discount convertible note with an aggregate face value of $80,850, including a 10% issuance discount of $7,350, and $5,000 in legal fees deducted from the amount funded. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date of conversion into shares of our common stock at a 50% discount to the lowest trading price occurring during the twenty trading days prior to the notice of conversion.

            On March 1, 2017, we entered into a securities purchase agreement with JDF. Pursuant to the terms of the agreement, JDF acquired a 10% original issue discount convertible note with an aggregate face value of $181,209, including a 10% issuance discount of $16,473, and $6,336 in legal fees deducted from the amount funded. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date of conversion into shares of our common stock at a 50% discount to the lowest trading price occurring during the twenty trading days prior to the notice of conversion.

            On March 20, 2017, we entered into a securities purchase agreement with JDF. Pursuant to the terms of the agreement, JDF acquired a 10% original issue discount convertible note with an aggregate face value of $85,800, including a 10% issuance discount of $7,800, and $3,000 in legal fees deducted from the amount funded. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date of conversion into shares of our common stock at a 50% discount to the lowest trading price occurring during the twenty trading days prior to the notice of conversion.

Loans with Concord Holding Group LLC

            On September 07, 2016, we entered into an agreement with Concord Capital Group LLC (“Concord”). Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $116,000, with an issuance discount of $11,600. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of the of common stock in the Company at a price equal to the lesser of $0.005 or a 50% discount to the lowest trading price of the common stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a notice of conversion is received.

            On September 08, 2016, we entered into an agreement with Concord. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $27,778, with an issuance discount of $2,778. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or a 50% discount to the lowest trading price of the common stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a notice of conversion is received.

            On September 8, 2016, the Company had transferred an aggregate of $15,304 plus accrued interest of $104,696 in convertible promissory notes from one debt holder to another. The transfer was treated as a modification of the convertible promissory notes. The convertible promissory notes matures on September 8, 2017. These notes bear 10% interest per annum and the holder is entitled, at its option, at any time, to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company's common stock at a price equal to 50% discount to the lowest trading price of the common stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a notice of conversion is received.

            On September 15, 2016, we entered into an agreement with Concord. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $257,778, with an issuance discount of $25,778. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount to the lowest trading price of the common stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a notice of conversion is received.

            On September 29, 2016, we entered into an agreement with Concord. Pursuant to the terms of the agreement, the investor acquired a 10% convertible note with an aggregate face value of $61,112, with an issuance discount of $6,112. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of common stock in the Company at a price equal to the lesser of $0.005 or 50% discount to the lowest trading price of the common stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a notice of conversion is received.

            On October 31, 2016, we entered into a securities purchase agreement with Concord. Pursuant to the terms of the agreement, Concord acquired a convertible note bearing 10% interest with an aggregate face value of $163,334 with an issuance discount of $16,334 that matures on October 31, 2017. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date into shares of our company’s common stock at a price equal to lesser of $0.005 or a 50% discount to the lowest trading price occurring during the twenty trading days prior to the notice of conversion.

            On November 14, 2016, we issued an aggregate of $31,111 convertible promissory notes to Concord in consideration for $28,000. The note matures on November 14, 2017 and bears 10% interest per annum. The holder of this note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company's common stock at a price equal to lesser of $0.005 or 50% discount to the lowest trading price of the common stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a notice of conversion is received.

            On November 30, 2016, we issued an aggregate of $100,000 convertible promissory notes to Concord in consideration for $90,000. The note matures on November 30, 2017 and bears 10% interest per annum. The holder of this note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company's common stock at a price equal to lesser of $0.005 or 50% discount to the lowest trading price of the common stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a notice of conversion is received.

            On December 29, 2016, we entered into a securities purchase agreement with Concord. Pursuant to the terms of the agreement, Concord acquired a 10% original issue discount convertible note with an aggregate face value of $91,111 including a 10% issuance discount of $9,111. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date of conversion into shares of our common stock at a 50% discount to the lowest trading price occurring during the twenty trading days prior to the notice of conversion.

            On January 25, 2017, the Company issued an aggregate of $132,222 convertible secured redeemable note to Concord in consideration for $119,000. The note matures on January 25, 2018 and bears 10% interest per annum. The holder of the note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company's common stock at a price equal to lesser of $0.005 or 50% discount to the lowest trading price of the common stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a notice of conversion is received.

            On January 26, 2017, the Company issued an aggregate of $99,833 convertible secured redeemable note to Concord in consideration for $89,850. The note matures on January 26, 2018 and bears 10% interest per annum. The holder of the note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company's common stock at a price equal to lesser of $0.005 or 50% discount to the lowest trading price of the common stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a notice of conversion is received.

            On March 1, 2017, we entered into a securities purchase agreement with Concord. Pursuant to the terms of the agreement, Concord acquired a 10% original issue discount convertible note with an aggregate face value of $183,056, including a 10% issuance discount of $18,306. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date of conversion into shares of our common stock at a price equal to lesser of $0.005 or 50% discount to the lowest trading price occurring during the twenty trading days prior to the notice of conversion.

            On March 13, 2017, we entered into a securities purchase agreement with Concord. Pursuant to the terms of the agreement, Concord acquired a 10% original issue discount convertible note with an aggregate face value of $85,800 including a 10% issuance discount of $7,800. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date of conversion into shares of our common stock at a price equal to lesser of $0.005 or 50% discount to the lowest trading price occurring during the twenty trading days prior to the notice of conversion.

            On March 28, 2017, we entered into a securities purchase agreement with Concord. Pursuant to the terms of the agreement, Concord acquired a 10% original issue discount convertible note with an aggregate face value of $141,680 including a 10% issuance discount of $12,880. The note matures in one year. The holder of this note is entitled, at its option, to convert all or a part of the principal outstanding at the date of conversion into shares of our common stock at a price equal to lesser of $0.005 or 50% discount to the lowest trading price occurring during the twenty trading days prior to the notice of conversion.

Other Transactions

            On September 1, 2016, our company entered into letter agreements with five separate investors with the intent to buyout their notes and warrants. Pursuant to the terms of the agreements, the investors have agreed to a standstill period until September 16, 2016. The buyout will take place over six month and will result in an aggregate of $252,856 in debt being retired, an aggregate of $195,500 in warrants being retired and an aggregate buyout amount of $460,000 will be paid over the period. Additionally, the Company will also issue an aggregate of $232,500 in new convertible debt. The conversion price for note will be 65% of the lowest trading price of the common stock as reported on the OTC Markets electronic quotation service or such marketplace. The note will have no prepayment penalties and can be purchased from the holder at face value.

            The various letters of agreement impose standstill periods on the holders of the convertible notes during which time they will refrain from converting their convertible notes into common shares. Each standstill period will expire upon termination of the applicable letter of intent or until the execution of a definitive agreement, whichever is earlier. Each letter of intent contemplates the completion of good faith negotiation and due diligence by the parties by September 12, 2016 which, if successful, will be followed by the execution and closing of a definitive agreement by September 14, 2016 and September 16, 2016, respectively. The closing of the definitive agreement will be subject to a number of conditions precedent which include, without limitation, our Company’s ability to secure sufficient and timely financing to complete the transaction, customary director approvals, and the participation of each of the convertible noteholders in question.

            On September 9, 2016, we incorporated a wholly-owned subsidiary, Black Box Energy, Inc., in the State of Nevada.

            On September 9, 2016, through Black Box Energy, Inc., we entered into a letter agreement with PetroChase, Inc. pursuant to which we agreed to purchase 50% of a 70% working interest held by PetroChase in a certain oil & gas lease known as the McKean County Project, located in McKean County, Pennsylvania. Each 10% working interest entitles the holder to earn a $0.70% net revenue interest derived from the lease. In consideration for the working interest we paid $250,000 to PetroChase, Inc. in equal installments on September 9, 2016 and September 16, 2016. We were required, but did not pay, an additional $30,000 to PetroChase for management fees by December 16, 2016.

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

Results of Operations

            The following provides selected financial data about our company for the three and nine months ended March 31, 2017 and 2016.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

	Three Months Ended
	March 31,	March 31,
	2017	2016
Revenue	$-	$-
Operating expenses	362,130	63,979
Other income (expenses):
Interest expense	(2,067,330)	(97,758)
Gain (loss) on change in fair value of derivative liability	(90,017)	112,247
Amortization of debt discount	(597,871)	(78,688)
Loss on settlement of warrants	(42,944)	-
Loss on disposal of business operations	-	(96)
Loss on extinguishment of liability	12,400	-
Loss from discontinued operations	(61)	(290)
Net loss	$(3,147,953)	$(128,564)

            We generated no revenues during the three months ended March 31, 2017. Operating expenses for the three months ended March 31, 2017 increased by $298,151 compared to the same period in 2016, primarily as a result of an increase in selling, and general and administrative expenses. We had net losses of $3,147,953 and $128,564 for the three-month periods ended March 31, 2017 and 2016, respectively, due primarily to interest expense and the amortization of debt discount related to the convertible promissory notes.

Comparison of the Nine Months Ended March 31, 2017 to the Nine Months Ended March 31, 2016

	Nine Months Ended
	March 31,	March 31,
	2017	2016
Revenue	$-	$-
Operating expenses	842,228	378,393
Other income (expenses):
Interest expense	(2,463,008)	(699,719)
Gain on change in fair value of derivative liability	68,275	576,533
Amortization of debt discount	(1,144,229)	(399,010)
Loss on settlement of warrants	(42,944)	-
Bad-debt write off	-	(20,000)
Loss on disposal of business operations	-	7,468
Loss on extinguishment of liability	(1,527,301)	-
Loss from discontinued operations	(141)	(78,860)
Net Income	$(5,951,576)	$(913,121)

            We generated no revenues during the nine months ended March 31, 2017. Operating expenses for the nine months ended March 31, 2017 increased by $463,835 compared to the same period in 2016, primarily as a result of an increase in selling, and general and administrative expenses. We had net losses of $5,951,576 and $913,121 for the nine month periods ended March 31, 2017 and 2016, respectively, due primarily to interest expense and the amortization of debt discount related to the convertible promissory notes, which were partially offset by gains in the fair value of the derivative liabilities during those periods.

Liquidity and Capital Resources

            The following table provides selected financial data about our company as of March 31, 2017 and June 30, 2016, respectively.

Working Capital

	As of
	March 31,	June 30,
	2017	2016
Total current assets	$216,817	$48,007
Total current liabilities	$6,655,649	$2,521,607
Working capital (deficit)	$(6,438,832)	$(2,473,600)

Cash Flows

	Nine Months Ended
	March 31,	March 31,
	2017	2016
Net cash used in operating activities	$(901,834)	$(286,850)
Net cash used in investing activities	$(250,000)	$-
Net cash provided by financing activities	$1,323,100	$238,000
Effect of foreign exchange on cash	$(253)	$(7,947)
Increase (Decrease) in cash	$171,013	$(56,797)

            We had cash and cash equivalents of $196,221 as of March 31, 2017 compared to cash and cash equivalents of $25,208 as of June 30, 2016. We had a working capital deficit of $6,438,832 as of March 31, 2017 compared to a working capital deficit of $2,473,600 as of June 30, 2016.

Going Concern

            The condensed consolidated financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. We have cumulative net losses through March 31, 2017 of $56,757,946, as well as negative cash flows from operating activities. Management estimates that the cash and cash equivalents balance as of March 31, 2017 of $196,221 will allow the Company to continue its operations and activities for a period of one or two quarters without additional funding. Presently, the Company does not have sufficient cash resources to meet its plans through this fiscal year. These factors raise substantial doubt about our ability to continue as a going concern. Management is in the process of evaluating various financing alternatives for operations, as we will need to finance future development of our business plan and for general and administrative expenses.

            The interim condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The report of our auditors for our audited consolidated financial statements for the fiscal year ended June 30, 2016 contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operating revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

            We have been funding operations primarily from the proceeds from private placements of equity-linked securities, namely convertible notes. During the nine months ended March 31, 2017, we raised $1,323,100 from the private placement of our equity-linked securities.

Anticipated Cash Requirements

            We estimate that our operating expenses through the balance of this fiscal year ended June 30, 2017 will be as follows. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital.

	Estimated	Estimated
	Completion	Expenses
Description	Date	($)
G&A expenses, including outside consultants and advisors	12 months	$300,000
Acquisition of components for equipment	12 months	200,000
Mining expenses (mainly technology related)	12 months	$150,000
Legal and accounting	12 months	$200,000
Total		$850,000

Future Financing

            We will require additional funds to implement our growth strategy for our business. If we raise additional funds through the issuance of equity or equity-linked securities, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our future plans for developing our business and achieving commercial revenues. If we are unable to obtain the necessary capital when needed, we may have to cease operations. There can be no assurance that additional financing will be available when needed or, if available, that can be obtained on commercially reasonable terms.

            We intend to meet our cash requirements for the next twelve months through the use of the cash we have on hand and through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any other arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Off-Balance Sheet Arrangements

            We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

            Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended March 31, 2017 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2016.

Recently Adopted Accounting Pronouncements

            Our recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended March 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

            The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s president and chief executive officer (who is the Company’s principal executive officer) and the Company’s chief financial officer, treasurer, and secretary (who is the Company’s principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of the Company’s disclosure controls and procedures was due to material weaknesses identified in the Company’s internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

            Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of March 31, 2017. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

(i)

Lack of Formal Policies and Procedures. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day-to-day operations of our Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

i)	Audit Committee and Financial Expert. We do not have a formal audit committee with a financial expert, and thus we lack the board oversight role within the financial reporting process.

ii)

Insufficient Resources. We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

iii)

Entity Level Risk Assessment. We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non- routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

            Our management believes the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next calendar year as resources allow, including identifying specific areas within our governance, accounting and financial reporting processes and to add adequate resources to potentially mitigate these material weaknesses.

            Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

            Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

            During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Settlement with Union Capital LLC

            On January 31, 2017, Union Capital LLC (“Union”) filed a complaint against our company in the United States District Court, Southern District of New York. The complaint was disclosed in our Quarterly Report on Form 10-Q filed with the SEC on February 22, 2017. The complaint related to the securities purchase agreement between Union and our Company dated March 5, 2014. Pursuant to that agreement, we issued to Union a $50,000 convertible promissory note and a share purchase warrant exercisable to purchase of 941,619 shares of our common stock at a price of $0.531 per share ($49,999.96 in the aggregate), subject to adjustment.

            The complaints alleged, among other facts, that:

•               On January 5, 2017, Union sent our company a notice of exercise to exercise 24,642,857 warrants pursuant to a “cashless exercise” at an adjusted price of $0.0005;
•               in violation of the terms of the warrant, we failed to deliver the shares as set forth in the notice of exercise; and
•               we breached the securities purchase agreement and the warrant by: (i) failing to honor Union’s notice of exercise, (ii) failing to set aside shares sufficient to allow for exercise of the shares under the terms of the warrant, and (iii) and failing to notify Union of certain adjustment to the price of the warrant.

            Accordingly, Union sought the following relief:

•               that the court enter an order requiring our Company to specifically perform the relevant agreements, including the warrant, and to deliver immediately to Union 24,642,857 shares of our common stock pursuant to pursuant to the notice of exercise;
•               that our Company establish and increase our share reserve, along with the necessary resolutions and acceptance of the legal opinions furnished by Union, sufficient to enable Union to sell the shares publicly without restriction;
•               an award of damages in an amount to be determined at trial but in any event in excess of $276,000; and
•               an award against our Company for costs and expenses incurred in the prosecution of this lawsuit, including reasonable legal fees.

            On April 6, 2017, we achieved a mutual release and settlement with Union regarding the January 31, 2017 complaint. Pursuant to the settlement, on April 6, 2017, we issued to Union 90,000,000 common shares of our capital stock. We completed the share issuance in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. As a result, on April 13, 2017, a notice of voluntary dismissal was filed with the district court to end the proceedings against our company.

Complaint against Petro Chase, Inc. et al.

            On March 22, 2017, our wholly-owned subsidiary, Black Box Energy, Inc. (“BBE”), filed a complaint in the Superior Court of the State of Arizona (Maricopa County) against PetroChase, Inc., Warren County PC#1, LLC, Stephen R. Moore and Sheree Moore, as well as certain unidentified, predecessor and success corporations, parent corporations or subsidiaries of the defendants (collectively the “Defendants”).

Background

            In 2016 the Defendant, Stephen R. Moore, on behalf of PetroChase, solicited investment from our Company to subscribe to a 50% (of 70%) working interest in the McKean County Project wells. On September 9, 2016, BBE entered into a letter agreement with PetroChase to acquire a 50% (of 70%) working interest in the wells, in addition access to the wells for the purposes of the developing our mechanical ultrasound technology for use in water purification. BBE paid $250,000 to PetroChase in consideration of the rights granted, which funds were to be used for costs associated with development of the wells. Drilling of the wells was to be commenced within a reasonable time and was to continue until all the wells were completed. To date, drilling of the wells has not been completed.

Allegations

            The allegations made in our complaint include, but are not limited to, the following:

•               The defendants misrepresented the financial condition of PetroChase, and that the $250,000 would be sufficient to complete the wells;
•               The defendants knew at all relevant times that they would not be able to perform under the letter agreement, and misrepresented their ability to perform;
•               The defendants misrepresented and mislead BBE regarding their rights to drill the wells on the subject property;
•               On January 24, 2017, BBE sent a dispute notice to Stephen R. Moore and PetroChase and demanded the return of the $250,000 investment, which funds have not been returned;
•               On February 7, 2017 BBE served Stephen R. Moore and PetroChase a demand for arbitration. The defendants have failed to respond to the demand for arbitration; and
•              The defendants, either directly, or acting in concert with each other, committed breach of contract, constructive fraud, and patterns of unlawful activity, in soliciting, and absconding with, the $250,000 investment from BBE.

            The complaint seeks a return of the $250,000 for breach of the letter agreement, treble damages ($750,000 in the aggregate), plus attorney’s fees, costs, and punitive damages. The Company has engaged legal counsel and intends to respond to the complaint with an answer or motion in due course.

            Aside from what is disclosed herein, we know of no other material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

            An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended June 30, 2016, as filed with the Securities & Exchange Commission on October 18, 2016, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            During the three months ended March 31, 2017 through the date of this report, we made the following issuances of securities which were not registered under the Securities Act:

Date	Number of Common Shares		Deemed Price Per Share
January 3, 2017	24,000,000		$0.0005
January 4, 2017	23,000,000		$0.0005
January 5, 2017	25,014,107		$0.00065
January 13, 2017	28,000,000		$0.0005
January 17, 2017	28,598,938		$0.00065
January 19, 2017	26,063,507		$0.00065
January 19, 2017	31,000,000		$0.0005
January 20, 2017	14,956,600		$0.00065
January 23, 2017	32,000,000		$0.0005
January 24, 2017	23,441,660		$0.0005
January 25, 2017	34,000,000		$0.0005
January 30, 2017	30,000,000		$0.0005
January 31, 2017	34,031,250		$0.0005
February 6, 2017	38,625,200		$0.0005
February 8, 2017	35,000,000		$0.0008
February 13, 2017	44,588,820		$0.0005
February 16, 2017	10,864,000		$0.00125
February 23, 2017	30,000,000		$0.0005
February 27, 2017	46,270,720		$0.0005
March 3, 2017	30,000,000		$0.0005
March 8, 2017	13,125,961		$0.00104
March 9, 2017	52,506,837		$0.0008
March 17, 2017	57,049,362		$0.0008
March 20, 2017	19,556,730		$0.00104
March 21, 2017	14,032,048		$0.00104
March 22, 2017	42,977,725		$0.0008
March 23, 2017	12,798,076		$0.0016
March 27, 2017	31,639,682		$0.00104
April 4, 2017	36,263,400		$0.00075
April 4, 2017	60,000.000		$0.00075
April 4, 2017	90,000.000		$0
April 7, 2017	38,715,966		$0.0006
April 13, 2017	60,000.000		$0.00055
April 19, 2017	42,367,109		$0.00055
April 20, 2017	50,083,181		$0.00055
April 20, 2017	70,000.000		$0.00055
April 24, 2017	51,849,000		$0.00045
April 26, 2017	70,000.000		$0.0004
April 28, 2017	42,465,733		$0.0003
May 12, 2017	100,000,000		0
	1,195,235,612	$

          We completed the above described issuances of common shares in reliance on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. MINE SAFETY DISCLOSURES

          Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)
3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8- K/A filed on April 23, 2009)
3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)
3.6	Certificate of Amendment dated October 17, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
3.7	Articles of Incorporation of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.8	Certificate of Amendment of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.9	Bylaws of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.10	Certificate of Incorporation of 1617437 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.11	Articles of Amendment of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.12	Bylaws of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.13	Certificate of Amendment filed September 9, 2015 (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed on September 15, 2015)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
4.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed July 15, 2015)
(10)	Material Contracts
10.1	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)
10.2	Amendment and Settlement Agreement dated January 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
10.3	Form of Common Stock Purchase Warrant between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.4	Form of Common Stock Purchase Warrant between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.5	Form of Common Stock Purchase Warrant between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.6	Form of Common Stock Purchase Warrant between our company and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.7	Securities Purchase Agreement dated as of March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.8	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.9	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8- K filed on August 6, 2014)
10.10	Form of Stock Grant Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.11	Securities Purchase Agreement dated July 22, 2014 between our company and JDF Capital Inc. Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.12	Convertible Promissory Note dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.13	Common Stock Purchase Warrant dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
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

10.32	Convertible Promissory Note dated April 19, 2016 with Toledo Advisors LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 7, 2016)
10.33	Convertible Promissory Note dated February 1, 2016 with Vigere Capital LP (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 7, 2016)
10.34	Form of Convertible Promissory Note between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.35	Form of Common Stock Purchase Warrant between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.36	Employment Agreement with Alexander Walsh dated January 12, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2014)
10.37	Letter Agreement dated September 9, 2016, between Black Box Energy, Inc. and PetroChase Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.38	Lease Agreement dated May 25, 2016 with Lakeshore Investment Group II, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.39	Exchange Agreement dated September 19, 2016 ($550,000) with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.40	Convertible Promissory Note ($550,000) dated September 19, 2016 with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.41	Exchange Agreement dated September 19, 2016 ($708,000) with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).
10.42	Convertible Promissory Note ($708,000) dated September 19, 2016 with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.43	Exchange Agreement dated September 19, 2016 ($140,000) with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.44	Convertible Promissory Note ($140,000) dated September 19, 2016 with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.45

Agreement for Purchase of Debt dated September 2, 2016 (executed September 7, 2016) with Concord Holding Group, LLC and APG Capital Holdings, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)

10.46	Convertible Promissory Note dated September 7, 2016 ($53,919.68) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.47	Securities Purchase Agreement dated September 2, 2016 with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.48	Convertible Promissory Note dated September 2, 2016 ($116,000) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.49	Securities Purchase Agreement dated September 15, 2016 with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.50	Convertible Promissory Note dated September 15, 2016 ($257,778) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.51	Securities Purchase Agreement dated September 8, 2016 with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.52	Convertible Promissory Note dated September 8, 2016 ($27,777) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.53

Agreement for Purchase of Debt dated September 2, 2016 with Concord Holding Group, LLC and APG Capital Holdings, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)

10.54	Convertible Promissory Note dated September 2, 2016 ($64,000) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.55	Securities Purchase Agreement dated August 12, 2016, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.56	Convertible Promissory Note dated August 12, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)

10.57	Securities Purchase Agreement dated September 27, 2016 with JDF Capital Inc (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.58	Convertible Promissory Note dated September 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.59	Securities Purchase Agreement dated October 10, 2016 with JDF Capital Inc (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.60	Convertible Promissory Note dated October 10, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017).
10.61	Convertible Promissory Note dated October 19, 2016 to Inlight Capital Partners. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)
10.62	Securities Purchase Agreement dated October 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)
10.63	Securities Purchase Agreement dated October 31, 2016 with Concord Holding Group, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)
10.64	Convertible Promissory Note dated October 31, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.65	Securities Purchase Agreement dated November 14, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.66	Convertible Promissory Note dated November 14, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.67	Securities Purchase Agreement dated November 22, 2016 with JDF Capital Inc, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.68	Convertible Promissory Note dated November 22, 2016 with JDF Capital Inc, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.69	Securities Purchase Agreement dated November 30, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.70	Convertible Promissory Note dated November 30, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.71	Securities Purchase Agreement dated December 23, 2016 with JDF Capital Inc (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.72	Convertible Promissory Note dated December 23, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.73	Securities Purchase Agreement dated January 17, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.74	Convertible Promissory Note dated January 17, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.75	Securities Purchase Agreement dated January 25, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.76	Convertible Promissory Note dated January 25, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.77	Securities Purchase Agreement dated January 26, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.78	Convertible Promissory Note dated January 26, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.79	Securities Purchase Agreement dated January 27, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.80	Convertible Promissory Note dated January 27, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.81	Securities Purchase Agreement dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.82	Convertible Promissory Note dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.83	Securities Purchase Agreement dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)

10.84

Convertible Promissory Note dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017) Securities Purchase Agreement dated March 1, 2017 with JDF Capital Inc. (incorporated by reference

10.85	to our Current Report on Form 8-K filed on April 24, 2017)
10.86	Convertible Promissory Note dated March 1, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.87	Securities Purchase Agreement dated March 1, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.88	Convertible Promissory Note dated March 1, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.89	Securities Purchase Agreement dated March 13, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.90	Convertible Promissory Note dated March 13, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.91	Securities Purchase Agreement dated March 20, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.92	Convertible Promissory Note dated March 20, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.93	Convertible Promissory Note dated March 28, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.94	Securities Purchase Agreement dated March 28, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.95*	Convertible Promissory Note dated December 29, 2016 with Concord Holding Group, LLC
10.96*	Securities Purchase Agreement dated December 29, 2016 with Concord Holding Group, LLC
10.97*	Securities Purchase Agreement dated April 4, 2017 with JDF Capital Inc.
10.98*	Convertible Promissory Note dated April 4, 2017 with JDF Capital Inc.
10.99*	Securities Purchase Agreement dated May 2, 2017 with JDF Capital Inc.
10.100*	Convertible Promissory Note dated May 2, 2017 with JDF Capital Inc.
10.101*	Securities Purchase Agreement dated May 5, 2017 with Concord Holding Group, LLC
10.102*	Convertible Promissory Note dated May 5, 2017 with Concord Holding Group, LLC
10.103*	Securities Purchase Agreement dated May 15th 2017 with Concord Holding Group, LLC
10.104*	Collateralized Note dated May 15th, 2017 with Concord Holding Group. LLC
10.105*	Backend Note dated May 15, 2017 with Concord Capital, LLC
10.106*	Securities Purchase Agreement dated May 15th 2017 with JDF Capital, Inc
10.107*	Collateralized Note dated May 15th, 2017 with JDF Capital, Inc.
10.108*	Backend Note dated May 15, 2017 with JDF Capital, Inc.
10.109*	Joint Development and Option Agreement
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

LITHIUM EXPLORATION GROUP, INC.

Date: May 19, 2017	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)