Form 10-K
period 2017-06-30
Lithium Exploration Group, Inc.
filed 2017-09-28
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from __________________________to __________________________

Commission file number 000-54881

LITHIUM EXPLORATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1781911
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4635 South Lakeshore Drive, Suite 200, Tempe, Arizona 85282
(Address of principal executive offices) (Zip Code)

(480) 641-4790
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Shares of common stock with a par value of $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $852,275.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date was 3,585,818,688 shares of common stock as of September 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future sperformance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended June 30, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

•	our ability to successfully commercialize our SonCav technology to produce a market-ready product in a timely manner and in enough quantity;
•	our ability to successfully commercialize our oil and gas assets, namely our assets located in the White Top Field in Southwest Louisiana;
•	the absence of contracts with customers or suppliers;
•	our ability to maintain and develop relationships with customers and suppliers;
•	our ability to successfully integrate our technology into the competitive oil and gas industry and at a cost that is profitable to the Company;
•	the retention and availability of key personnel;
•	general economic and business conditions;
•	substantial doubt about our ability to continue as a going concern;
•	our need to raise additional funds in the future;
•	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
•	our ability to successfully implement our business plan;
•	our ability to successfully acquire, develop or commercialize new products and equipment and acquire additional oil and gas assets;
•	intellectual property claims brought by third parties; and
•	the impact of any industry regulation.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “we,” “us,” “our” or the “Company” refer to Lithium Exploration Group, Inc. a Nevada corporation, including our wholly-owned subsidiaries, Alta Disposal Ltd., an Alberta, Canada corporation (“Alta Disposal”), Black Box Energy, Inc., a Nevada corporation (“Black Box Energy”), and our 51% owned subsidiary, Alta Disposal Morinville Ltd., an Alberta, Canada corporation (“ADM”), unless otherwise indicated.

Unless otherwise specified, all dollar amounts are expressed in United States dollars. Our common stock is currently listed on the OTC Market, OTC Pink tier, under the symbol “LEXG”.

Corporate History and Overview

We are a U.S.-based exploration and development company that had been focused on the acquisition and development potential of lithium brines and other precious metals that demonstrate high probability for near-term production. Currently the company is focused testing its SonCav Technology for use in the oil and gas industry and the acquisition of oil and gas related assets in Western Canada and Southwest Louisiana. We were incorporated on May 31, 2006 in the State of Nevada under the name “Mariposa Resources, Ltd.” Effective November 30, 2010, we changed our name to “Lithium Exploration Group, Inc.,” by way of a merger with our wholly-owned subsidiary Lithium Exploration Group, Inc., which was formed solely for the change of name.

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

On January 19, 2015, we received written consent from our Board of Directors to implement a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for 1 new share of common stock. Stockholders of our company originally approved the reverse stock split on October 14, 2014 at a special meeting. The reverse stock split was reviewed and approved for filing by FINRA, effective February 25, 2015, and we were assigned CUSIP number 53680P209, effective that same date. Our authorized capital was not affected by the reverse stock split.

On June 22, 2015, in accordance with our Articles of Incorporation, our Board of Directors designated 250,000 of our 100,000,000 authorized shares of Preferred Stock as “Series A Preferred Stock”, par value $0.001, (the “Series A Preferred”). The Series A Preferred ranks senior to our common stock, carrying general voting rights with the common stock at the rate of 62 votes per Series A Preferred share. The Series A Preferred will be deemed cancelled within one year of issuance and are not entitled to share in dividends or other distributions. So long as any shares of Series A Preferred are outstanding, the affirmative vote of not less than 75% of those outstanding shares of Series A Preferred will be required for any change to our Articles of Incorporation. As of June 30, 2017, there are zero shares of Series A Preferred outstanding.

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

On July 13, 2015, our board of directors consented to implement a reverse stock split of our issued and outstanding shares of common stock on a basis of 200 old shares of common stock for 1 new share of common stock. The reverse stock split was reviewed and approved for filing by FINRA effective September 30, 2015. Our authorized capital was not affected by the reverse stock split.

In this Annual Report on Form 10-K and in the accompanying audited financial statements and notes, the above described reverse splits are reflected retroactively in the descriptions of shares and warrants and their corresponding issuance and exercise prices, except where otherwise indicated.

Our Business

We are a U.S.-based exploration and development company that had been focused on the acquisition and development potential of lithium brines and other precious metals that demonstrate high probability for near-term production. Currently, the company is focused on testing the SonCav Technology for potential use in mining, oil and gas and other industrial applications in the future. In addition, the Company is focused on the acquisition of oil and gas related assets in North America.

SonCav Technology

The SonCav technology uses a patented process to mechanically induce an ultrasonic cavitation to superheat fluid. Our testing and development has historically been focused solely on water and crude oil, but technology is expected to have many other commercial uses including mining, LNG, Ethanol, industrial and other chemical uses in the pharmaceutical industry. A cavitation is the implosion of a microbubble in fluid which causes an ultrasonic reaction capable of generating intense heat in a millisecond and releasing ultrasonic soundwaves that have the ability to actually break molecules down in the process. In a water application, the SonCav technology can eliminate toxic organic compounds in brackish water or be used to superheat fluid inducing a flash evaporation, separating suspended solids from the fluid stock. In an oil application, the induced cavitation can be used to heat an oil emulsion, separating trapped gas and water in the oil so that it can be sold. Through harnessing the ultrasound released by the cavitation reaction, the technology can also break the hydrocarbon chain assisting in forming new lighter hydrocarbon compounds in the same body of fluid.

SonCav’s features and benefits include:

•	No combustion of natural gas, thereby limiting on-site emissions and EPA regulatory hurdles;
•	Lower operating cost due to more efficient heat transfer and circulation;
•	Ability to retrofit to any tank configuration for addition of heat to separating operation;
•	Lower maintenance costs and extended life due to reduction of corrosive compounds and waste build-up inside walls of tank; and
•	Increased volume of salable oil due to effective incorporation of carbon constituents.

There are three primary applications for the SonCav technology in mining, oil and gas and other industrial applications.

Mining Exploration and Development

The first is simply assisting in cleaning up water-based waste streams that are costly to transport to a place where they can be appropriately handled or disposed. The technology can assist by treating the waste on site by lowering the volume of fluid to be disposed and reducing the environmental liability of transporting fluid waste as opposed to dry waste.

We are presently focused on the testing of the SonCav technology, but as we develop commercial units, we expect to explore opportunities in Canada that can see the greatest benefit from the use of SonCav. Using the technology for the extraction of lithium and other minerals from existing underground brine is a focus of our mineral extraction and mining goals. There are many known areas of Alberta that have mineral rich brine that is being brought to the surface in the production of oil and that is a waste by-product to the oil and gas producers. We believe we can find opportunities to use the SonCav technology to treat economically viable waste streams and to generate revenue from the sale of the extracted minerals.

We believe that solution mining for potash and other valuable chlorides is also a target market. Solution mining is the use of fresh water injection to underground salt beds to dissolve the salts then bring the brine solution to the surface to extract the valuable minerals. In many cases, the use of solution mining is significantly cheaper and less risky than creating an underground mine using elevators and laborers. The SonCav technology can significantly reduce the pipeline expense for solution mining efforts because it enables the operator to recycle the water that is used in the process in lieu of disposing it and having to bring in fresh water from regional lakes and rivers.

The final target for our mining efforts is to identify mining operations across Canada that have environmental issues, either in the clean-up of fluid waste streams or in areas where they cannot access enough fresh water to manage their mining and processing activities. These operations generally are at significant risk of being shut down and represent good market opportunities for SonCav to potentially solve their operating problems.

Oil and Gas

A central application of SonCav is the heating of produced crude oil before it reaches a refinery for further processing and storage and transportation. Produced oil comes out of the ground as an emulsion, which is comprised of a fluid that has oil, gas, and water all mixed together. Producers use a combination of gravity separation, chemical separation, and heat separation to capture the three streams, with the oil and gas being sold and the water being disposed of generally in underground disposal wells. All three of the separation techniques result in water falling to the bottom, oil separating in the center, and the lighter natural gas settling on top. The most efficient technique historically has been to speed up the natural separation by inducing heat which forces the three streams to separate out more quickly than just letting the gravity of the fluids break them apart over time. This process speeds up production rates, thus allowing for quicker sales. Chemically induced separation has come a long way over the past 20 years and, while historically it has been very expensive, it is becoming a part of most oil and gas production to assist in the separation process.

Traditionally the use of heat for treating oil emulsion has been induced by the combustion of natural gas through a metal tube that runs inside of the fluid body, then transferring that heat to the fluid thereby heating it and speeding up the separation. The heating application has been under a lot of scrutiny in recent years due to more stringent environmental and safety regulations. Heating oil as part of production has historically been overlooked as a cost of doing business but now, due to regulation and technological advancements, producers are being forced to look to other techniques in their day to day operations. Some of the new environmental laws calculate emissions created from the combustion as part of a producer’s carbon footprint. The SonCav technology uses grid electricity to affect heat being created by the cavitation reaction inside of the body of fluid and is considered to be zero emissions in all jurisdictions. It can also be retrofitted to existing separation infrastructure, reducing the up-front expense incurred by the operator.

The storage and transportation companies, also known as midstreamers, that are responsible for collecting the oil from producers and transporting it to the refineries have a very acute need for a technology like SonCav. In many regions, they are forced to circulate, heat, and add chemicals to crude oil to limit the paraffin waxes and heavier parts of the hydrocarbon chain that will drop out of the oil. These paraffin waxes and heavy oil particles are expensive to remove and can cause serious issues with their tank and pipeline infrastructure. Most pipeline operators will bring the oil out of the ground every 30 to 40 miles to heat the oil again before sending it on to the next terminal. This constant heating of oil can become very expensive and can cause them problems with emissions laws in certain jurisdictions where their only other option is to add very cost prohibitive chemicals. The SonCav technology can be used at tank farms and terminals to reduce the need for combustion of natural gas and costly chemicals.

At the drill site, the SonCav unit can be installed to intake the oil and frac-water mixture as it comes out of the ground and separate it using a flash evaporation process. The goal is to separate the sand, chemical and oil mixture from the flowback water that is a waste byproduct in the fracturing process. By doing this, the fresh water can be recycled and reused in future well-drilling efforts and take the dewatered solids away to be disposed of. By dewatering solid waste, the trucking companies are hauling significantly less solid waste that is a significantly less risky product to move over the road. In some geographic locations, these waste sands from oil and gas production contain valuable minerals like lithium, magnesium, and potassium which can be further processed and sold.

Other Industrial Markets

In Canada, there are many regions that have drought issues and struggle to provide enough fresh water to accommodate residential, agricultural, industrial, and oil and gas industry needs. These areas could use the technology simply to provide fresh water to support all of these needs by treating brackish water that cannot otherwise be used. The issues around drought conditions are the water levels of local rivers, lakes, and underground fresh water aquifers. Nearly all of the regions affected by these drought conditions have shallow aquifers of water but it has too much salinity to be used in many necessary applications. Regional facilities could be put in place to treat brackish water to eliminate some of the toxic organic compounds and reduce the overall salinity to levels where it could be used to water crops and potentially provide potable water for residential needs.

There are also significant needs in an industrial setting to clean up waste that for years has been placed back into local rivers or into underground disposal wells. The options for expanding businesses that are not grandfathered into some of these older disposal techniques are limited. We believe that the SonCav unit can solve acute waste issues for these industrial settings. Even the companies that have licenses to dump waste streams into fresh water river systems are constantly considering eliminating this practice by looking at technologies like the one that SonCav provides.

Acquisition of Oil and Gas Assets

Our current oil and gas activities are limited to the following:

McKean County, Pennsylvania

On September 9, 2016, we incorporated a wholly-owned subsidiary, Black Box Energy, Inc., in the State of Nevada (“BBE”). On September 9, 2016, through BBE, we entered into a letter agreement with PetroChase, Inc. pursuant to which we agreed to purchase 50% of a 70% net revenue interest held by PetroChase in a certain oil and gas lease known as the McKean County Project, located in McKean County, Pennsylvania. In consideration for the working interest, we paid $250,000 to PetroChase in equal installments on September 9, 2016 and September 16, 2016. We were required, but did not pay, an additional $30,000 to PetroChase for management fees by December 16, 2016.

Pursuant to the letter agreement, we will be entitled to recoup 100% of net revenue derived from the lease until we have recouped 100% of the $280,000 paid in consideration of the working interest. The agreement provides that PetroChase will serve as the operator and drill contractor for the project. The drilling of an initial well on the property was scheduled for fall of 2016. As at the date of this report, we are in dispute with PetroChase regarding its failure to drill a well in accordance with the agreement, and have given PetroChase notice of breach of contract. We have therefore indefinitely postponed delivery of the $30,000 management fee until this issue has been resolved.

Sulphur, Louisiana

On April 13, 2017, BBE entered into a Joint Development and Option Agreement with White Top Oil & Gas, LLC (“White Top”), a Louisiana limited liability company (the “White Top Agreement”), under which White Top is the designee to a funding agreement to finance and participate in the completion of certain oil and gas development, exploration and operating activities on certain lands located in Sulphur, Louisiana (the “White Top Field”). Under the terms of the White Top Agreement, BBE has advanced approximately $819,000 to White Top as consideration to White Top for the option to convert those funds into a 3% gross royalty from the future revenue at the Sulphur, Louisiana oil and gas property. BBE also has the right to repayment of the advanced funds if it does not believe the revenue from the royalty will be substantial enough. White Top’s rights to repayment of the monies received from BBE expired on August 1, 2017.

White Top has until May 15, 2018 to acquire the field in Sulphur, LA. In the interim they have the option to drill development wells on the property to prove up additional reserves in the field before completing the acquisition. BBE has hired an independent seismic analyst as well as a geophysical team to review the work by the White Top team and is comfortable with how they are progressing. Ultimately the goal is to bring a SonCav technology unit to the field in Sulphur for onsite testing of the technology and to be used as a showroom for potential Canadian customers to see the unit in operation.

Research and Development

We currently have no research and development activities.

Competition

Production Technology/Liquid Heating Technology

There are many competitors in the water treatment and production technology industry. It is a very fragmented and competitive market where we compete with many small regional service providers and a handful of multinational companies like General Electric, Schlumberger and Baker Hughes. Every application of the technology noted above has an acute regional need. Some of these needs are because of operational logistics and some are created by regulatory mandates.

Because of this regional dynamic, smaller companies are often able to provide a more specialized need for their customers, although these needs generally do not involve high levels of technological breakthroughs. Regional service providers generally can take other “off the shelf” technologies and assemble them for a specific client’s needs. By tailoring a solution for a client, smaller service providers can often provide better overall service for a customer and still be price competitive with the multinationals. Another reason for the fragmented regional market is because many applications for which we are providing solutions have very high transportation costs that make it cost prohibitive or logistically difficult to build something and ship it more than a couple hundred miles.

Larger conglomerates have substantial sales and marketing infrastructure with substantial R&D budgets which allow them to be the leaders of innovation in the space. This can be seen in the areas of water treatment as well as oil and gas production technology development. When it comes to innovation, these larger companies dominate the market but are limited by scale issues. For a new technology to make a meaningful financial impact it has to sell these new advanced technologies to large regional and multinational clients.

Our competitive advantage in both of these markets is that we are innovating a technology that can be implemented anywhere. Most of the applications for the technology simply utilize a generator that can be shipped anywhere in Canada then inserted into existing infrastructure. As a smaller company, we have limited R&D funds but also have designed the technology so that we can sell it to smaller operators with acute needs and still have good financial results.

Below is a list of existing technology that is currently used to heat fluids and treat industrial waste streams. These technological pieces can be used on their own or together depending on the need of the end customer.

•

Natural Gas Combustion – This is where the combustion of natural gas is used to transfer heat through a “fire tube” that runs through a body of fluid which transfers heat to the fluid. This is not a highly scientific process and is used by smaller and larger competitors.

•	Chemical Additives – Chemicals are used to induce separation of compounds, neutralize organic impurities, and generally as a catalyst for other types of separation or treatment applications.
•	Centrifuges – Centrifuges are used to spin fluid and use the gravity of certain compounds to dewater or separate heavier compounds from lighter ones.
•

Filtration Systems – Filters and reverse osmosis is also generally used in conjunction with other applications and while it is extremely expensive to replace and clean filters on a large scale they can be built to target specific size impurities as part of a broader treatment set up.

•

Steam Circulation – Steam has been used as a recycle heat exchange tool to make other forms of heating water to make the overall treatment more effective. This is generally used in conjunction with natural gas combustion where the steam generated from the water heating is recirculated back into the system to add heat and assist in separation or concentration of the fluid stock.

•

Gravity Separation – Gravity separation is a simple form of separation of oil or water where the heaviest compounds are dropped to the bottom and the lighter ends are siphoned off over time and is generally used in conjunction with smaller amounts of heat input or chemical additives.

•

Evaporation – Evaporation is used in many rural areas or arid climates where the waste stream can sit for a long period of time allowing the waste stream to simply condense into a dewatered solid that can be further treated or disposed.

Oil and Gas Industry

The oil and natural gas industry is intensely competitive, and we compete with numerous other oil and natural gas exploration and production companies. Some of these companies have substantially greater resources than we have. Not only do they explore for and produce oil and natural gas, but also many carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. The operations of other companies may be able to pay more for exploratory prospects and productive oil and natural gas properties. They may also have more resources to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

Our larger or integrated competitors may be better able to absorb the burden of existing, and any changes to federal, state, and local laws and regulations than we can, which would adversely affect our competitive position. Our ability to discover reserves and acquire additional properties in the future will be dependent upon our ability and resources to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, we may be at a disadvantage in producing oil and natural gas properties and bidding for exploratory prospects, because we have fewer and limited financial and human resources than other companies in our industry. Should a larger and better financed company decide to directly compete with us, and be successful in its efforts, our business could be adversely affected.

The market for oil and natural gas that will be produced from our properties depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Our oil production is expected to be sold at prices tied to the spot oil markets. Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices. We rely on our operating partners to market and sell our production. Our operating partners include a variety of exploration and production companies, from large publicly-traded companies to small, privately-owned companies. We do not believe the loss of any single operator would have a material adverse effect on our company as a whole.

Intellectual Property

We own the trademark “Lithium Exploration Group” for the use of mining exploration, namely, lithium exploration services, in class 42 (U.S. CLS. 100 and 101). The registration number is 4,075,565 and was registered on December 20, 2011. We do not have any other intellectual property.

Government Approvals and Regulations

Regulations Pertaining to Our Mining Operations

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

Regulations Pertaining to Our Oil and Gas Operations

Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as whole.

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, certain states such as North Dakota and Montana require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the process of drilling, completion and abandonment, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. The effect of these regulations is to limit the amount of oil and natural gas that producers can produce from their wells and to limit the number of wells or the locations at which they can drill. Moreover, both states impose a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within their jurisdictions. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws in the areas in which we operate. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations. Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”) and the courts. We cannot predict when or whether any such proposals may become effective.

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future. Future sales of crude oil will be affected by the availability, terms and cost of transportation. The transportation of oil by common carrier pipelines is also subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil pipelines that allows a pipeline to increase its rates annually up to a prescribed ceiling, without making a cost of service filing. Every five years, the FERC reviews the appropriateness of the index level in relation to changes in industry costs. On December 17, 2015, the FERC established a new price index for the five-year period which commenced on July 1, 2016.

Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is generally governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us once we commence revenues to the same extent as to our similarly situated competitors.

Regulation of Transportation and Sales of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the FERC under the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 (“NGPA”) and regulations issued under those statutes. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future.

Onshore gathering services, which occur upstream of FERC jurisdictional transmission services, are regulated by the states. Although the FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transmission function, the FERC’s determinations as to the classification of facilities is done on a case-by-case basis. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

Intrastate natural gas transportation and facilities are also subject to regulation by state regulatory agencies, and certain transportation services provided by intrastate pipelines are also regulated by FERC. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

•     require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
•     limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
•     impose substantial liabilities for pollution resulting from its operations.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. Given our limited operations to date, management believes that we are in compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our company, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements. Recent regulation and litigation that has been brought against others in the industry under RCRA concern liability for earthquakes that were allegedly caused by injection of oil field wastes.

The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of ESA. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Given our limited operations to date, management believes that we are in compliance with current applicable environmental laws and regulations, although any change in these statutes or any reclassification of a species as endangered could subject our company (directly or indirectly through our operating partners) to significant expenses to modify our operations or could force discontinuation of certain operations altogether.

On April 17, 2012, the U.S. Environmental Protection Agency (the “EPA”) finalized rules proposed on July 28, 2011 that establish new air emission controls under the Clean Air Act (“CCA”) for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance Standards (“NSPS”) for the oil and natural gas source category to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. On August 5, 2013, the EPA issued final updates to its 2012 VOC performance standards for storage tanks. The rules establish specific new requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules revise leak detection requirements for natural gas processing plants. These rules may require a number of modifications to the operations of our third-party operating partners, including the installation of new equipment to control emissions from compressors.

On September 18, 2015, the EPA proposed to further amend the NSPS for the oil and natural gas source category to set standards for methane and VOC emissions from new and modified oil and gas production sources and natural gas-processing and transmission sources. These regulations were finalized and published in the Federal Register on June 3, 2016. Although we cannot predict the cost to comply with these new requirements at this point, compliance with these new rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

These new regulations and proposals and any other new regulations requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business, results of operations and financial condition.

The Federal Water Pollution Control Act of 1972, or the Clean Water Act (the “CWA”), imposes restrictions and controls on the discharge of produced waters and other pollutants into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. The CWA and certain state regulations prohibit the discharge of produced water, sand, drilling fluids, drill cuttings, sediment and certain other substances related to the oil and gas industry into certain coastal and offshore waters without an individual or general National Pollutant Discharge Elimination System discharge permit. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Costs may be associated with the treatment of wastewater and/or developing and implementing storm water pollution prevention plans. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges, for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The underground injection of oil and natural gas wastes are regulated by the Underground Injection Control program authorized by the Safe Drinking Water Act. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Substantially all of the oil and natural gas production in which we have interest is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. The U.S. Congress continues to consider legislation to amend the Safe Drinking Water Act to address hydraulic fracturing operations.

Scrutiny of hydraulic fracturing activities continues in other ways. The federal government is currently undertaking several studies of hydraulic fracturing’s potential impacts. Several states, including Montana and North Dakota, have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. A number of municipalities in other states, including Colorado and Texas, have enacted bans on hydraulic fracturing. New York State’s ban on hydraulic fracturing was recently upheld by the Courts. In Colorado, the Colorado Supreme Court has ruled the municipal bans were preempted by state law. We cannot predict whether any other legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, which could lead to delays, increased operating costs and process prohibitions that would materially adversely affect our potential for revenue and results of operations.

The National Environmental Policy Act (“NEPA”) establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies. A major federal agency action having the potential to significantly impact the environment requires review under NEPA. Many of the activities of our third-party operating partners are covered under categorical exclusions which results in a shorter NEPA review process. The Council on Environmental Quality has announced an intention to reinvigorate NEPA reviews and on March 12, 2012, issued final guidance that may result in longer review processes that could lead to delays and increased costs that could materially adversely affect our potential for revenues and results of operations.

Climate Change

Significant studies and research have been devoted to climate change, and climate change has developed into a major political issue in the United States and globally. Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment. Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production.

In the United States, legislative and regulatory initiatives are underway to limit greenhouse gas (“GHG”) emissions. The U.S. Congress has considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act, or the CAA, definition of an “air pollutant.” In response, the EPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA. In 2010, the EPA issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act. On June 23, 2014, the U.S. Supreme Court in Utility Air Regulatory Group v. EPA held that the EPA’s “Tailoring Rule” was invalid, but held that if a source was subject to Prevention of Significant Deterioration (“PSD”) or Title V based on emissions of conventional pollutants like sulfur dioxide, particulates, nitrogen dioxide, carbon monoxide, ozone or lead, then the EPA could also require the source to control GHG emissions and the source would have to install Best Available Control Technology to do so. As a result, a source no longer is required to meet PSD and Title V permitting requirements based solely on its GHG emissions, but may still have to control GHG emissions if it is an otherwise regulated source.

On February 23, 2014, Colorado became the first state in the nation to adopt rules to control methane emissions from oil and gas facilities. On June 3, 2016, EPA issued three final rules that were intended to curb emissions of methane, VOCs and toxic air pollutants such as benzene from new, reconstructed and modified oil and gas sources. These new regulations include leak detection and repair provisions, and may require controls to reduce methane emissions from certain oil and gas facilities. To the extent our third party operating partners are required to further control methane emissions, such controls could impact our business.

In addition, in September 2009, the EPA issued a final rule requiring the reporting of GHGs from specified large GHG emission sources in the United States beginning in 2011 for emissions in 2010. On November 30, 2010, the EPA published a final rule expanding its existing GHG emissions reporting to include onshore and offshore oil and natural gas systems beginning in 2012. Our third party operating partners are required to report their greenhouse gas emissions under these rules. Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. Such developments may affect how these GHG initiatives will impact us. Moreover, while the U.S. Supreme Court held in its June 2011 decision American Electric Power Co. v. Connecticut that, with respect to claims concerning GHG emissions, the federal common law of nuisance was displaced by the federal Clean Air Act, the Court left open the question of whether tort claims against sources of GHG emissions alleging property damage may proceed under state common law. There thus remains some litigation risk for such claims. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.

Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy. To the extent that our products are competing with higher greenhouse gas emitting energy sources, our products would become more desirable in the market with more stringent limitations on greenhouse gas emissions. To the extent that our products are competing with lower GHG emitting energy sources such as solar and wind, our products would become less desirable in the market with more stringent limitations on greenhouse gas emissions. We cannot predict with any certainty at this time how these possibilities may affect our operations.

The majority of scientific studies on climate change suggest that stronger storms may occur in the future in the areas where we operate, although the scientific studies are not unanimous. Although operators may take steps to mitigate physical risks from storms, no assurance can be given that future storms will not have a material adverse effect on our business.

Subsidiaries

We have two wholly-owned subsidiaries, Alta Disposal Ltd. (“Alta Disposal”) and Black Box Energy, Inc. (“Black Box Energy”), and a 51% owned subsidiary, Alta Disposal Morinville Ltd. (“ADM”). Alta Disposal was incorporated in the province of Alberta, Canada on July 8, 2011. This subsidiary was formed to stake MAIM (Metallic and Industrial Mineral) rights in Alberta which subsequently lapsed or were sold. Black Box Energy was incorporated on September 9, 2016 in the State of Nevada for the purposes of acquiring a 50% working interest in the McKean County Project. ADM (formerly Blue Tap Resources, Inc.) is an Alberta, Canada corporation. On September 4, 2015, we sold substantially all of the assets, business and undertaking of ADM.

Employees

As of June 30, 2017, we had 2 full-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also may engage experts in general business to advise us in various capacities.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Moreover, additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially. For additional information regarding risk factors, see Item 1 – “Forward-Looking Statements.”

Risks Related to Our Business

We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

We have a limited operating history, and our operations will be subject to all the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by resource exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of our properties may not result in the discovery of reserves. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in resource exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial reserves, we may decide to abandon our claims and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. There can be no assurance that we will be able to operate on a profitable basis.

If we do not continue to obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $33,136 and working capital deficiency (current liabilities exceeding current assets) of $6,934,640 as of the year ended June 30, 2017. We currently do not generate much revenue from our operations. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital, convertible loans or other equity-linked securities. Any sale of share capital will result in dilution to existing shareholders.

Risks Related to Our Mineral Exploration Business

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

We cannot provide assurance of the success of our planned operations. Exploration costs are not fixed, and resources cannot be reliably identified until substantial development has taken place, which entails high exploration and development costs. The costs of mining, processing, development and exploitation activities are subject to numerous variables, which could result in substantial cost overruns. Mining for base or precious metals may involve unprofitable efforts, not only from dry properties, but from properties that are productive but do not produce sufficient net revenues to return a profit after accounting for mining, operating and other costs.

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

Environmental legislation is evolving in a manner which means stricter standards, enforcement, fines and penalties for noncompliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations. Because the requirements imposed by these laws and regulations frequently change, we cannot provide assurance that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business.

Decline in mineral prices may make it commercially infeasible for us to develop our property and may cause our stock price to decline.

The value and price of an investment in our common shares, our financial results, and our exploration, development and mining activities may be significantly adversely affected by declines in the price of minerals and other precious metals. Mineral prices fluctuate widely and are affected by numerous factors beyond our control, such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral-producing countries throughout the world. The price of minerals fluctuates in response to many factors, which are beyond anyone’s prediction abilities. The prices used in making the estimates in our plans differ from daily prices quoted in the news media. Because mining occurs over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons. Such reasons include a belief that the low price is temporary, and/or the expense incurred is greater when permanently closing a mine.

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

Risks Related to Our SonCav Technology

The market for our product may be limited, and as a result our business may be adversely affected.

The feasibility of marketing our product has been assumed to this point and there can be no assurance that such assumptions are correct. It is possible that the costs of development and implementation of our SonCav technology may be too expensive to market at a competitive price. It is likewise possible that competing technologies will be introduced into the marketplace before or after the introduction of our product to the market, which may affect our ability to market our product at a competitive price.

Furthermore, there can be no assurance that the prices we determine to charge for our product will be commercially acceptable or that the prices that may be dictated by the market will be sufficient to provide to us sufficient revenues to profitably operate and provide a financial return to our investors.

Our success is dependent upon our ability to commercialize our SonCav technology.

We have not commenced commercial operations. Up through the date of this report, we have been engaged principally in the research and development of the SonCav technology. Therefore, we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must be considered in light of the risk, uncertainties, expenses, delays and difficulties associated with the establishment of a new business in the oil and gas services industry, as well as those risks encountered in the shift from development to commercialization of new technology and products or services based upon such technology.

We have developed our first commercial system, but additional work is required to incorporate that technology into a system capable of accommodating hundreds of customers, which is the minimum capability we believe is necessary to compete in the marketplace.

Our success is dependent upon our ability to protect our intellectual property.

Our success will depend in part on our ability to obtain and enforce protection for our intellectual property in the United States and other countries. It is possible that our intellectual property protection could fail. It is possible that the claims for patents or other intellectual property protections could be denied or invalidated or that our protections will not be sufficiently broad to protect our technology. It is also possible that our intellectual property will not provide protection against competitive products, or will not otherwise be commercially viable.

Our commercial success will depend in part on our ability to commercialize the production of our technology without infringing on patents or proprietary rights of others. We cannot guarantee that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business.

Risks Related to Our Oil & Gas Exploration Business

Oil and natural gas prices are volatile. The continuing and extended decline in oil and natural gas prices has adversely affected, and could continue to adversely affect, our business, financial position, results of operations and cash flow.

The oil and natural gas markets are very volatile, and we cannot predict future oil and natural gas prices. Oil and natural gas prices declined significantly and have remained depressed since late 2014. The prices we expect to receive for our oil and natural gas production in the future heavily influences our revenue, profitability, access to capital and future rate of growth.

The prices we expect to receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	changes in global supply and demand for oil and natural gas;
•	the actions of OPEC and other major oil producing countries;
•	the price and quantity of imports of foreign oil and natural gas;
•	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil- producing activity;
•	the level of global oil and natural gas exploration and production activity;
•	the level of global oil and natural gas inventories;
•	changes in U.S. energy policy under the current administration;
•	weather conditions;
•	technological advances affecting energy consumption;
•	domestic and foreign governmental regulations;
•	proximity and capacity of oil and natural gas pipelines and other transportation facilities;
•	the price and availability of competitors’ supplies of oil and natural gas in captive market areas; and
•	the price and availability of alternative fuels.

Lower oil and natural gas prices have and, if they continue, will have an impact on our future revenues, the amount of oil and natural gas that our operators can produce economically, and our potential reserve bookings.

Our estimated reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Determining the amount of oil and natural gas recoverable from various formations involves significant complexity and uncertainty. No one can measure underground accumulations of oil or natural gas in an exact way. Oil and natural gas reserve engineering requires subjective estimates of underground accumulations of oil and/or natural gas and assumptions concerning future oil and natural gas prices, production levels, and operating, exploration and development costs. Some of our reserve estimates are made without the benefit of a lengthy or no production history, and are less reliable than estimates based on a lengthy production history. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate.

In the future, we expect to make estimates of oil and natural gas reserves in connection with managing our business and preparing reports to our lenders and investors. Such reserve estimates may use various assumptions, including assumptions as to oil and natural gas prices, development schedules, drilling and operating expenses, capital expenditures, taxes and availability of funds. Some of these assumptions are inherently subjective, and the accuracy of any reserve estimates relies in part on the ability of our management team, reserve engineers and other advisors to make accurate assumptions. Any significant variance from these assumptions by actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows.

Drilling for and producing oil, natural gas and NGLs are high risk activities with many uncertainties that could adversely affect our financial condition or results of operations.

Our operators’ drilling activities in the future are subject to many risks, including the risk that they will not discover commercially productive reservoirs. Drilling for oil or natural gas can be uneconomical, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. In addition, drilling and producing operations on our acreage may be curtailed, delayed or canceled by our operators as a result of other factors, including:

•	declines in oil or natural gas prices;
•	the high cost, shortages or delivery delays of equipment and services;
•	shortages of or delays in obtaining water for hydraulic fracturing operations;
•	unexpected operational events;
•	adverse weather conditions;
•	facility or equipment malfunctions;
•	title problems;
•	pipeline ruptures or spills;
•	compliance with environmental and other governmental requirements;
•	regulations, restrictions, moratoria and bans on hydraulic fracturing;
•	unusual or unexpected geological formations;
•	loss of drilling fluid circulation;
•	formations with abnormal pressures;
•	environmental hazards, such as oil, natural gas or well fluids spills or releases, pipeline or tank ruptures and discharges of toxic gas;
•	fires;
•	blowouts, craterings and explosions;
•	uncontrollable flows of oil, natural gas or well fluids; and
•	pipeline capacity curtailments.

Any of these events can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, loss of wells and regulatory penalties.

Our future success depends on our ability to replace reserves that our operators produce.

Because the rate of production from oil and natural gas properties generally declines as reserves are depleted, our future success depends upon our ability to economically find or acquire and produce additional oil and natural gas reserves. Except to the extent that we acquire additional properties containing proved reserves, conduct successful exploration and development activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, our proved reserves will decline as our reserves are produced. Future oil and natural gas production, therefore, is highly dependent upon our level of success in acquiring or finding additional reserves that are economically recoverable. We cannot assure you that we will be able to find or acquire and develop additional reserves at an acceptable cost.

We may acquire significant amounts of unproved property to further our development efforts. Development and exploratory drilling and production activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. We acquire both proved and producing properties as well as undeveloped acreage that we believe will enhance growth potential and increase our earnings over time. However, we cannot assure you that all of these properties will contain economically viable reserves or that we will not abandon our initial investments. Additionally, we cannot assure you that unproved reserves or undeveloped acreage that we acquire will be profitably developed, that new wells drilled on our properties will be productive or that we will recover all or any portion of our investments in our properties and reserves.

Our lack of industry and geographical diversification may increase the risk of an investment in our company.

Our business focus is on the oil and natural gas industry in a limited number of properties that are primarily in the areas of McKean County, Pennsylvania and Sulphur, Louisiana. While other companies may have the ability to manage their risk by diversification, the narrow focus of our business, in terms of both the industry focus and geographic scope of our business, means that we will likely be impacted more acutely by factors affecting our industry or the region in which we operate than we would if our business were more diversified. As a result of the narrow focus of our business, we may be disproportionately exposed to the effects of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of oil or natural gas. Additionally, we may be exposed to further risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells. We do not currently intend to broaden either the nature or geographic scope of our business.

Locations that the operators of our properties decide to drill may not yield oil or natural gas in commercially viable quantities.

The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a well. Our efforts will be uneconomical if the operators of our properties drill dry holes or wells that are productive but do not produce enough to be commercially viable after drilling, operating and other costs. If the operators of our properties drill future wells that are identified as dry holes, the drilling success rate would decline and may adversely affect our results of operations.

Our business depends on oil and natural gas transportation and processing facilities and other assets that are owned by third parties.

The marketability of our oil and natural gas depends in part on the availability, proximity and capacity of pipeline systems, processing facilities, oil trucking fleets and rail transportation assets owned by third parties. The lack of available capacity on these systems and facilities, whether as a result of proration, physical damage, scheduled maintenance or other reasons, could result in a substantial increase in costs, the shut-in of producing wells or the delay or discontinuance of development plans for our properties. The negative effects arising from these and similar circumstances may last for an extended period of time. In many cases, operators are provided only with limited, if any, notice as to when these circumstances will arise and their duration. In addition, many of our wells are drilled in locations that are serviced only to a limited extent, if at all, by gathering and transportation pipelines, which may or may not have sufficient capacity to transport production from all of the wells in the area. As a result, we rely on third party oil trucking to transport a significant portion of our production to third party transportation pipelines, rail loading facilities and other market access points. Any significant curtailment in gathering system or pipeline capacity, or the unavailability of sufficient third party trucking or rail capacity, could adversely affect our business, results of operations and financial condition.

Seasonal weather conditions adversely affect operators’ ability to conduct drilling activities in the areas where our properties are located.

Seasonal weather conditions can limit drilling and producing activities and other operations in our operating areas and as a result, a majority of the drilling on our properties is generally performed during the summer and fall months. These seasonal constraints can pose challenges for meeting well drilling objectives and increase competition for equipment, supplies and personnel during the summer and fall months, which could lead to shortages and increase costs or delay operations. Additionally, many municipalities impose weight restrictions on the paved roads that lead to jobsites due to the muddy conditions caused by spring thaws. This could limit access to jobsites and operators’ ability to service wells in these areas.

We may be unable to obtain additional capital that we will require to implement our business plan.

Future acquisitions and future exploration, development, production and marketing activities, will require a substantial amount of capital. Borrowings under equity-linked securities may not be sufficient to fund both our continuing operations and our planned growth. We may require additional capital to continue to grow our business through acquisitions and to further expand our exploration and development programs. We may be unable to obtain additional capital if and when required.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in consummating suitable financing transactions in the time period required or at all, and we may not be able to obtain the capital we require by other means. If the amount of capital we are able to raise from financing activities, together with our cash from operations, is not sufficient to satisfy our capital requirements, we may not be able to implement our business plan and may be required to scale back our operations, sell assets at unattractive prices or obtain financing on unattractive terms, any of which could adversely affect our business, results of operations and financial condition.

Our acquisition strategy will subject us to certain risks associated with the inherent uncertainty in evaluating properties for which we have limited information.

We have expanded our operations in part through acquisitions. Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Also, our reviews of acquired properties are inherently incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken.

Any acquisition involves other potential risks, including, among other things:

•	the validity of our assumptions about reserves, future production, revenues and costs;
•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;
•	dilution to shareholders if we use equity as consideration for, or to finance, acquisitions;
•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
•	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; and
•	an increase in our costs or a decrease in our revenues associated with any potential royalty owner or landowner claims or disputes.

The loss of any member of our management team, upon whose knowledge, relationships with industry participants, leadership and technical expertise we rely could diminish our ability to conduct our operations, and harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of those members of our management team whose knowledge, relationships with industry participants, leadership and technical expertise would be difficult to replace. In particular, our ability to successfully acquire additional properties, to increase our reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements depends on developing and maintaining close working relationships with industry participants. In addition, our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment is dependent on our management team’s knowledge and expertise in the industry. To continue to develop our business, we rely on our management team’s knowledge and expertise in the industry and will use our management team’s relationships with industry participants to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and natural gas companies.

Competition may limit our ability to obtain rights to explore and develop oil and natural gas reserves.

The oil and natural gas industry is highly competitive. Other oil and natural gas companies may seek to acquire oil and natural gas leases and other properties and services we will need to operate our business in the areas in which we expect to operate. This competition is increasingly intense as prices of oil and natural gas on the commodities markets have risen in recent years. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or respond adequately to competitive pressures, our results of operation and financial condition may be materially adversely affected.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends, in substantial part, on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third-parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells due to lack of a market or inadequacy or unavailability of crude oil or natural gas pipelines or gathering system capacity. If our production becomes shut-in for any of these or other reasons, we would be unable to realize revenue from those wells until other arrangements were made to deliver the products to market.

Our business is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business.

Our operational interests, as operated by our third-party operating partners, are regulated extensively at the federal, state, tribal and local levels. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil and natural gas wells. Under these laws and regulations, our company (either directly or indirectly through our operating partners) could also be liable for personal injuries, property and natural resource damage and other damages. Failure to comply with these laws and regulations may result in the suspension or termination of our business and subject us to administrative, civil and criminal penalties. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects.

Part of the regulatory environment in which we do business includes, in some cases, legal requirements for obtaining environmental assessments, environmental impact studies and/or plans of development before commencing drilling and production activities. In addition, our activities are subject to the regulations regarding conservation practices and protection of correlative rights. These regulations affect our business and limit the quantity of natural gas we may produce and sell. A major risk inherent in the drilling plans in which we participate is the need for our operators to obtain drilling permits from state and local authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on the development of our properties. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, adversely affect our profitability. At this time, we cannot predict the effect of this increase on our results of operations.Furthermore, we may be put at a competitive disadvantage to larger companies in our industry that can spread these additional costs over a greater number of wells and larger operating staff.

Environmental risks may adversely affect our business.

All phases of the oil and natural gas business can present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and natural gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. There is risk of incurring significant environmental costs and liabilities as a result of the handling of petroleum hydrocarbons and wastes, air emissions and wastewater discharges related to our business, and historical operations and waste disposal practices. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, loss of our leases, incurrence of investigatory or remedial obligations and the imposition of injunctive relief.

Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge, regardless of whether we were responsible for the release or contamination and regardless of whether our operating partners met previous standards in the industry at the time they were conducted. In addition, claims for damages to persons, property or natural resources may result from environmental and other impacts of operations on our properties. The application of environmental laws to our business may cause us to curtail production or increase the costs of our production, development or exploration activities.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is used extensively by our third-party operating partners. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The Safe Drinking Water Act (the “SDWA”) regulates the underground injection of substances through the Underground Injection Control (“UIC”) program. While hydraulic fracturing generally is exempt from regulation under the UIC program, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program as “Class II” UIC wells. On October 21, 2011, the EPA announced its intention to propose federal Clean Water Act regulations governing wastewater discharges from hydraulic fracturing and certain other natural gas operations. In addition, the Department of Interior (“DOI”) published a revised proposed rule on May 24, 2013 that would update existing regulation of hydraulic fracturing activities on Federal and Indian lands, including requirements for disclosure, well bore integrity and handling of flowback water. The final rule was issued on March 26, 2015.

The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. The EPA issued a Progress Report in December 2012. In March 2013, the EPA’s Scientific Advisory Board (“SAB”) formed an ad hoc panel of experts who are reviewing the Progress Report on the study. The draft assessment was released for public comment and peer review on June 5, 2015 and a final assessment was released in December 2016 generally concluding that hydraulic fracturing activities can impact drinking water resources in some circumstances and identifying factors that can influence the impacts. As part of these studies, both the EPA and the House committee have requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise. Congress has in recent legislative sessions considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. The U.S. Congress may consider similar SDWA legislation in the future.

On August 16, 2012, the EPA published final regulations under the Clean Air Act (“CAA”) that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA promulgated New Source Performance Standards (“NSPS”) establishing emission limits for sulfur dioxide (SO2) and volatile organic compounds (VOCs). The final rule requires a 95% reduction in VOCs emitted by mandating the use of reduced emission completions or “green completions” on all hydraulically-fractured gas wells constructed or refractured after January 1, 2015. Until this date, emissions from fractured and refractured gas wells must be reduced through reduced emission completions or combustion devices. The rules also establish new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. In response to numerous requests for reconsideration of these rules from both industry and the environmental community and court challenges to the final rules, the EPA announced its intention to issue revised rules in 2013. The EPA published revised portions of these rules on September 23, 2013 for VOC emissions for production oil and gas storage tanks, in part phasing in emissions controls on storage tanks past October 15, 2013. On December 19, 2014, the EPA published updates to its NSPS for the oil and gas industry. The most recent proposed update to the oil and gas NSPS came on June 3, 2016, when the EPA finalized further amendments that address methane emissions from certain oil and gas facilities.

A number of lawsuits and enforcement actions have been initiated across the country alleging that hydraulic fracturing practices have adversely impacted drinking water supplies, use of surface water, and the environment generally. If new laws or regulations that significantly restrict hydraulic fracturing, such as amendments to the SDWA, are adopted, such laws could make it more costly for us and difficult for our third party operating partners to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal or state level, our third-party operating partners fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs.

Any such federal or state legislative or regulatory changes with respect to hydraulic fracturing could cause us to incur substantial compliance costs or result in operational delays, and the consequences of any failure to comply by us or our third-party operating partners could have a material adverse effect on our financial condition and results of operations. Until such pending or threatened legislation or regulations are finalized and implemented, it is not possible to estimate their impact on our business.

Any of the above risks could impair our ability to manage our business and have a material adverse effect on our operations, cash flows and financial position.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

The EPA has determined that emissions of certain “greenhouse gases” (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act (the “CAA”). On September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. On November 30, 2010, the EPA published a final rule expanding its existing greenhouse gas emissions reporting rule to include certain petroleum and natural gas facilities, which rule requires data collection beginning in 2011 and reporting beginning in 2012. Our operating partners were required to report certain of their greenhouse gas emissions under this rule by September 28, 2012. On May 12, 2010, the EPA also issued a “tailoring” rule, which makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the CAA. On June 23, 2014, the U.S. Supreme Court in Utility Air Regulatory Group v. EPA held that the EPA’s “Tailoring Rule” was invalid, but held that if a source was subject to PSD or Title V based on emissions of conventional pollutants like sulfur dioxide, particulates, nitrogen or dioxide, carbon monoxide, ozone and lead, then the EPA could also require the source to control GHGS and would have to install Best Available Control Technology to do so. As a result, a source no longer is required to meet PSD and Title V permitting requirements based solely on its GHG emissions. On February 23, 2014, Colorado became the first state in the nation to adopt rules to control methane emissions from Colorado oil and gas facilities. Subsequently, the Obama administration has approved rules that would require controls on methane emissions from oil and gas facilities. In addition, the EPA has continued to adopt GHG regulations of other industries, such as the October 23, 2015, promulgation of emission guidelines for GHG emissions from existing electric utility generating units (the “Clean Power Plan”). This plan requires states to regulate carbon dioxide emissions from utility operations, with a long-term goal of 30% reduction below 2005 rates of CO2 from electric utilities by the year 2030. An expected outcome of this plan is that use of coal as a main fuel source for electric utilities would be replaced by use of lower-emitting products, including natural gas and wind and solar energy. Implementation of the Clean Power Plan is currently stayed pending court review. As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility.

In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, though it is yet to do so, and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances that correspond to their annual emissions of GHGs. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG reduction goal. As the number of GHG emission allowances declines each year, the cost or value of such allowances is expected to escalate significantly. The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require our third-party operating partners, and indirectly us, to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas produced by our operational interests. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.

Regulation of GHG emissions could also result in reduced demand for our production, as oil and natural gas consumers seek to reduce their own GHG emissions. Any regulation of GHG emissions, including through a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could have a material adverse effect on our business, results of operations and financial condition. In addition, to the extent climate change results in more severe weather and significant physical effects, such as increased frequency and severity of storms, floods, droughts and other climatic effects, our own, our third-party operating partners or our customers’ operations may be disrupted, which could result in a decrease in our available products or reduce our customers’ demand for our products.

Further, there have been various legislative and regulatory proposals at the federal and state levels to provide incentives and subsidies to (i) shift more power generation to renewable energy sources and (ii) support technological advances to drive less energy consumption. These incentives and subsidies could have a negative impact on oil, natural gas and NGL consumption.

Any of the above risks could impair our ability to manage our business and have a material adverse effect on our operations, cash flows and financial position.

Because we have no plans to pay, and are currently restricted from paying dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in us.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

Risks Related to Financing Our Business

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in our annual report on Form 10-K, including an explanatory paragraph as to substantial doubt with the respect to our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended June 30, 2017, we had net loss of approximately $6.8 million. At June 30, 2017, we had an accumulated deficit of approximately $57 million and a working capital deficit of approximately $7 million. These factors raise substantial doubt about our ability to continue as a going concern, within one year from the issuance date of this filing. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain the necessary capital, we may have to cease operations.

Expansion of our operations will require significant capital expenditures for which we may be unable to obtain sufficient financing.

Our need for additional capital may adversely affect our financial condition. We have no sustained history of earnings and have operated at a loss since we commenced business. We have relied, and continue to rely, on external sources of financing to meet our capital requirements, to continue developing our technology, acquire additional oil and gas assets, and to otherwise implement our corporate development and investment strategies.

We plan to obtain the future funding that we will need through the debt and equity markets but there can be no assurance that we will be able to obtain additional funding when it is required. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities or default on existing funding commitments to third parties. Our limited operating history may make it difficult to obtain future financing.

Our ability to generate positive cash flows is uncertain.

To develop and expand our business, we will need to make significant up-front investments in our technology and incur research and development, sales and marketing and general and administrative expenses. In addition, our growth will require a significant investment in working capital. We cannot provide any assurance that we will be able to raise the capital necessary to meet these requirements. If adequate funds are not available or are not available on satisfactory terms, we may be required to significantly curtail our operations and may not be able to fund our current production requirements - let alone fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance our technology, or respond to competitive pressures. Any failure to obtain such additional financing could have a material adverse effect on our business, results of operations and financial condition.

Because we may never have net income from our operations, our business may fail.

We have no history of revenues and profitability from operations. There can be no assurance that we will ever operate profitably. Our success is significantly dependent on uncertain events, including successful development of our technology, establishing satisfactory manufacturing arrangements and processes, distributing and selling our products and realizing returns on our oil and gas assets

Before receiving revenues from sales to customers of our products or returns from our oil and gas assets, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses. If we are unable to generate significant revenues from sales of our products, we will not be able to earn profits or continue operations. We can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our Company.

We need to raise additional funds and such funds may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund our business plan, for potential acquisitions or investments, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures.

Risks Related to Ownership of our Common Stock

Trading on the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC, Pink Tier, of the electronic quotation system operated by OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like NYSE. Accordingly, shareholders may have difficulty reselling any of the shares.

We have limited capitalization and may require financing, which may not be available.

We have limited capitalization, which increases our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for or reacting to changes in our business and industry and may place us at a competitive disadvantage to competitors with sufficient or excess capitalization. If we are unable to obtain sufficient financing on satisfactory terms and conditions, we will be forced to curtail or abandon our plans or operations. Our ability to obtain financing will depend upon a number of factors, many of which are beyond our control.

Our stock price is volatile.

The market price of our common stock is highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	our stock being held by a large number of persons whose sales could result in positive or negative pricing pressure on the market price for our common stock;
•	actual or anticipated variations in our quarterly operating results;
•	our ability to obtain adequate working capital financing;
•	changes in market valuations of similar companies;
•	publication (or lack of publication) of research reports about us;
•	changes in applicable laws or regulations, court rulings, enforcement and legal actions;

•	loss of any strategic relationships;
•	additions or departures of key management personnel;
•	actions by our stockholders (including transactions in our shares);
•	speculation in the press or investment community;
•	changes in our industry;
•	competitive pricing pressures;
•	our ability to execute our business plan; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”, as that term is defined in SEC Rule 3a51-1, which generally provides that “penny stock”, is any equity security that has a market price (as defined) less than US$5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, including Rule 15g-9, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and reduces the number of potential investors. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

According to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the future volatility of our share price.

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

The existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our bylaws contain indemnification provisions for our directors, officers and employees, and we have entered into indemnification agreements with our officer and directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting.

We are subject to the risk that sometime in the future, our independent registered public accounting firm could communicate to the board of directors that we have deficiencies in our internal control structure that they consider to be “significant deficiencies.” A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed. We are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “SOX”), which requires our management to annually assess the effectiveness of our internal control over financial reporting.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of June 30, 2017, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the fiscal year ended June 30, 2017, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses. A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

Our intended business, operations and accounting are expected to be substantially more complex than they have been in the past. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we are unable to maintain the adequacy of our internal controls, as those standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could adversely affect the value of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

As a public company, we will incur significant increased operating costs and our management will be required to devote substantial time to new compliance initiatives.

To operate effectively, we will be required to continue to implement changes in certain aspects of our business and develop, manage and train management level and other employees to comply with on-going public company requirements. Failure to take such actions, or delay in the implementation thereof, could have a material adverse effect on our business, financial condition and results of operations.

The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, imposes various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in our annual report on Form 10-K, including an explanatory paragraph as to substantial doubt with the respect to our ability to continue as a going concern.

The report of RBSM LLP, our independent registered public accounting firm, with respect to our consolidated financial statements and the related notes for the fiscal year ended June 30, 2017, indicates that there was substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

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

ITEM 2. PROPERTIES

Our principal offices are located at 4635 South Lakeshore Drive, Suite 200, Tempe, Arizona 85282. On May 25, 2016, we entered into a sublease agreement with Lakeshore Investment Group II, LLC to lease the premises of our principal offices for a term of twelve months ending May 30, 2017 for a monthly rate of $1,199, inclusive of internet and utilities, and continues on a month-to-month basis thereafter.

Our telephone number in Tempe is (480) 641-4790.

We own no other properties.

Our registered agent is Corporate Direct, Inc., 2248 Meridian Boulevard, Suite H, Minden, NV 89423.

ITEM 3. LEGAL PROCEEDINGS

Other than as set out below, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiaries or has a material interest adverse to our company or our subsidiaries.

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

The complaint seeks a return of the $250,000 for breach of the letter agreement, treble damages ($750,000 in the aggregate), plus attorney’s fees, costs, and punitive damages. The lawsuit against PetroChase is pending in the Superior Court of Maricopa County, State of Arizona, case number CV2017-003236. The Company has obtained default against PetroChase and Warren County PC #1. The Company expects entry of judgment against PetroChase and Warren County PC #1 within the coming weeks, but the timing of said judgment is beyond the control of the Company. The litigation against Stephen and Sheree Moore continues and is in its early stages.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets, Pink Tier, under the symbol “LEXG”. The closing price of our common stock on September 25, 2017 was $.0005 per share. Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Markets Group (www.otcmarkets.com). The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Period Ended	Bid High	Bid Low

Fiscal Year Ended June 30, 2017
June 30, 2017	$0.0020	$0.0006
March 31, 2017	$0.0112	$0.0015
December 31, 2016	$0.0068	$0.0013
September 30, 2016	$0.0200	$0.0026
Fiscal Year Ended June 30, 2016
June 30, 2016	$0.0490	$0.0010
March 31, 2016	$0.1400	$0.0400
December 31, 2015	$0.4490	$0.0200
September 30, 2015	$0.1800	$0.0200

Transfer Agent

Our transfer agent is V Stock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598. Their telephone number is (212) 828-8436.

Holders of Common Stock

As of September 28, 2017, there were 16 shareholders of record of our common stock. As of such date, 3,585,818,688 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of June 30, 2017.

Recent Sales of Unregistered Securities

During the year ended June 30, 2017, the Company issued 2,339,379,237 common shares at a deemed price ranging from $0.0003 to $0.00075 per share for promissory note and interest conversion valued at $1,266,819.

On April 4, 2017, the Company issued 90,000,000 common shares for warrant settlement agreement as discussed in note 12.

On May 12, 2017, the Company issued 100,000,000 common shares to settle warrants under a warrant termination agreement. No other consideration was paid as part of the settlement.

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2017, we did not repurchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, clinical developments which management expects or anticipates will or may occur in the future, including statements related to our technology, market expectations, future revenues, financing alternatives, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in this Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. For additional information regarding forward-looking statements, see Item 1 – Our Business – “Forward-Looking Statements.”

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted. All of the GAAP financial measures used by us in this report relate to the inclusion of financial information. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise. Please see Item 1A – “Risk Factors” for a list of our risk factors.

Overview

We are a U.S.-based exploration and development company that had been focused on the acquisition and development potential of lithium brines and other precious metals that demonstrate high probability for near-term production. Currently the company is focused testing its SonCav Technology for use in the oil and gas industry and the acquisition of oil and gas related assets in Western Canada and Southwest Louisiana. We were incorporated on May 31, 2006 in the State of Nevada under the name “Mariposa Resources, Ltd.” Effective November 30, 2010, we changed our name to “Lithium Exploration Group, Inc.,” by way of a merger with our wholly-owned subsidiary Lithium Exploration Group, Inc., which was formed solely for the change of name.

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

On January 19, 2015, we received written consent from our Board of Directors to implement a reverse stock split of our issued and outstanding shares of common stock on a basis of 20 old shares of common stock for 1 new share of common stock. Stockholders of our company originally approved the reverse stock split on October 14, 2014 at a special meeting. The reverse stock split was reviewed and approved for filing by FINRA, effective February 25, 2015, and we were assigned CUSIP number 53680P209, effective that same date. Our authorized capital was not affected by the reverse stock split.

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

Our Business

We are a U.S.-based exploration and development company that had been focused on the acquisition and development potential of lithium brines and other precious metals that demonstrate high probability for near-term production. Currently, the company is focused on testing the SonCav Technology for potential use in mining, oil and gas and other industrial applications in the future. In addition, the Company is focused on the acquisition of oil and gas related assets in North America.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the fiscal years ended June 30, 2017 and 2016. Our operating results for the fiscal years ended June 30, 2017 and 2016 are summarized as follows:

	Fiscal Year Ended June 30,
	2017	2016
Revenue	$-	$-
Operating expenses	1,010,218	548,217
Interest expense	2,863,042	781,107
Gain on change in the fair value of derivative liability	(695,912)	(595,512)
Amortization of debt discount	1,879,437	515,942
Loss on settlement of warrants	42,944	-
Impairment of deposit	250,000	-
Bad-debt write off	-	20,000
Gain on disposal business operations	-	7,761
Loss on extinguishment of liability	1,527,301	-
Loss from discontinued operations	185	78,624
Net loss	$6,877,215	$1,340,617

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the fiscal year ended June 30, 2017 are summarized as follows, in comparison to our operating expenses for fiscal year ended June 30, 2016:

	Fiscal Year Ended June 30,
	2017	2016
Mining expenses	$87,792	$31,174
Salaries and related expenses	232,245	237,334
Professional fees	458,505	146,238
Legal fees	109,500	57,945
Other general and administrative expenses	209,968	75,526
Total operating expenses	$1,010,218	$548,217

Operating expenses increased $462,001 for the year ended June 30, 2017 to $1,010,2181 for the year ended June 30, 2017, an increase of 84%. The primary reason for the change is the increase of $312,267 in professional fees due primarily to increases in finder’s’ fees and use of outside consultants, and increase in other general and administrative expenses of $134,442 due primarily to increases in marketing and travel expenses.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2017, we had cash and cash equivalents on hand of $33,136 and a working capital deficiency of $6,934,640, as compared to cash equivalents on hand of $25,208 and a working capital deficiency of $2,473,600 as of June 30, 2016. The increase in working capital deficiency is mainly due to the issuance of convertible notes during the year ended June 30, 2017.

Convertible Promissory Notes

During the year ended June 30, 2017, the Company received net proceeds from issuance of convertible promissory notes of $2,790,946.

Share Issuances to Settle Debt

During the year ended June 30, 2017, the Company issued 2,339,379,237 common shares at a deemed price ranging from $0.0003 to $0.00075 per share for promissory note and interest conversion valued at $1,266,819.

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended June 30, 2017 of $57,683,563 as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of working with existing lenders and evaluating various financing alternatives in order to finance our product development and asset acquisition activities and general and administrative expenses. These alternatives include raising funds through the issuance of convertible debt or other equity-linked securities through either institutional or retail investors. Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing investors.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Working Capital Deficiency

	June 30,	June 30,
	2017	2016
Current assets	$54,008	$48,007
Current liabilities	6,988,728	2,521,607
Working capital deficiency	$(6,934,640)	$(2,473,600)

As of June 30, 2017, our total current assets were $54,008, our total current liabilities were $6,988,728 and we had a working capital deficit of $6,934,640 (June 30, 2016 - $2,473,600). Our financial statements report a net loss of $6,877,215 for the year ended June 30, 2017 and an accumulated deficit of $57,683,563 for the period from May 31, 2006 (date of inception) to June 30, 2017 (June 30, 2016 - $50,806,439). We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	Year Ended June 30,
	2017	2016
Net cash used in operating activities	$(1,229,557)	$(402,644)
Net cash used in investing activities	(1,033,620)	-
Net cash provided by financing activities	2,270,946	368,000
Effect of foreign currency exchange	159	(4,246)
Increase (decrease) in cash and cash equivalents	$7,928	$(38,890)

The increase in net cash used in operating activities in the year ended June 30, 2017 is mainly related to the increase in operation expenses. The increase in cash used in investing activities is due to the investments and advances to PetroChase and WhiteTop. The increase in cash provided by financing activities is due increased issuances of convertible debentures.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Our principal sources of funds have been from sales of our common stock and the issuance of convertible debentures. Not including funds needed to pay down any convertible debt, we anticipate that we will need to raise an additional $1,000,000 to cover all of our operational expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

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

Principal of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Alta Disposal Ltd. and its 51% owned subsidiary Alta Disposal Morinville Ltd. (formerly Bluetap Resources Ltd.).Intercompany accounts and transactions have been eliminated in consolidation in conformity with the applicable accounting framework. No transactions occurred within Black Box Energy for the year ended June 30, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. We had $33,136 and $25,208 in cash and cash equivalents at June 30, 2017 and 2016, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of June 30, 2017 and 2016, the Company had no deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk primarily consist of our cash and cash equivalents and related party payables we will likely incur in the near future. Our company places our cash and cash equivalents with financial institutions of high credit worthiness. At times, our cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. Our company’s management plans to assess the financial strength and credit worthiness of any parties to which we extend funds, and as such, we believe that any associated credit risk exposures are limited.

Non-controlling Interest

The 49% third party ownership of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.) at June 30, 2017 and 2016 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the years ended June 30, 2017 and 2016 and are reflected in the consolidated statement of deficit.

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

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. All transactions initiated in other currencies are translated into U.S. dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

Translation of Foreign Operations

The financial results and position of foreign operations whose functional currency is different from the Company’s presentation currency are translated as follows:

•	assets and liabilities are translated at period-end exchange rates prevailing at that reporting date;
•	equity is translated at historical exchange rates; and
•	income and expenses are translated at average exchange rates for the period.

Exchange differences arising on translation of foreign operations are transferred directly to the Company’s accumulated other comprehensive loss in the consolidated financial statements. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

The relevant translation rates are as follows:

	Year Ended June 30,
	2017	2016
Closing rate CDN$ to US$ as of June 30, 2017	$0.770	$0.769
Average rate CDN$ to US $ for the period June 30, 2017	0.754	0.776

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As of June 30, 2017 and 2016, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;
•	Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
•	Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The carrying amounts of our company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, deposit, accounts payable and accrued liabilities, and due to a related party approximate their fair values because of the short maturity of these instruments.

Our Level 3 financial liabilities consist of the derivative liability of our company’s secured convertible promissory notes and debentures issued to investors, and the derivative warrants issued in connection with these convertible promissory notes and debentures. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Our company used a lattice model which incorporates transaction details such as company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

During the year ended June 30, 2017 and 2016, the Company recorded no revenue under continuing operation.

Receivables

Trade and other receivables are customer obligations due under normal trade terms and are recorded at face value less any provisions for uncollectible amounts considered necessary. The Company includes any balances that are determined to be uncollectible in its overall allowance for doubtful accounts. As of June 30, 2017, the Company recorded no allowance for doubtful accounts.

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

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, Alexander Walsh, who is our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of Alexander Walsh serving as our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of June 30, 2017, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of June 30, 2017, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

(i)     Lack of Formal Policies and Procedures. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

(ii)     Audit Committee and Financial Expert. We do not have a formal audit committee with a financial expert, and thus we lack the board oversight role within the financial reporting process.

(iii)    Insufficient Resources. We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

(iv)     Entity Level Risk Assessment. We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term as resources permit, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Except as set forth below, there are no other persons who have been nominated or chosen to become directors, nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position	Since

Alexander Walsh	37	President, Chief Executive Officer,	November 4, 2010
		Chief Financial Officer, Treasurer and
		Director

The Board of Directors is comprised of only one class. Our sole director, Mr. Walsh, serves for a term of one year and until his successor(s) is/are elected at the Company’s annual shareholders meeting and are qualified, subject to removal by the Company’s shareholders. Our sole executive officer, Mr. Walsh, serves at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests. The information below with respect to our sole officer and director includes his experience, qualifications, attributes, and skills necessary for him to serve as a director and/or executive officer.

Biographies of Directors and Executive Officers

Set forth below are brief accounts of the business experience during the past five years of our sole director, executive officer and significant employee of the Company.

Alexander Walsh – President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Mr. Walsh was appointed President, Chief Executive Officer, Secretary, Treasurer, and Director of our company in November 2010. From May 2008 to November of 2010, Mr. Walsh was a management consultant at AW Enterprises, LLC, a management consulting firm assisting small and middle market businesses in expanding their revenue and profits through strategic partnerships. Mr. Walsh’s efforts included strategic planning for companies looking to raise capital and assisting clients with forming strategic partnerships that could increase their revenue and profits. From May 2006 to May 2008, Mr. Walsh was a small business consultant and managing partner for Business Strategies Group, a specialized team focusing on providing employee benefits, retirement programs, and insurance products to small and middle market companies. Mr. Walsh attended DePauw University in Greencastle, Indiana where he majored in economics and management. Mr. Walsh was chosen as one of our directors due to his background in venture capital, investor relations and corporate development.

We believe that Mr. Walsh’s experience relating to venture capital, investor relations, corporate development and the public markets makes him suitable to serve as a director of our company.

Family Relationships

There are no other family relationships between or among any of our sole director and executive officer and any incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meeting in the fiscal year-ended June 30, 2017. Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the Company.

Due to the limited size of our Board of Directors, we do not currently have a standing Audit or Compensation Committee. We hope to appoint new directors in the near future, however, and expect to re-establish both an Audit Committee and Compensation Committee promptly thereafter.

Board Nominations and Appointments

In considering whether to nominate any particular candidate for election to the Board of Directors, we will use various criteria to evaluate each candidate, including an evaluation of each candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of our stockholders. The Board of Directors plans to evaluate biographical information and interview selected candidates in the next fiscal year and also plans to consider whether a potential nominee would satisfy the listing standards for “independence” of The Nasdaq Stock Market and the SEC’s definition of “audit committee financial expert.” The Board of Directors does not plan to assign specific weights to particular criteria and no particular criterion will be a prerequisite for each prospective nominee.

We do not have a formal policy with regard to the consideration of director candidates recommended by our stockholders, however, stockholder recommendations relating to director nominees may be submitted in accordance with the procedures set forth below under the heading “Communicating with the Board of Directors”.

Communicating with the Board of Directors

Stockholders who wish to send communications to the Board of Directors may do so by writing to Mr. Alexander Walsh, Chief Executive Officer, Lithium Exploration Group, Inc., 4635 South Lakeshore Drive, Suite 200, Tempe, Arizona 85282. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters must identify the author as a stockholder and must include the stockholder’s full name, address and a valid telephone number. The name of any specific intended recipient should be noted in the communication. We will forward any such correspondence to the intended recipients; however, prior to forwarding any such correspondence, and we will review such correspondence, and in our discretion, may not forward communications that relate to ordinary business affairs, communications that are primarily commercial in nature, personal grievances or communications that relate to an improper or irrelevant topic or are otherwise inappropriate for the Board of Director’s consideration.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

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

Our Code of Ethics and Business Conduct was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB on September 28, 2007. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to Lithium Exploration Group, Inc., 4635 South Lakeshore Drive, Suite 200, Tempe, Arizona 85282.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2017, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Number of Transactions
		Not Reported on a	Failure to File
Name	Number of Late Reports	Timely Basis	Requested Forms

Alexander Walsh (1)	-	N/A	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, had not ownership activity during the fiscal year ended June 30, 2017.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended June 30, 2017 and 2016 for (i) our principal executive officer; (ii) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2017 and 2016; and (iii) up to two additional individuals for whom disclosure would have been provided under (ii) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2017 and 2016. There were no executive officers of the Company whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

							All
Name/				Deferred	Option		Other	Total
Principal				Salary	Award		Compen-	Compen-
Position	Year	Salary		Paid	(2)		sation	sation
Alexander
Walsh (1)	2017	$120,000	$		- $	-	$2,000	$122,000
President,
Chief
Executive
Officer and
Director	2016	$120,000	$		- $	-	$-	$120,000

(1)	Alexander Walsh was appointed president, chief executive officer, chief financial officer and director on November 4, 2010.

(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

Employment Agreements

Effective January 12, 2014, we entered into an employment agreement with Alexander Walsh for provision of services as our President and Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Walsh will receive an annual salary of $120,000 payable in monthly cash installments or, in the event cash is unavailable, in shares of our company’s common stock. The employment agreement also provides for liability insurance and any travel and out-of-pocket expenses incurred and approved by our company. The employment agreement expired on January 12, 2016, following which Mr. Walsh has provided his services to the Company on a month-to-month basis at the same rate of compensation. Determinations with regard to bonus or option grants are made by Mr. Walsh, the Company's sole director at this time.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. Our sole executive officer and director has neither received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation to him.

Equity Compensation Plans

2014 Stock Option Plan

On July 22, 2014, our directors approved the adoption of the 2014 Stock Plan which permits our company to issue up to 20,000,000 shares of our common stock to directors, officers, employees and consultants of our company.

Stock Options/SAR Grants

During the period from inception to June 30, 2017, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2017 and 2016 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2017.

Director Compensation

The following table sets forth for each director certain information concerning his compensation for the year ended June 30, 2017.

Change in
Pension
Value
and
				Non-Equity	Nonqualified
	Fees			Incentive	Deferred
	Earned or			Plan	Compensa-	All other
	Paid in	Stock	Option	Compensa-	tion	Compensa-
	Cash	Awards	Awards	tion	Earnings	tion	Total
	($)	($)	($)	($)	($)	($)	($)

Alexander Walsh	-	-	-	-	-	-	-

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any directors fees during our fiscal years ending June 30, 2017 and 2016, respectively. We have no formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Mr. Walsh receives compensation for his services as an executive officer of the Company, but not as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of Common Stock as of September 19, 2017 for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of September 19, 2017, there were 3,585,818,688 shares of Common Stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

	Shares	Percentage
	Beneficially	of Class
Name and Address of Beneficial Owner(1)	Owned	Owned

Directors and Executive Officers

Alexander Walsh	- (2)	- %
320 E. Fairmont Drive
Tempe, AZ 85282

All Officers and Directors as a Group	-	- %

5% Shareholders

Concord Holding Group, LLC	- (3)	-%
1080 Bergen Street, Suite 240
Brooklyn, NY 11216

JDF Capital Inc.	- (4)	-%
62 East Main Street
Freehold, NJ 07728

All 5% Shareholders as a Group	-	-%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 28, 2017. As of September 28, 2017, there were 3,585,818,688 shares of our company’s common stock issued and outstanding.

(2)	Alexander Walsh is our company’s president, chief executive officer, chief financial officer and director.

(3)

Concord Holding Group, LLC has rights to shares of the Company’s common stock under a series of convertible notes, as more fully described in the footnotes to our financial statements, up to an aggregate number of shares of common stock not to exceed 9.99% percent of shares outstanding.

(4)

JDF Capital Inc. has rights to shares of the Company’s common stock under a series of convertible notes, as more fully described in the footnotes to our financial statements, up to an aggregate number of shares of common stock not to exceed 4.99% percent of shares outstanding.

Changes in Control.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of June 30, 2017, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

•	any director or executive officer of our company;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
•	any promoters and control persons; and
•	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation”.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following tables set forth the fees billed to the Company for professional services rendered by RBSM LLP (“RBSM”) for the fiscal years ended June 30, 2017 and 2016:

Services	2017	2016
Audit fees	$45,000	$45,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$45,000	$45,000

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended June 30, 2017 and 2016 were for professional services rendered by RBSM for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q.

Pre-Approval Policies and Procedures

We do not have an audit committee. Our sole Chief Executive Office and sole director pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our sole director with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the sole director before the audit commences.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)
3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8- K/A filed on April 23, 2009)
3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)
3.6	Certificate of Amendment dated October 17, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
3.7	Articles of Incorporation of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.8	Certificate of Amendment of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.9	Bylaws of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.10	Certificate of Incorporation of 1617437 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.11	Articles of Amendment of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.12	Bylaws of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.13	Certificate of Amendment filed September 9, 2015 (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed on September 15, 2015)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
4.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed July 15, 2015)
(10)	Material Contracts
10.1	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)
10.2	Amendment and Settlement Agreement dated January 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
10.3	Form of Common Stock Purchase Warrant between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.4	Form of Common Stock Purchase Warrant between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.5	Form of Common Stock Purchase Warrant between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.6	Form of Common Stock Purchase Warrant between our company and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)

10.7	Securities Purchase Agreement dated as of March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014) September 7, 2016)
10.8	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.9	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8- K filed on August 6, 2014)
10.10	Form of Stock Grant Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.11	Securities Purchase Agreement dated July 22, 2014 between our company and JDF Capital Inc. Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.12	Convertible Promissory Note dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.13	Common Stock Purchase Warrant dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
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

10.54	Convertible Promissory Note dated September 2, 2016 ($64,000) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.55	Securities Purchase Agreement dated August 12, 2016, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)

10.56	Convertible Promissory Note dated August 12, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.57	Securities Purchase Agreement dated September 27, 2016 with JDF Capital Inc (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.58	Convertible Promissory Note dated September 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.59	Securities Purchase Agreement dated October 10, 2016 with JDF Capital Inc (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.60	Convertible Promissory Note dated October 10, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017).
10.61	Convertible Promissory Note dated October 19, 2016 to Inlight Capital Partners. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)
10.62	Securities Purchase Agreement dated October 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)
10.63	Securities Purchase Agreement dated October 31, 2016 with Concord Holding Group, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)
10.64	Convertible Promissory Note dated October 31, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.65	Securities Purchase Agreement dated November 14, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.66	Convertible Promissory Note dated November 14, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.67	Securities Purchase Agreement dated November 22, 2016 with JDF Capital Inc, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.68	Convertible Promissory Note dated November 22, 2016 with JDF Capital Inc, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.69	Securities Purchase Agreement dated November 30, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.70	Convertible Promissory Note dated November 30, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.71	Securities Purchase Agreement dated December 23, 2016 with JDF Capital Inc (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.72	Convertible Promissory Note dated December 23, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.73	Securities Purchase Agreement dated January 17, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.74	Convertible Promissory Note dated January 17, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.75	Securities Purchase Agreement dated January 25, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.76	Convertible Promissory Note dated January 25, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.77	Securities Purchase Agreement dated January 26, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.78	Convertible Promissory Note dated January 26, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.79	Securities Purchase Agreement dated January 27, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.80	Convertible Promissory Note dated January 27, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.81	Securities Purchase Agreement dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.82	Convertible Promissory Note dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)

10.83	Securities Purchase Agreement dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.84	Convertible Promissory Note dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.85	Securities Purchase Agreement dated March 1, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.86	Convertible Promissory Note dated March 1, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.87	Securities Purchase Agreement dated March 1, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.88	Convertible Promissory Note dated March 1, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.89	Securities Purchase Agreement dated March 13, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.90	Convertible Promissory Note dated March 13, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.91	Securities Purchase Agreement dated March 20, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.92	Convertible Promissory Note dated March 20, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.93	Convertible Promissory Note dated March 28, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.94	Securities Purchase Agreement dated March 28, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.95	Convertible Promissory Note dated December 29, 2016 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.96	Securities Purchase Agreement dated December 29, 2016 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.97	Securities Purchase Agreement dated April 4, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.98	Convertible Promissory Note dated April 4, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.99	Securities Purchase Agreement dated May 2, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.100	Convertible Promissory Note dated May 2, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.101	Securities Purchase Agreement dated May 5, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.102	Convertible Promissory Note dated May 5, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.103	Securities Purchase Agreement dated May 15, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.104	Collateralized Note dated May 15th, 2017 with Concord Holding Group. LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.105	Backend Note dated May 15, 2017 with Concord Capital, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.106	Securities Purchase Agreement dated May 17, 2017 with JDF Capital, Inc (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.107	Collateralized Note dated May 17, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.108	Backend Note dated May 17, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.109	Joint Development and Option Agreement (incorporated by reference to our Form 10-Q filed on May 19, 2017)

10.110*	Securities Purchase Agreement dated June 8, 2017 with JDF Capital, Inc.
10.111*	Convertible Promissory Note dated June 8, 2017 with JDF Capital, Inc.
10.112*	Securities Purchase Agreement dated June 8, 2017 with Concord Holding Group, LLC
10.113*	Backend Note dated June 8, 2017 with Concord Holding Group, LLC
10.114*	Collateralized Note dated June 8, 2017 with Concord Holding Group, LLC
10.115*	Convertible Promissory Note dated June 8, 2017 with Concord Holding Group, LLC
10.116*	Convertible Promissory Note dated March 3, 2014 with JDF Capital, Inc.
10.117*	Convertible Promissory Note dated September 9, 2015 with JDF Capital, Inc.
10.118	Debt Settlement and Subscription Agreement dated August 3, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 8-K filed on August 24, 2017)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

By: /s/ Alexander Walsh
Alexander Walsh
President, Chief Executive Officer,
Chief Financial Officer and Treasurer
(Principal Executive Officer, Principal
Financial Officer and Principal
Accounting Officer)

Date: September 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Alexander Walsh	Sole Director	Date: September 28, 2017
Alexander Walsh

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LITHIUM EXPLORATION GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2017

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Lithium Exploration Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Lithium Exploration Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the two years in the period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2017 and 2016, and the results of its operations and their cash flows for the two years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 9, the Company has accumulated deficit, negative cash flows from operations, incurred recurring operating losses and working capital deficit which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ RBSM LLP
New York, NY
September 28, 2017

LITHIUM EXPLORATION GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2017	2016

ASSETS

Current
Cash and cash equivalents	$33,136	$25,208
Prepaid expenses	1,100	2,788
Current assets held for sale (Note 11)	19,852	20,011
Total current assets	54,088	48,007

Advances to WhiteTop (Note 5)	783,620	-

Total Assets	$837,708	$48,007

LIABILITIES AND DEFICIT

Current
Accounts payable and accrued liabilities	$90,864	$211,813
Derivative liability – convertible promissory notes (Note 7)	3,386,251	1,162,058
Derivative liability – warrants (Note 7)	338,873	268,611
Due to related party (Note 6 and 8)	115,000	115,000
Convertible promissory notes - net of unamortized debt discount (Note 7)	2,841,109	619,769
Accrued interest – convertible promissory notes (Note 7)	210,202	137,936
Current liabilities held for sale (Note 11)	6,429	6,420

Total Current Liabilities	6,988,728	2,521,607

Commitments and contingencies

DEFICIT
Lithium Explorations Group, Inc. Stockholders’ Deficit
Capital stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
10,000,000,000 common shares, $0.001 par value
Issued and outstanding:
Nil preferred shares (June 30, 2016 – Nil)	-	-
2,649,152,021 common shares (June 30, 2016 – 119,772,784)	2,649,152	119,773
Additional paid-in capital	49,269,348	48,598,773
Accumulated other comprehensive loss	(33,890)	(33,731)
Accumulated deficit	(57,683,563)	(50,806,439)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(5,798,953)	(2,121,624)
Non-Controlling Interest	(352,067)	(351,976)
Total Deficit	(6,151,020)	(2,473,600)

Total Liabilities and Deficit	$837,708	$48,007

The accompanying footnotes are in integral part of these consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	June 30, 2017	June 30, 2016

Revenue	$-	$-

Operating Expenses:
Mining expenses	87,792	31,174
Selling, general and administrative	922,426	517,043
Total operating expenses	1,010,218	548,217
Loss from operations	(1,010,218)	(548,217)

Other income (expenses)
Interest expense (Note 7)	(2,863,042)	(781,107)
Gain on change in the fair value of derivative liability (Note 7)	695,912	595,512
Amortization of debt discount	(1,879,437)	(515,942)
Loss on settlement of warrants	(42,944)	-
Impairment of deposit (Note 5)	(250,000)	-
Bad-debt write off	-	(20,000)
Gain on disposal of business operations	-	7,761
Loss on extinguishment of liability	(1,527,301)	-
	(5,866,812)	(713,776)

Loss before income taxes	(6,877,030)	(1,261,993)
Provision for income taxes (Note 4)	-	-
Net loss from continuing operations	(6,877,030)	(1,261,993)

Loss from discontinued operations	(185)	(78,624)
Net loss	(6,877,215)	(1,340,617)

Less: Net loss attributable to the non-controlling interest	(91)	(38,526)

Net income loss attributable to Lithium Exploration Group, Inc. common shareholders	$(6,877,124)	$(1,302,091)

Basic and Diluted Loss per Common Share from continuing operations	$(0.008)	$(0.046)
Basic and Diluted Loss per Common Share from discontinued operations	$(0.000)	$(0.003)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	835,752,071	28,018,300
Comprehensive loss:
Net loss	$(6,877,215)	$(1,340,617)
Foreign currency translation adjustment	159	(4,248)
Comprehensive loss:	(6,877,056)	(1,344,865)
Comprehensive loss attributable to non-controlling interest	(91)	(38,526)
Comprehensive loss attributable to Lithium Exploration Group, Inc. common shareholders	$(6,876,965)	$(1,306,339)

The accompanying footnotes are in integral part of these consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

				Accumulated
			Additional	Other		Non-
			Paid-in	Comprehensive	Accumulated	controlling	Stockholders’
	Common Shares	Amount $	Capital	Loss	Deficit	Interest	(Deficit)

Balance – June 30, 2015	7,574,353	$7,575	$47,383,231	$(29,484)	$(49,504,348)	$(313,450)	$(2,456,476)

Common shares issued for debt conversion and interest	109,612,491	109,612	367,289				476,901
Derivative liability transferred to paid in capital on conversion of note	-	-	768,175				768,175
Common shares issued for cashless exercise of warrants	2,577,896	2,578	19,898				22,476
Common shares issued for fractional shares adjustment	8,044	8	(7)				1
Disposal of business operations	-	-	60,187				60,187
Foreign exchange translation	-	-	-	(4,247)			(4,247)
Net loss for the year	-	-	-		(1,302,091)	(38,526)	(1,340,617)
Balance – June 30, 2016	119,772,784	$119,773	$48,598,773	$(33,731)	$(50,806,439)	$(351,976)	$(2,473,600)

Common shares issued for debt conversion and interest	2,339,379,237	2,339,379	(1,072,560)				1,266,819
Derivative liability transferred to paid in capital on conversion of note			1,818,596				1,818,596
Common shares issued for exercise of warrants	190,000,000	190,000	(75,461)				114,539
Foreign exchange translation	-	-	-	(159)			(159)
Net loss for the period	-	-	-		(6,877,124)	(91)	(6,877,215)
Balance – June 30, 2017	2,649,152,021	$2,649,152	$49,269,348	$(33,890)	$(57,683,563)	$(352,067)	$(6,151,020)

The accompanying footnotes are in integral part of these consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,	June 30,
	2017	2016

Cash Flows from Operating Activities
Net loss from continuing operations	$(6,877,030)	$(1,261,993)
Loss from discontinued operations	(185)	(78,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of business operation	-	(7,761)
Non-cash Interest expense	2,440,493	695,945
Common shares issued for interest	91,769	4,118
Loss on settlement of debt	42,944	-
Bad debt written-off	-	20,000
Impairment of deposit	250,000	-
Gain on change in the fair value of derivative liability	(695,912)	(595,512)
Amortization of debt discount	1,879,437	515,942
Loss on extinguishment of debt and derivative liabilities	1,527,301	-
Changes in operating assets and liabilities:
Receivable, net	-	13,421
Prepaid expenses	1,688	-
Accrued interest	230,718	83,594
Accounts payable and accrued liabilities	(120,949)	145,851
Net cash used in operating activities from continuing operations	(1,229,726)	(465,019)
Net cash provided by operating activities from discontinued operations	169	62,375
Net cash used in operating activities	(1,229,557)	(402,644)

Cash Flows from Investing Activities
Investment in PetroChase, Inc.	(250,000)	-
Advances to WhiteTop	(783,620)	-
Net cash used in investing activities	(1,033,620)	-

Cash Flows from Financing Activities
Proceed from issuance of convertible promissory notes, net	2,790,946	368,000
Repayment of notes payable	(520,000)	-
Net cash provided by financing activities	2,270,946	368,000

Effect of foreign currency exchange	159	(4,246)

Increase (decrease) in cash and cash equivalents	7,928	(38,890)
Cash and cash equivalents - beginning of period	25,208	64,098
Cash and cash equivalents - end of period	$33,136	$25,208

Supplementary disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion	$1,175,055	$476,901
Common stock issued on cashless exercise of warrants	$71,595	$22,476
Derivative liability re-classed to additional paid in capital	$1,818,596	$768,175
Debt discount on issuance of convertible note and warrants	$2,849,867	$394,068
Initial derivative liability on note issuance	$5,290,360	$1,027,009
Interest reclassed to convertible note	$158,778	$5,680
Reclassification of discontinued assets and liabilities to additional paid in capital	$-	$60,187

The accompanying footnotes are in integral part of these consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2017

NOTE 1 - ORGANIZATION

Lithium Exploration Group, Inc. (the “Company”) is a U.S.-based exploration and development company that had been focused on the acquisition and development potential of lithium brines and other precious metals that demonstrate high probability for near-term production. Currently the company is focused testing its SonCav Technology for use in the oil and gas industry and the acquisition of oil and gas related assets in Western Canada and Southwest Louisiana. The Company was incorporated on May 31, 2006 in the State of Nevada under the name “Mariposa Resources, Ltd.” Effective November 30, 2010, it changed its name to “Lithium Exploration Group, Inc.,” by way of a merger with its wholly-owned subsidiary Lithium Exploration Group, Inc., which was formed solely for the change of name.

As used in this Annual Report on Form 10-K and the accompanying financial statements and notes, and unless otherwise indicated, the terms “we,” “us,” “our” or the “Company” refer to Lithium Exploration Group, Inc. a Nevada corporation, including our wholly-owned subsidiaries, Alta Disposal Ltd., an Alberta, Canada corporation (“Alta Disposal”), Black Box Energy, Inc., a Nevada corporation (“Black Box Energy”), and our 51% owned subsidiary, Alta Disposal Morinville Ltd., (formerly Bluetap Resources, Ltd.) an Alberta, Canada corporation (“ADM”), unless otherwise indicated.

On October 17, 2014, the Company amended its Articles of Incorporation, which amendment was filed with the Nevada Secretary of State on October 17, 2014, to increase the authorized capital of common shares from 500,000,000 common shares, par value $0.001, to 2,000,000,000 common shares, par value $0.001. The then authorized capital consists of 2,000,000,000 common shares and 100,000,000 preferred shares, all with a par value of $0.001.

On January 19, 2015, the Company received written consent from its Board of Directors to implement a reverse stock split of its issued and outstanding shares of common stock on a basis of 20 old shares of common stock for 1 new share of common stock. Stockholders of the Company originally approved the reverse stock split on October 14, 2014 at a special meeting. The reverse stock split was reviewed and approved for filing by FINRA and made effective on February 25, 2015.

On July 13, 2015, the Board of Directors approved an increase in authorized capital from 2,000,000,000 shares of common stock, par value $0.001, to 10,000,000,000 shares of common stock, par value of $0.001 per share, and a reverse stock split on a basis of up to 200 old shares of common stock for 1 share of common stock. The increase of authorized capital and stock split was approved by shareholders on July 13, 2015.

In this Annual Report on Form 10-K and in the accompanying audited financial statements and notes, the above described reverse splits are reflected retroactively in the descriptions of shares and warrants and their corresponding issuance and exercise prices, except where otherwise indicated.

The Company’s executive offices are located at 4635 South Lakeshore Drive, Suite 200, Tempe, AZ 85282-7127. The telephone number for our Tempe office is (480) 641-4790.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principal of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Alta Disposal and its 51% owned subsidiary ADM. Intercompany accounts and transactions have been eliminated in consolidation in conformity with the applicable accounting framework. No transactions occurred within Black Box Energy for the year ended June 30, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $33,136 and $25,208 in cash and cash equivalents at June 30, 2017 and 2016, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of June 30, 2017 and 2016, the Company had no deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

Non-controlling Interest

The 49% third party ownership of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.) at June 30, 2017 and 2016 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the years ended June 30, 2017 and 2016 and are reflected in the consolidated statement of deficit.

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

Potentially dilutive securities are not presented in the computation of EPS since their effects are anti-dilutive. The total number of potential number of dilutive shares is 6,951,714,706 at the year ending June 30, 2017.

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. All transactions initiated in other currencies are translated into U.S. dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date. Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

Translation of Foreign Operations

The financial results and position of foreign operations whose functional currency is different from the Company’s presentation currency are translated as follows:

•	assets and liabilities are translated at period-end exchange rates prevailing at that reporting date;
•	equity is translated at historical exchange rates; and
•	income and expenses are translated at average exchange rates for the period.

Exchange differences arising on translation of foreign operations are transferred directly to the Company’s accumulated other comprehensive loss in the consolidated financial statements. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

The relevant translation rates are as follows:

	Year Ended June 30,
	2017	2016
Closing rate CDN$ to US$ as of June 30,	$0.770	$0.769
Average rate CDN$ to US $ for the period June 30,	0.754	0.776

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As of June 30, 2017 and 2016, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;
•	Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
•	Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The carrying amounts of our company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses, deposit, accounts payable and accrued liabilities, and due to a related party approximate their fair values because of the short maturity of these instruments.

Our Level 3 financial liabilities consist of the derivative liability of our company’s secured convertible promissory notes and debentures issued to investors, and the derivative warrants issued in connection with these convertible promissory notes and debentures. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Our company used a lattice model which incorporates transaction details such as company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

During the year ended June 30, 2017 and 2016, the Company didn’t record any revenue under continuing operation.

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

The Company also follows the provisions of ASC 740-10 related to accounting for uncertain income tax positions. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of June 30, 2017 and 2016, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.

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

Recent Accounting Pronouncements

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU No. 2016-02 on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently evaluating the impact of adopting ASU No. 2016-09 on its consolidated financial statements.

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

NOTE 3 – CAPITAL STOCK

Reverse Stock Splits

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

For the year ended June 30, 2017:

During the year ended June 30, 2017, the Company issued 2,339,379,237 common shares at a deemed price ranging from $0.0003 to $0.00075 per share for promissory note and interest conversion valued at $1,266,819.

On April 4, 2017, the Company issued 90,000,000 common shares for warrant settlement agreement $42,944 recorded as loss on settlement with derivative liability on date of settlement recorded as change in fair value of derivative liability (discussed in Note 12).

On May 12, 2017, the Company issued 100,000,000 common shares to settle warrants under a warrant termination agreement, resulting in a cashless exercise of the warrants. No other consideration was paid as part of the settlement.

NOTE 4 – PROVISION FOR INCOME TAXES

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods based upon management’s evaluation that such losses will more likely than not be utilized in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through June 30, 2017 of approximately $15 million will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by $795,992 and $795,006 during the years ended June 30, 2017 and 2016 respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2017. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2016, June 30, 2015, June 30, 2014, and June 30, 2013 are still open for examination by the Internal Revenue Service (IRS).

	For the Year Ended June 30, 2017
	Amount	Tax Effect (35%)
Loss before income tax	$6,877,030	$2,406,961
Shares issued for interest expenses	(91,769)	(32,119)
Non-cash interest expense	(2,440,493)	(854,173)
Loss on change in fair value of derivative liability and extinguishment of debt	(831,389)	(290,986)
Amortization of debt discount	(1,879,437)	(657,803)
Loss on settlement of debt	(42,944)	(15,030)
Total	1,590,998	556,849
Valuation allowance	(1,590,998)	(556,849)
Net deferred tax asset (liability)	$-	$-

	For the Year Ended June 30,
	2016
	Amount	Tax Effect (35%)
Loss before income tax	$1,340,617	$469,216
Non-cash interest expense	(632,942)	(221,530)
Gain on change in fair value of derivative liability	595,512	208,429
Amortization of debt discount	(515,942)	(180,580)
Gain on disposal of business operation	7,761	2,716
Total	795,006	278,252
Valuation allowance	(795,006)	(278,252)
Net deferred tax asset (liability)	$-	$-

The utilization of net operating losses may be limited by change of control provisions under IRC section 382 of the Internal Revenue code. Management has not evaluated if a change of control has taken place as of the dates of these statements.

NOTE 5 – DEPOSITS AND ADVANCES

Deposits with PetroChase

On September 9, 2016, the Company acquired 100% interest in Black Box Energy, Inc. a company incorporated in the State of Nevada. Black Box Energy will purchase 50% of the working interest in the McKean County Project from PetroChase, Inc. (“PetroChase”) The consideration paid for the 50% interest in McKean County Project, is in the following amounts:

•	First Payment made on 09/09/2016 for an amount of $125,000;
•	Second Payment made on 09/16/2016 for an amount of $125,000; and
•	Management Fees Payment for an amount of $30,000 within 90 days after the Second Payment.

The first two payments totaling $250,000 were made to PetroChase in September 2016 and were reflected as a Deposit on the Company’s balance sheet. The Company is currently in dispute with PetroChase regarding the well that was not drilled in accordance with the agreement, and has filed a complaint against PetroChase in the Superior Court of the State of Arizona on March 22, 2017. The management fee payments have been postponed until this issue has been resolved (See Note 10).

The Company assessed the deposits for impairment and determined that the full amount was impaired as of June 30, 2017, and is reflected as impairment of deposit of $250,000 on the Company’s consolidated statement of operations.

Joint Development and Option Agreement with White Top

On April 13, 2017, the Company’s wholly-owned subsidiary, BBE, entered into a Joint Development and Option Agreement with White Top Oil & Gas, LLC (“White Top”), a Louisiana limited liability company (the “White Top Agreement”), under which White Top is the designee to a funding agreement to finance and participate in the completion of certain oil and gas development, exploration and operating activities on certain lands located in Sulphur, Louisiana. Under the terms of the White Top Agreement, BBE has advanced $783,620 as of June 30, 2017 to White Top as consideration, which is reflected as Advances to White Top on the Company’s balance sheet (see Note 10).

In August 2017, the Company made additional payments of $45,000 under the White Top Agreement.

NOTE 6 – PROMISSORY NOTES

Summary of promissory notes at June 30, 2017 and 2016 is as follows:

			Reclassification
		June 30, 2016	(Transfer)	(Payments)	June 30, 2017

September 16, 2016	$	- $	460,000	$(460,000)	$-
October 18, 2016		-	60,000	(60,000)	-

Total	$	- $	520,000	$(520,000)	$-

The above promissory notes are short-term notes that carry no interest. All of the promissory notes were settled by the end of fiscal year 2017.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Summary of convertible promissory notes at June 30, 2017 and 2016 is as follows:

			Accretion
			of			Transfer
	June 30,	Principal	Issuance	Total		(Loan	June 30,
	2016	Issued	Cost	Converted	Repaid	Extinguished)	2017

February 13, 2013	$21,908	$-	$-	$-	$(10,954)	$-	$10,954

July 22, 2014	185,315	-	-	(162,789)	-	(15,304)	7,222

August 22, 2014	15,768	-	-	-	-	(15,768)	-

February 6, 2015	7,150	-	-	-	-	-	7,150

March 9, 2015	10,220					(10,220)	-

February 24, 2015	76,239	-	-	-	-	(76,239)	-

August 3, 2015	36,000	-	-	(36,000)	-	-	-

September 9, 2015	30,000	-	-	-	-	-	30,000

September 30, 2015	20,800	-	-	-	-	(20,800)	-

November 6, 2015	12,000	-	-	(12,000)	-	-	-

December 1, 2015	36,000	-	-	(18,000)	-	(18,000)	-

December 3, 2015	17,000	-	-	-	-	(17,000)	-

January 27, 2016	29,750	-	-	(24,750)	-	(5,000)	-

February 1, 2016	49,197	-	-	-	-	(49,197)	-

March 1, 2016	13,200	-	-	(13,200)	-	-	-

March 24, 2016	12,100	-	-	(12,100)	-	-	-

March 28, 2016	42,986	-	-	(2,216)	-	(40,770)	-

April 19, 2016	197,067	-	-	-	-	(197,067)	-

May 16, 2016	30,250	-	-	(30,250)	-	-	-

August 12, 2016	-	40,000	5,712	-	-	-	45,712

September 7, 2016	-	100,000	16,000	(169,920)	-	53,920	-

September 8, 2016	-	25,000	2,201	(120,000)	-	120,000	27,201

September 9, 2016	-	125,000	14,810	-	-	-	139,810

September 9, 2016	-	-	-	(87,772)	-	108,697	20,925

September 15, 2016	-	232,000	21,059	(253,059)		-	-

September 16, 2016	-	-	-	-	(232,500)	232,500	-

September 19, 2016	-	-	-	(233,000)		1,398,000	1,165,000

September 27, 2016	-	110,000	11,655	-	-	-	121,655

October 10, 2016	-	-	6,677	-	-	93,063	99,740

October 19, 2016	-	-	-	-	(35,000)	35,000	-

October 27, 2016	-	40,000	5,365	-	-	-	45,365

October 31, 2016	-	147,000	10,594	-	-	-	157,594

November 14, 2016	-	25,000	3,569	-	-	-	28,569

November 22, 2016	-	25,000	2,693	-	-	-	27,693

November 30, 2016	-	87,000	7,215	-	-	-	94,215

December 23, 2016	-	37,500	3,721	-	-	-	41,221

December 29, 2016	-	82,000	4,432	-	-	-	86,432

January 17, 2017	-	42,500	3,679	-	-	-	46,179

January 25, 2017	-	100,000	12,735	-	-	-	112,735

January 26, 2017	-	68,500	12,207	-	-	-	80,707

January 27, 2017	-	100,000	6,680	-	-	-	106,680

February 3, 2017	-	68,500	4,723	-	-	-	73,223

March 1, 2017	-	316,800	14,954	-	-	-	331,754

March 13, 2017	-	75,000	3,074	-	-	-	78,074

March 20, 2017	-	198,800	7,237	-	-	-	206,037

April 4, 2017	-	123,800	4,158	-	-	-	127,958

May 2, 2017	-	25,000	763	-	-	-	25,763

May 5, 2017	-	25,000	755	-	-	-	25,755

May 15, 2017	-	300,000	8,729	-	-	-	308,729

May 17, 2017	-	300,000	9,655	-	-	-	309,655

June 8, 2017	-	75,000	1,985	-	-	-	76,985

June 8, 2017	-	75,000	1,985	-	-	-	76,985

June 30, 2017	-	100,063	-	-	-	-	100,063

	$842,950	$3,069,463	$209,022	$(1,175,056)	$(278,454)	$1,575,815	$4,243,740

Less: Unamortized debt discount	$(223,181)	-	-	-	-	-	(1,402,631)

Total note payable, net of debt discount	$619,769	-	-	-	-	-	$2,841,109

Current portion	$619,769	-	-	-	-	-	$2,841,109

Long term portion	$-	-	-	-	-	-	$-

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

On September 7, 2016 Company issued an aggregate of $32,500 Convertible Promissory Notes that matures on September 16, 2017. These Convertible Promissory Notes were issued as a part of settlement agreement for maturing in total $37,800 of Convertible Promissory Notes and $2,827 of accrued interest. The Company also agreed to pay $50,000 in cash which is included under non-convertible promissory notes as described in Note 6.

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

On September 7, 2016 Company issued an aggregate of $75,000 Convertible Promissory Notes that matures on September 16, 2017. These Convertible Promissory Notes were issued as a part of settlement agreement for maturing in total $99,239 of Convertible Promissory Notes and $14,925 of accrued interest. The Company also agreed to pay $160,000 in cash which is included under with the non-convertible promissory notes as described in Note 6.

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

The initial fair values of the embedded debt derivative $54,960 was allocated as a debt discount towards the proceeds of the note with the remainder $66,170 was charged to current period operations as interest expense

On September 8, 2016 Company had transferred an aggregate of $15,304 plus accrued interest of $104,696 in Convertible Promissory Notes from one debt holder to another. The transfer was treated as a modification of the Convertible Promissory Notes. The Convertible Promissory Notes matures on September 8, 2017. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% discount of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

On September 16, 2016 Company issued an aggregate of $25,000 Convertible Promissory Notes that matures on September 16, 2017. These Convertible Promissory Notes were issued as a part of settlement agreement for maturing Convertible Promissory Notes and accrued interest. The Company also agreed to pay $50,000 in cash which is included under the non-convertible promissory notes as described in Note 6.

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

On September 16, 2016 Company issued an aggregate of $100,000 Convertible Promissory Notes that matures on September 16, 2017. These Convertible Promissory Notes were issued as a part of settlement agreement for maturing in total $49,197 of Convertible Promissory Notes, $2,426 of accrued interest and warrants. The Company also agreed to pay $50,000 in cash which is included under in conjunctions with the non-convertible promissory notes as described in Note 6.

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

As a part of settlement agreement for maturing in total $15,768 of Convertible Promissory Notes, $4,505 of accrued interest and warrants valuing $120,500, the Company agreed to pay $150,000 in cash which is included under in conjunctions with the non-convertible promissory notes as described in Note 6.

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

Dividend yield:	0.00%
Volatility	241.19%
Risk free rate:	0.85%

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

Dividend yield:	0.00%
Volatility	241.19%
Risk free rate:	0.85%

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

Dividend yield:	0.00%
Volatility	241,19%
Risk free rate:	0.85%

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

Dividend yield:	0.00%
Volatility	241.19%
Risk free rate:	0.85%

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

Dividend yield:	0.00%
Volatility	241.19%
Risk free rate:	0.85%

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

Dividend yield:	0.00%
Volatility	241.19%
Risk free rate:	0.85%

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

Dividend yield:	0.00%
Volatility	241.19%
Risk free rate:	0.85%

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

On April 4, 2017, the Company issued an aggregate of $141,627 Convertible Secured Redeemable Note with issuance cost of $17,827 that matures on April 4, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $94,779 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	261.15%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $94,779 was allocated as a debt discount.

On May 2, 2017, the Company issued an aggregate of $28,600 Convertible Secured Redeemable Note with issuance cost of $3,600 that matures on May 2, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $58,674 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	261.15%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $25,000 was allocated as a debt discount up to the proceeds of the note with the remainder $33,674 charged to current period operations as interest expense.

On May 5, 2017, the Company issued an aggregate of $28,600 Convertible Secured Redeemable Note with issuance cost of $3,600 that matures on May 5, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $67,746 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	261.15%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $25,000 was allocated as a debt discount up to the proceeds of the note with the remainder $42,746 charged to current period operations as interest expense.

On May 17, 2017, the Company issued an aggregate of $687,850 Convertible Promissory Notes with issuance cost of $87,850 that mature on May 15, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at the lesser of $0.005 per share or at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $242,348 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	261.15%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $242,348 was allocated as a debt discount.

On June 8, 2017, the Company issued an aggregate of $171,600 Convertible Promissory Notes that with issuance cost of $21,600 that mature on June 8, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $218,694 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	261.15%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $144,720 was allocated as a debt discount with the remainder $73,974 charged to current period operations as interest expense.

On June 30, 2017, the Company issued an aggregate of $114,400 Convertible Promissory Notes with issuance cost of $14,400 that mature on May 18, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $160,829 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	261.15%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $100,000 was allocated as a debt discount up to the proceeds of the note with the remainder $60,829 charged to current period operations as interest expense.

The modification of the Notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. During the year ended June 30, 2017, $1,527,301 was recorded as loss on extinguishment of debt due to settlement agreement with note holders. The $1,527,301 consists of net increase in principal of convertible promissory notes of $1,417,101 (net of extinguished interests of $158,778), increase in principal of non-convertible promissory notes of $520,000, extinguished derivative liabilities for debt and warrants with fair values on date of conversion was $298,728 and $111,072 respectively.

On June 28, 2017, the Company entered into a Note and Warrant Repayment and Repurchase Agreement whereby the Company agreed to repurchase 1,011 warrants and settle an outstanding convertible note payable from the holder totaling $21,908 for two payments to the holder of $100,000. The first $100,000 payment was made on June 30, 2017 resulting in the repurchase of 506 warrants and a $10,954 reduction of the note. The portion of the payment allocated to the warrant repurchase $89,046 was recorded as a loss on settlement and is included in interest expense for the year ended June 30, 2017. The second and final $100,000 payment was made to the holder on July 3, 2017, resulting in the repurchase of the remaining 505 warrants and settlement of the remaining balance of the note of $10,954.

During the year ended June 30, 2017 and 2016 the Company amortized the debt discount on all the notes of $1,879,437 and $515,942, respectively to operations as expense including $209,023 and $0, respectively, for accretion expenses.

During the year ended June 30, 2017, $278,454 cash was paid to note holders and the change in derivative liability on date of payment of such notes were charged to gain or loss on change in fair value of derivative liability under statement of operation. No cash payments were made to note holders for the year ended June 30, 2016

Derivative Liability - Debt

The fair value of the described embedded derivative on all debt was valued at $3,386,252 and $1,162,058 at June 30, 2017 and 2016, respectively, which was determined using the Black Scholes Model with the following assumptions:

	June 30, 2017	June 30, 2016
Dividend yield:	0%	0%
Volatility	247.5 – 284.4%	346.6 – 453.3%
Risk free rate:	1.03 – 1.89%	0.39%-0.66%

The Company recorded change in fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain of $948,842 and $743,224 for the year ended June 30, 2017 and 2016, respectively.

During the year ended June 30, 2017 and 2016 the Company issued 2,339,379,237 and 109,612,491 shares of the Company’s common stock in settlement of $1,266,819 and $476,901, respectively, of convertible note and interest.

During the year ended June 30, 2017 and 2016 the Company reclassed the derivative liability of $1,818,596 and $768,175, respectively, to additional paid in capital on conversion of convertible note.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2017 and 2016:

Derivative
Liability (convertible
promissory notes)
Balance, June 30, 2015	$1,646,448
Initial fair value at note issuances	1,027,009
Fair value of liability at note conversion	(768,175)
Mark-to-market at June 30, 2016	(743,224)
Balance, June 30, 2016	$1,162,058
Initial fair value at note issuances	5,290,359
Fair value of liability at note conversion	(1,818,596)
Extinguishment of derivative liability	(298,728)
Mark-to-market at June 30, 2017	(948,842)

Balance, June 30, 2017	$3,386,251
Net gain for the period included in earnings relating to the liabilities held at June 30, 2017	$948,842

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

During the year ended June 30, 2017 and 2016 no warrants were issued along with convertible notes.

The fair value of the described embedded derivative on all warrants was valued at $338,873 at June 30, 2017 and $268,611 at June 30, 2016 which was determined using the Black Scholes Model with the following assumptions:

	June 30, 2017	June 30, 2016
Dividend yield:	0%	0%
Volatility	247.5%	229.1 – 275.4%
Risk free rate:	1.89%	0.71 – 1.01%

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2015	27,092	$100.98	3.79 years
Exercised	(120)	280.00	-
Issued	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance, June 30, 2016	26,972	$100.20	2.79 years
Exercised	(117)	212.40	-
Issued	-	-	-
Expired	(550)	280.00	-
Cancelled	(11,575)	190.80	-

Balance, June 30, 2017	14,730	$213.76	2.55 years

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2017 and 2016:

Derivative
Liability (warrants)
Balance, June 30, 2015	$143,375
Initial fair value of warrant derivatives at note issuances	-
Fair value of warrant exercised	(22,476)
Mark-to-market at June 30, 2016 – warrant liability	147,712
Balance, June 30, 2016	$268,611
Fair value of warrant cancelled	(111,073)
Fair value of warrant exercised	(71,595)
Mark-to-market at June 30, 2017 – warrant liability	252,931
Balance, June 30, 2017	$338,874

Net loss for the year included in earnings relating to the liabilities held at June 30, 2017	$252,931

The Company recorded change in fair value of the derivative liability on warrants to market resulting in non-cash, non-operating loss of $252,931 and $147,712 for the year ended June 30, 2017 and 2016, respectively. During the year ended June 30, 2017 and 2016 the Company reclassed the derivative liability on warrants of $71,595 and $22,476, respectively, to additional paid in capital on exercise of warrants.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2017, the Company incurred consulting fees of $97,000 (June 30, 2016 - $9,115) with directors and officers (including directors and officers of our subsidiaries) out of which there were no stock payments.

As of June 30, 2017, the Company repaid to a director for a non-interest bearing demand loan of $nil (June 30, 2016 – payable $nil). The balance outstanding for this loan is $115,000.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

NOTE 9 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2017, the Company had a working capital deficiency of $6,934,640 (June 30, 2016 - $2,473,600) and an accumulated deficit of $57,683,563 (June 30, 2016 - $50,806,439). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On January 12, 2014, the Company entered into an employment agreement with a director and officer. Commencing on January 12, 2014, the director and officer will be employed for 24 months ending on January 12, 2016. Pursuant to the agreement, annual salary of US$120,000 is payable monthly in cash or if the Company does not have available cash, in shares of the Company’s common stock. The Company is currently in the process of renewing this agreement.

Lease Commitment

On May 25, 2016, the Company entered into a sublease agreement for a term of twelve months and expired on May 30, 2017. The sublease agreement is on a month-to-month basis for $1,199 per month beginning June 1, 2017.

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

Joint Development and Option Agreement

On April 13, 2017, the Company’s wholly-owned subsidiary, Black Box Energy, Inc. (“BBE”), entered into a Joint Development and Option Agreement with White Top Oil & Gas, LLC (“White Top”), a Louisiana limited liability company (the “White Top Agreement”), under which White Top is the designee to a funding agreement to finance and participate in the completion of certain oil and gas development, exploration and operating activities on certain lands located in Sulphur, Louisiana (the “White Top Field”). Under the terms of the White Top Agreement, BBE has advanced approximately $783,620 as of June 30, 2017 to White Top as consideration to White Top for the option to convert and the right to repayment of payouts for the necessary capital, overrating, technical, and related support costs necessary to further develop the White Top Field. White Top’s rights to repayment of the monies received from BBE shall be limited to funding from certain payouts received under terms agreed by the parties under such joint development project, as mutually agreed. In August 2017, the Company made additional payments of $45,000 under the White Top Agreement.

NOTE 11 – DISCONTINUED OPERATIONS

On September 4, 2015, the Company entered into an Asset Purchase agreement whereby the Company sells the net assets of Alta Disposal Morinville Ltd. (of which the Company had acquired 51% interest on October 18, 2013) for total purchase price of CDN$10,000.

Operating results for the year ended June 30, 2017 and 2016 for Alta Disposal Morinville Ltd. are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the unaudited condensed balance sheet.

A breakdown of the discontinued operations is presented as follow:

Consolidated Statements of Operations and Comprehensive Loss

	June 30,	June 30,
	2017	2016

Revenue	$-	$-
Selling, general and administrative	$(185)	(78,624)

Loss from discontinued operations	$(185)	$(78,624)

Consolidated Balance Sheets	June 30,	June 30,
	2017	2016

Current assets:
Cash and cash equivalents	$1,115	$1,301
Receivable, net	652	651
Prepaid expenses	1,824	1,822
GST Receivable	16,260	16,237

	$19,852	$20,011
Current liabilities:
Accounts payable	$6,429	$6,420

NOTE 12 – SETTLEMENT

On January 5, 2017, a warrant holder exercised warrants to acquire 24,642,857 shares at an adjusted price of $0.0005. The Company did not have sufficient authorized and allotted shares to meet the obligation. A lawsuit was filed on January 31, 2017 by the warrant holder against the Company.

The lawsuit was subsequently settled on April 6, 2017 for 90,000,000 shares of the Company’s common stock.

Under the terms of ASC 450-20, management must assess the likelihood of loss and determine whether any liability should be accrued with connection to the lawsuit. The Company evaluated the terms and determined that the most representative accrual was the fair value of the settled shares, less the fair value of the related warrant liability, resulting in a net expense of $42,944 recorded on the statement of operations.

NOTE 13 – SUBSEQUENT EVENTS

Convertible Secured Redeemable Notes

In July, August and September 2017, the Company issued an aggregate of $335,500 Convertible Promissory Notes that mature on various dates in May through September 2018, resulting in cash proceeds totaling $305,000. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at the lesser of $0.005 per share or at a price equal to 50% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

Conversions

In July, August and September 2017, the Company issued an aggregate of 925,000,000 common shares at deemed prices ranging from of $0.0003 to $0.00038 per share for promissory note and interest conversions totaling approximately $304,125.

Shares Issued for Services

On July 31, 2017, the Company issued 11,666,667 common shares in payment for past legal services at a deemed value of $10,500.

Debt Settlements and Class C Preferred Shares

Effective August 11, 2017, the Company entered into a Debt Settlement Agreement with each Blue Citi, LLC and Concord Holding Group, LLC. On August 11, 2017, the Company was indebted to Blue Citi and Concord in the aggregate principal amounts of $2,419,206.95 and $1,670,450.91, respectively (exclusive of accrued interest and penalties), pursuant to various convertible promissory notes issued to Blue Citi and Concord between March, 2014 and June, 2017. Pursuant to the Debt Settlement Agreements, each Blue Citi and Concord has agreed to indefinitely forbear from enforcing its rights pursuant to the promissory notes. In consideration, the Company has issued to each Blue Citi and Concord warrants to purchase up to $400,000 in shares of our common stock ($800,000 in the aggregate), with 50% of the warrants exercisable at $0.0025 per share, and 50% exercisable at $0.0035 per share. The warrants are exercisable until August 11, 2022 and may also be exercised on a cashless basis. In the event that the closing price of the Company’s common stock falls to $0.0005 or less for a period of 3 days during the warrant exercise period, the exercise price of the $0.0025 per share warrants shall adjust to 300% of the lowest trading price during such 3-day period, and the exercise price of the $0.0035 warrants will adjust to 400% of the lowest trading during the 3-day period. As additional consideration for the issuance of securities to Blue Citi and Concord, promissory notes held by them that were convertible into the Company’s common stock at 50% discount to market price will instead be subject to a 25% discount to market price.

On August 3, 2017, the Company entered into a debt settlement subscription agreement with a creditor for settlement of amounts owed relating to an outstanding convertible note in the principal amount of $708,000, inclusive of accrued interest. In lieu of receiving cash as payment, the creditor has agreed to accept 70,000,000 Class C Convertible Preferred Shares of the Company as payment of the indebtedness, pursuant to the terms of the settlement agreement. Thereafter, on August 23, 2017, Company issued an aggregate of 70,000,000 Class C Convertible Preferred Shares at the deemed price of $0.0101 per share. The Company has issued all of the shares to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), relying on Rule 506 promulgated under Regulation D of the Securities Act of 1933, as amended.

On August 22, 2017, the Board of Directors approved a Certificate of Designation authorizing the creation of 70,000,000 Class C Preferred Shares. The Class C Shares are convertible, redeemable and have certain enhanced voting rights.