Form 10-Q
period 2017-09-30
Lithium Exploration Group, Inc.
filed 2017-11-14
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)
Emerging Growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

As of November 14, 2017, there were 3,932,278,387 shares of the registrant’s common stock outstanding.

LITHIUM EXPLORATION GROUP, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$31,446	$33,136
Prepaid expenses	1,100	1,100
Current assets held for sale (Note 10)	20,740	19,852
Total current assets	53,286	54,088

Advances to WhiteTop (Note 5)	854,620	783,620

Total Assets	$907,906	$837,708

LIABILITIES AND DEFICIT

Current
Accounts payable and accrued liabilities	$84,158	$90,864
Derivative liability – convertible promissory notes (Note 6)	2,631,179	3,386,251
Derivative liability – warrants (Note 6)	429,425	338,873
Due to related party (Note 7)	115,000	115,000
Convertible promissory notes - net of unamortized debt discount (Note 6)	2,535,542	2,841,109
Accrued interest – convertible promissory notes (Note 6)	265,992	210,202
Current liabilities held for sale (Note 10)	6,733	6,429

Total Current Liabilities	6,068,029	6,988,728

Commitments and contingencies

DEFICIT
Lithium Explorations Group, Inc. Stockholders’ Deficit
Capital stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 10,000,000,000 common shares, $0.001 par value Issued and outstanding: 70,000,000 Series C preferred shares (June 30, 2017 – Nil)	70,000	-
3,530,818,688 common shares (June 30, 2017 – 2,649,152,021)	3,530,818	2,649,152
Additional paid-in capital	49,748,634	49,269,348
Accumulated other comprehensive loss	(33,068)	(33,890)
Accumulated deficit	(58,124,417)	(57,683,563)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(4,808,033)	(5,798,953)
Non-Controlling Interest	(352,090)	(352,067)
Total Deficit	(5,160,123)	(6,151,020)

Total Liabilities and Deficit	$907,906	$837,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2017	2016

Revenue	$-	$-

Operating Expenses:
Mining expenses	-	35,083
Selling, general and administrative	187,341	178,657
Total operating expenses	187,341	213,740
Loss from operations	(187,341)	(213,740)

Other income (expenses)
Interest expense (Note 6)	(473,520)	(223,216)
Gain (loss) on change in the fair value of derivative liability (Note 6)	981,563	(1,150,330)
Amortization of debt discount	(761,531)	(142,332)
Gain (loss) on extinguishment of liability	-	(1,491,082)
	(253,488)	(3,006,960)

Income loss before income taxes	(440,829)	(3,220,700)
Provision for income taxes (Note 4)	-	-
Net loss from continuing operations	(440,829)	(3,220,700)

Loss from discontinued operations	(48)	(31)
Net loss	(440,877)	(3,220,731)

Less: Net loss attributable to the non-controlling interest	(23)	(15)

Net loss attributable to Lithium Exploration Group, Inc. common shareholders	$(440,854)	$(3,220,716)

Basic and Diluted Loss per Common Share from continuing operations	$(0.00)	$(0.07)
Basic and Diluted Loss per Common Share from discontinued operations	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,154,822,312	48,779,903
Comprehensive loss:
Net loss	$(440,877)	$(3,220,731)
Foreign currency translation adjustment	822	(121)
Comprehensive loss:	(440,055)	(3,220,852)
Comprehensive loss attributable to non-controlling interest	(23)	(15)
Comprehensive loss attributable to Lithium Exploration Group, Inc. common shareholders	$(440,032)	$(3,220,837)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

						Accumulated
	Prefer				Additional	Other		Non-
	red				Paid-in	Comprehensive	Accumulated	controlling	Stockholders’
	Shares	Amount	Common Shares	Amount $	Capital	Loss	Deficit	Interest	(Deficit)

Balance – June 30, 2016	-	$-	119,772,784	$119,773	$48,598,773	$(33,731)	$(50,806,439)	$(351,976)	$(2,473,600)

Common shares issued for debt conversion and interest	-	-	2,339,379,237	2,339,379	(1,072,560)				1,266,819
Derivative liability transferred to paid in capital on conversion of note					1,818,596				1,818,596
Common shares issued for exercise of warrants			190,000,000	190,000	(75,461)				114,539
Foreign exchange translation	-	-				(159)			(159)
Net loss for the period	-	-					(6,877,124)	(91)	(6,877,215)
Balance – June 30, 2017	-	$-	2,649,152,021	$2,649,152	$49,269,348	$(33,890)	$(57,683,563)	$(352,067)	$(6,151,020)

Common shares issued for debt conversion and interest	-	-	870,000,000	870,000	(577,500)				292,500
Common shares issued for accounts payable			11,666,667	11,666	(3,500)				8,166
Preferred shares issued for settlement of debt and accrued interest	70,000,000	70,000			687,347				757,347
Derivative liability transferred to paid in capital on conversion of note					372,939				372,939
Foreign exchange translation	-	-				822			822
Net loss for the period	-	-					(440,854)	(23)	(440,877)

Balance – September 30, 2017	70,000,000	$70,000	3,530,818,688	$3,530,818	$49,748,634	$(33,068)	$(58,124,417)	$(352,090)	$(5,160,123)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2017	2016

Cash Flows from Operating Activities
Net loss from continuing operations	$(440,829)	$(3,220,700)
Loss from discontinued operations	(48)	(31)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash Interest expense	270,825	199,679
Common shares issued for interest	-	85
(Gain) loss on change in the fair value of derivative liability	(981,563)	1,150,330
Amortization of debt discount	761,531	142,332
Loss on extinguishment of debt and derivative liabilities	-	1,491,082
Changes in operating assets and liabilities:
Prepaid expenses	-	1,688
Accrued interest	113,649	23,452
Accounts payable and accrued liabilities	1,461	(23,361)
Net cash used in operating activities from continuing operations	(274,974)	(235,444)
Net cash provided by operating activities from discontinued operations	(584)	142
Net cash used in operating activities	(275,558)	(235,302)

Cash Flows from Investing Activities
Investment in PetroChase, Inc.	-	(250,000)
Advances to WhiteTop	(71,000)	-
Net cash used in investing activities	(71,000)	(250,000)

Cash Flows from Financing Activities
Proceed from issuance of convertible promissory notes, net	344,046	500,000
Net cash provided by financing activities	344,046	500,000

Effect of foreign currency exchange	822	(67)

(Decrease) increase in cash and cash equivalents	(1,690)	14,631
Cash and cash equivalents - beginning of period	33,136	25,208
Cash and cash equivalents - end of period	$31,446	$39,839

Supplementary disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion and accrued interest	$292,500	$21,475
Common stock issued for accounts payable	$8,166	$-
Preferred stock issued for debt settlement	$757,347	$-
Derivative liability re-classed to additional paid in capital	$372,939	$36,147
Debt discount on issuance of convertible note and warrants	$419,156	$804,019
Initial derivative liability on note and warrant issuance	$689,981	$1,003,702
Interest reclassed to convertible note	$-	$1,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

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

As used in this Quarterly Report on Form 10-Q and the accompanying unaudited condensed consolidated financial statements and notes, and unless otherwise indicated, the terms “we,” “us,” “our” or the “Company” refer to Lithium Exploration Group, Inc. a Nevada corporation, including our wholly-owned subsidiaries, Alta Disposal Ltd., an Alberta, Canada corporation (“Alta Disposal”), Black Box Energy, Inc., a Nevada corporation (“Black Box Energy”), and our 51% owned subsidiary, Alta Disposal Morinville Ltd., (formerly Bluetap Resources, Ltd.) an Alberta, Canada corporation (“ADM”), unless otherwise indicated.

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

These interim financial statements as of and for the three months ended September 30, 2017 and 2016 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ended June 30, 2018 or for any future period. All references to September 30, 2017 and 2016 in these footnotes are unaudited.

Principal of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Alta Disposal and its 51% owned subsidiary ADM. Intercompany accounts and transactions have been eliminated in consolidation in conformity with the applicable accounting framework. No transactions occurred within Black Box Energy for the three months ended September 30, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $31,446 and $33,136 in cash and cash equivalents at September 30, 2017 and June 30, 2017, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of September 30, 2017 and June 30, 2017, the Company had no deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

Prepaid Expenses

Prepaid expenses consist of security deposit for office lease which will be expensed or refunded at the end of the lease period, which is currently on a month-to-month basis.

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

Non-controlling Interest

The 49% third party ownership of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.) at September 30, 2017 and June 30, 2017 are recorded as non-controlling interests in the consolidated financial statements.  Details of changes in the non-controlling interests during the three months ended September 30, 2017 and 2016 and are reflected in the unaudited condensed consolidated statement of deficit.

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

Potentially dilutive securities are not presented in the computation of EPS since their effects are anti-dilutive. The total number of potential number of dilutive shares is 9,011,220,371 as of September 30, 2017.

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

The relevant translation rates are as follows:

	Three months ended September 30,
	2017	2016
Closing rate CDN$ to US$ as of September 30,	$0.806	$0.762
Average rate CDN$ to US $ for the period September 30,	0.798	0.767

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As of September 30, 2017 and 2016, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

During the three months ended September 30, 2017 and 2016, the Company had no revenue under continuing operation.

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

The Company also follows the provisions of ASC 740-10 related to accounting for uncertain income tax positions. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of September 30, 2017 and 2016, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.

Receivables

Trade and other receivables are customer obligations due under normal trade terms and are recorded at face value less any provisions for uncollectible amounts considered necessary. The Company includes any balances that are determined to be uncollectible in its overall allowance for doubtful accounts. The Company recorded $Nil (September 30, 2016 - $Nil) in allowance for doubtful accounts.

Recent Accounting Pronouncements

In  July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) – I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"), which addresses the complexity of accounting for certain financial instruments with down round features and addresses the difficulty of navigating Topic 480 because of the existence of extensive pending content in the ASC as a result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. This update applies to all entities that issue financial instruments that include down round features and entities that present earnings per share in accordance with Topic 260. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on its financial statements and disclosures.

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

On October 25, 2012, the Company designated 20,000,000 series A convertible preferred stock with a par value of $0.001 per share and stated value of $100 per share. The designated preferred stock is convertible at the option of the holder, at any time beginning one year from the date such shares are issued, into common stock of the Company with a par value of $0.001. All shares of common stock of the Company, shall be of junior rank to all series A preferred stock in respect to the preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Company. All other shares of preferred stock shall be of junior rank to all series A preferred shares in respect to the preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Company. These series A preferred shares were subsequently cancelled.

On January 3, 2014, the Company designated 2,000,000 series B convertible preferred stock with a par value $0.001 per share, issuable only in consideration of the extinguishment of existing debt convertible in to the Company’s common stock with a par value of $0.001. The designated preferred stock shall be issued on the basis of 1 preferred stock for each $1 of convertible debt. The series B convertible preferred stock shall be subordinate to and rank junior to all indebtedness of the Company now or hereafter outstanding. These series B preferred shares were subsequently cancelled.

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

Effective June 22, 2015, the Company designated 50,000,000 of its 100,000,000 authorized shares of preferred stock as series A preferred stock. The series A preferred stock, par value $0.001, will rank senior to the Company’s common stock, carrying general voting rights with the common stock at the rate of 62 votes per share. The series A preferred stock will be deemed cancelled within 1 year of issuance and are not entitled to share in dividends or other distributions. So long as any shares of series A preferred stock are outstanding, the affirmative vote of not less than 75% of those outstanding shares of series A preferred stock will be required for any change to the Company’s Articles of Incorporation. Theses series A preferred shares were deemed cancelled during the year ended June 30, 2016.

Effective September 9, 2015, the Company increase the authorized capital of its common shares from 2,000,000,000 common shares, par value $0.001 to 10,000,000,000 common shares, par value $0.001.

On August 22, 2017, the Board of Directors approved a Certificate of Designation authorizing the creation of 70,000,000 Class C Preferred Shares. The Class C Shares are convertible, redeemable and have certain enhanced voting rights. Each Class C preferred Share is convertible into two shares of the Company’s common stock.

Share Issuances

Preferred Stock Issuance

During the three months ended September 30, 2017, the Company issued 70,000,000 Series C Preferred Shares for settlement of convertible promissory notes and accrued interest, valued at $757,347.

Common Stock Issuance

During the three months ended September 30, 2017, the Company issued 870,000,000 common shares at deemed prices ranging from $0.00030 to $0.00038 per share upon conversion of the convertible promissory notes and accrued interest, valued at $292,500.

On July 31, 2017, the Company issued 11,666,667 common shares in payment for past legal services at a deemed value of $8,166.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through September 30, 2017 of approximately $15 million will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $391,274 and $237,188 during the three months ended September 30, 2017 and 2016 respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2017. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2016, 2015, 2014, and 2013 are still open for examination by the Internal Revenue Service (IRS).

	For the three months ended
	September 30, 2017
	Amount	Tax Effect (35%)
Loss before income tax	$440,829	154,290
Shares issued for interest expenses	-
Non-cash interest expense	(269,587)	(94,355)
Gain on change in fair value of derivative liability and extinguishment of debt	981,563	343,547
Amortization of debt discount	(761,531)	(266,536)
Total	391,274	136,946
Valuation allowance	(391,274)	(136, 946)
Net deferred tax asset (liability)	$-	$-

	For the three months ended
	September 30, 2016
	Amount	Tax Effect (35%)
Loss before income tax	$3,220,699	$1,127,245
Shares issued for interest expenses	(85)	(30)
Non-cash interest expense	(199,683)	(69,889)
Gain on change in fair value of derivative liability	(1,150,330)	(402,616)
Loss on extinguishment of liability	(1,491,082)	(521,879)
Amortization of debt discount	(142,332)	(49,816)
Total	237,188	83,016
Valuation allowance	(237,188)	(83,016)
Net deferred tax asset (liability)	$-	$-

NOTE 5 – DEPOSITS AND ADVANCES

Joint Development and Option Agreement with White Top

On April 13, 2017, the Company’s wholly-owned subsidiary, BBE, entered into a Joint Development and Option Agreement with White Top Oil & Gas, LLC (“White Top”), a Louisiana limited liability company (the “White Top Agreement”), under which White Top is the designee to a funding agreement to finance and participate in the completion of certain oil and gas development, exploration and operating activities on certain lands located in Sulphur, Louisiana. Under the terms of the White Top Agreement, BBE has advanced $854,620 as of September 30, 2017 ($783,620 as of June 30, 2017) to White Top as consideration, which is reflected as Advances to White Top on the Company’s balance sheet (see Note 9).

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

Summary of convertible promissory notes at September 30, 2017 is as follows:

			Accretion
			of			Transfer
	June 30,	Principal	Issuance	Total		(Loan	June 30,
	2017	Issued	Cost	Converted	Repaid	Extinguished)	2017

February 13, 2013	$10,954	$-	$-	$-	$(10,954)	$-	$-
July 22, 2014	7,222	-	-	-	-	-	7,222
February 6, 2015	7,150	-	-	-	-	-	7,150
September 9, 2015	30,000	-	-	-	-	-	30,000
August 12, 2016	45,712	-	1,574	-	-	-	47,286
September 8, 2016	27,201	-	717	-	-	-	27,918
September 9, 2016	139,810	-	4,020	(124,500)	-	-	19,330
September 9, 2016	20,925	-	-	-	-	-	20,925
September 19, 2016	1,165,000	-	-	(10,500)	-	(708,000)	446,500
September 27, 2016	121,655	-	2,992	-	-	-	124,647
October 10, 2016	99,740	-	2,369	-	-	-	102,109
October 27, 2016	45,365	-	2,035	-	-	-	47,400
October 31, 2016	157,594	-	4,156	-	-	-	161,750
November 14, 2016	28,569	-	1,460	-	-	-	30,029
November 22, 2016	27,693	-	1,141	-	-	-	28,834
November 30, 2016	94,215	-	3,195	-	-	-	97,410
December 23, 2016	41,221	-	1,830	-	-	-	43,051
December 29, 2016	86,432	-	2,279	(76,748)	-	-	11,963
January 17, 2017	46,179	-	2,076	-	-	-	48,255
January 25, 2017	112,735	-	7,199	(72,240)	-	-	47,694
January 26, 2017	80,707	-	7,271	-	-	-	87,978
January 27, 2017	106,680	-	2,505	-	-	-	109,185
February 3, 2017	73,223	-	2,973	-	-	-	76,196
March 1, 2017	331,754	-	11,457	-	-	-	343,211
March 13, 2017	78,074	-	2,613	-	-	-	80,687
March 20, 2017	206,037	-	6,921	-	-	-	212,958
April 4, 2017	127,958	-	4,298	-	-	-	132,256
May 2, 2017	25,763	-	868	-	-	-	26,631
May 5, 2017	25,755	-	868	-	-	-	26,623
May 15, 2017	308,729	-	10,415	-	-	-	319,144
May 17, 2017	309,655	-	10,586	-	-	-	320,241
June 8, 2017	76,985	-	2,604	-	-	-	79,589
June 8, 2017	76,985	-	2,604	-	-	-	79,589
June 30, 2017	100,063	-	3,414	-	-	-	103,477
July 3, 2017	-	100,000	2,406	-	-	-	102,406
July 14, 2017	-	15,000	514	-	-	-	15,514
July 26, 2017	-	15,000	496	-	-	-	15,496
July 26, 2017	-	30,000	722	-	-	-	30,722
August 4, 2017	-	30,000	722	-	-	-	30,722
August 4, 2017	-	30,000	963	-	-	-	30,963
September 5, 2017	-	30,000	722	-	-	-	30,722
September 7, 2017	-	55,000	1,525	-	-	-	56,525
September 28, 2017	-	50,000	1,156	-	-	-	51,156

	$4,243,740	$355,000	$115,665	$(283,988)	$(10,954)	$(708,000)	$3,711,463
Less: Unamortized debt discount	$(1,402,631)	-	-	-	-	-	(1,175,921)
Total note payable, net of debt discount	$2,841,109	-	-	-	-	-	$2,535,542
Current portion	$2,841,109	-	-	-	-	-	$2,535,542
Long term portion	$-	-	-	-	-	-	$-

On July 3, 2017 Company issued an aggregate of $110,000 Convertible Promissory Notes with an issuance discount of $10,000 that matures on July 3, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $0.005 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $132,991 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $57,619 was allocated as a debt discount with the remainder $75,372 was charged to current period operations as interest expense.

On July 14, 2017 Company issued an aggregate of $17,160 Convertible Promissory Notes with an issuance discount of $2,160 that matures on July 14, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $0.005 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $20,747 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $8,989 was allocated as a debt discount with the remainder $11,758 was charged to current period operations as interest expense.

On July 26, 2017 Company issued an aggregate of $17,160 Convertible Promissory Notes with an issuance discount of $2,160 that matures on July 26, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $0.005 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $20,747 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $8,989 was allocated as a debt discount with the remainder $11,758 was charged to current period operations as interest expense.

On July 26, 2017 Company issued an aggregate of $33,000 Convertible Promissory Notes with an issuance discount of $3,000 that matures on July 26, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $0.005 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $39,897 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $17,286 was allocated as a debt discount with the remainder $22,612 was charged to current period operations as interest expense.

On August 4, 2017 Company issued an aggregate of $33,000 Convertible Promissory Notes with an issuance discount of $3,000 that matures on August 4, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $0.005 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $47,543 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $25,667 was allocated as a debt discount with the remainder $21,876 was charged to current period operations as interest expense.

On August 4, 2017 Company issued an aggregate of $34,320 Convertible Promissory Notes with an issuance discount of $4,320 that matures on August 4, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $0.005 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $49,445 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $26,693 was allocated as a debt discount with the remainder $22,751 was charged to current period operations as interest expense.

On September 5, 2017, the Company issued an aggregate of $33,000 Convertible Promissory Notes with an issuance discount of $3,000 that matures on September 5, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $0.005 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $34,230 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $11,000 was allocated as a debt discount with the remainder $23,230 was charged to current period operations as interest expense.

On September 7, 2017, the Company issued an aggregate of $62,920 Convertible Promissory Notes with an issuance discount of $7,920 that matures on September 7, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $0.005 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $80,426 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $37,752 was allocated as a debt discount up to the proceeds of the note with the remainder $42,674 was charged to current period operations as interest expense.

On September 28, 2017, the Company issued an aggregate of $57,200 Convertible Promissory Notes with an issuance discount of $7,200 that matures on September 28, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $0.005 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $73,114 of the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $34,320 was allocated as a debt discount up to the proceeds of the note with the remainder $38,794 was charged to current period operations as interest expense.

The modification of the Notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. During the three months ended September 30, 2017 and 2016, $0 and $1,491,082, respectively, was recorded as loss on extinguishment of debt due to settlement agreement with note holders. The $1,491,082 consists of net increase in principal of convertible promissory notes of $1,393,027 (net of extinguished interests of $29,098), increase in principal of non-convertible promissory notes of $460,000, extinguished derivative liabilities for debt and warrants with fair values on date of conversion was $250,873 and $111,072 respectively.

On June 28, 2017, the Company entered into a Note and Warrant Repayment and Repurchase Agreement whereby the Company agreed to repurchase 1,011 warrants and settle an outstanding convertible note payable from the holder totaling $21,908 for two payments to the holder of $100,000. The first $100,000 payment was made on June 30, 2017 resulting in the repurchase of 506 warrants and a $10,954 reduction of the note. The portion of the payment allocated to the warrant repurchase ($89,046) was recorded as a loss on settlement and is included in interest expense for the year ended June 28, 2017. The second and final $100,000 payment was made to the holder on July 3, 2017, resulting in the repurchase of the remaining 505 warrants and settlement of the remaining balance of the note of $10,954. The portion of the payment allocated to the warrant repurchase ($89,046) was recorded as a loss on settlement and is included in interest expense for the three months ended September 30, 2017.

During the three months ended September 30, 2017 and 2016 the Company amortized the debt discount on all the notes of $761,531 and $142,332, respectively to operations as expense including $115,665 and $4,095, respectively, for accretion expenses.

Derivative Liability - Debt

The fair value of the described embedded derivative on all debt was valued at $2,631,178 and $3,386,252 at September 30, 2017 and June 30, 2017, respectively, which was determined using the Black Scholes Model with the following assumptions:

	September 30, 2017	June 30, 2017
Dividend yield:	0%	0%
Volatility	225.8 – 229.6%	247.5 – 284.4%
Risk free rate:	1.03 - 1.31%	1.03 – 1.89%

The Company recorded change in fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain (loss) of $881,273 and $969,083 for the three months ended September 30, 2017 and 2016, respectively.

During the periods ended September 30, 2017 and June 30, 2017 the Company issued 870,000,000 and 2,339,379,237 shares of the Company’s common stock in settlement of $292,500 and $1,266,819, respectively, of convertible note and interest.

During the three months period ended September 30, 2017 and year ended June 30, 2017 the Company reclassed the derivative liability of $372,939 and $1,818,596, respectively, to additional paid in capital on conversion of convertible note.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2017 and June 30, 2017:

Derivative
Liability (convertible
promissory notes)
Balance, June 30, 2016	$1,162,058
Initial fair value at note issuances	5,290,359
Fair value of liability at note conversion	(1,818,596
Extinguishment of derivative liability	(298,728)
Mark-to-market at June 30, 2017	(948,842)
Balance, June 30, 2017	$3,386,251

Initial fair value at note issuances	499,139
Fair value of liability at note conversion	(372,939)
Extinguishment of derivative liability	-
Mark-to-market at September 30, 2017	(881,273)

Balance, September 30, 2017	$2,631,179
Net gain for the period included in earnings relating to the liabilities held at September 30, 2017	$881,273

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

During the three months ended September 30, 2017, a total of 274,285,714 warrants were issued related to amendments of convertible notes. During the three months ended September 30, 2016 no warrants were issued along with convertible notes.

The fair value of the described embedded derivative on all warrants was valued at $429,425 at September 30, 2017 and $338,873 at June 30, 2017 which was determined using the Black Scholes Model with the following assumptions:

	September 30, 2017	June 30, 2017
Dividend yield:	0%	0%
Volatility	225.8 – 263.8%	247.5%
Risk free rate:	1.31 - 1.92%	1.89%

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2016	26,972	$100.20	2.79 years
Exercised	(120)	280.00	-
Issued	(117)	212.40	-
Expired	-	-	-
Cancelled	(550)	280.00	-
Balance, June 30, 2017	14,730	$213.76	2.55 years
Exercised	-	-	-
Issued	274,285,714	-	-
Expired	-	-	-
Cancelled	(505)	214.08	-

Balance, September 30, 2017	274,299,939	$0.0037	4.87 years

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2017:

Derivative
Liability (warrants)
Balance, June 30, 2016	$268,611
Fair value of warrant cancelled	(111,073)
Fair value of warrant exercised	(71,595)
Mark-to-market at June 30, 2017 – warrant liability	252,931
Balance, June 30, 2017	$338,874
Initial fair value of warrant derivatives at note issuances	190,841
Fair value of warrant cancelled	-
Fair value of warrant exercised	-
Mark-to-market at September 30, 2017 – warrant liability	(100,290)
Balance, September 30, 2017	$429,425

Net gain for the year included in earnings relating to the liabilities held at September 30, 2017	$100,290

The Company recorded change in fair value of the derivative liability on warrants to market resulting in non-cash, non-operating gain of $100,290 and a loss of $181,247 for the three months ended September 30, 2017 and 2016, respectively. During the period ended September 30, 2017 and June 30, 2017 the Company reclassed the derivative liability on warrants of $0 and $71,595, respectively, to additional paid in capital on exercise of warrants.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2017, the Company incurred consulting fees of $16,000 (September 30, 2016 - $Nil) with directors and officers (including directors and officers of our subsidiaries) out of which there were no stock payments.

As of September 30, 2017, the Company owed a director for a non-interest-bearing demand loan with a balance outstanding of $115,000 (June 30, 2017 - $115,000).

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

NOTE 8– GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2017, the Company had a working capital deficiency of $6,014,743 (June 30, 2017 - $6,934,640) and an accumulated deficit of $58,124,417 (June 30, 2017 - $57,683,563). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Litigation

In September of 2016, the Company’s wholly-owned subsidiary, Black Box Energy, Inc. (“BBE”), entered into a contractual arrangement with PetroChase for the development of certain oil and gas rights in Pennsylvania. BBE paid as required under the agreement. In December, 2016, the Company advised PetroChase that it would not pay a final “management fee” of $34,000 to PetroChase because PetroChase had failed to perform under the agreement. In light of PetroChase’s failure to perform and inability to rectify the failure, BBE filed suit on March 22, 2017 against PetroChase, its wholly-owned subsidiary, Warren County PC #1, and the principal of PetroChase, Stephen R. Moore. The lawsuit against PetroChase is pending in the Superior Court of Maricopa County, State of Arizona, case number CV2017-003236. The Company has obtained default against PetroChase and Warren County PC #1. The Company expects entry of judgment against PetroChase and Warren County PC #1 within the coming weeks, but the timing of said judgment is beyond the control of the Company. The Company has also obtained default against Stephen R. Moore and expects entry of the judgment against Stephen R. Moore within the coming weeks. The litigation continues and is in its early stages.

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

Joint Development and Option Agreement

On April 13, 2017, the Company’s wholly-owned subsidiary, Black Box Energy, Inc. (“BBE”), entered into a Joint Development and Option Agreement with White Top Oil & Gas, LLC (“White Top”), a Louisiana limited liability company (the “White Top Agreement”), under which White Top is the designee to a funding agreement to finance and participate in the completion of certain oil and gas development, exploration and operating activities on certain lands located in Sulphur, Louisiana (the “White Top Field”). Under the terms of the White Top Agreement, BBE has advanced approximately $854,620 as of September 30, 2017 to White Top as consideration to White Top for the option to convert and the right to repayment of payouts for the necessary capital, overrating, technical, and related support costs necessary to further develop the White Top Field. White Top’s rights to repayment of the monies received from BBE shall be limited to funding from certain payouts received under terms agreed by the parties under such joint development project, as mutually agreed.

NOTE 10 – DISCONTINUED OPERATIONS

On September 4, 2015, the Company entered into an Asset Purchase agreement whereby the Company sells the net assets of Alta Disposal Morinville Ltd. (of which the Company had acquired 51% interest on October 18, 2013) for total purchase price of CDN$10,000.

Operating results for the three months ended September 30, 2017 and 2016 for Alta Disposal Morinville Ltd. are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the unaudited condensed balance sheet.

A breakdown of the discontinued operations is presented as follow:

Consolidated Statements of Operations and Comprehensive Loss

	September 30,	September 30,
	2017	2016

Revenue	$-	$-
Selling, general and administrative	$(48)	(31)

Loss from discontinued operations	$(48)	$(31)

Consolidated Balance Sheets	September 30,	June 30,
	2017	2017

Current assets:
Cash and cash equivalents	$1,120	$1,115
Receivable, net	683	652
Prepaid expenses	1,911	1,824
GST Receivable	17,027	16,260

	$20,740	$19,852

Current liabilities:
Accounts payable	$6,733	$6,429

NOTE 11 – SETTLEMENTS

Debt Settlements and Class C Preferred Shares

Effective August 11, 2017, the Company entered into a Debt Settlement Agreement with each Blue Citi, LLC (“Blue Citi”) and Concord Holding Group, LLC (“Concord”). On August 11, 2017, the Company was indebted to Blue Citi and Concord in the aggregate principal amounts of approximately $2,000,000 and $1,700,000 , respectively (exclusive of accrued interest and penalties), pursuant to various convertible promissory notes issued to Blue Citi and Concord between March, 2014 and June, 2017. Pursuant to the Debt Settlement Agreements, each Blue Citi and Concord has agreed to indefinitely forbear from enforcing its rights pursuant to the promissory notes. In consideration, the Company has issued to each Blue Citi and Concord warrants to purchase up to $400,000 in shares of our common stock ($800,000 in the aggregate), with 50% of the warrants exercisable at $0.0025 per share, and 50% exercisable at $0.0035 per share. The warrants are exercisable until August 11, 2022 and may also be exercised on a cashless basis. In the event that the closing price of the Company’s common stock falls to $0.0005 or less for a period of 3 days during the warrant exercise period, the exercise price of the $0.0025 per share warrants shall adjust to 300% of the lowest trading price during such 3-day period, and the exercise price of the $0.0035 warrants will adjust to 400% of the lowest trading during the 3-day period. As additional consideration for the issuance of securities to Blue Citi and Concord, promissory notes held by them that were convertible into the Company’s common stock at 50% discount to market price will instead be subject to a 25% discount to market price. The fair value of the warrants upon issuance on August 11, 2017 was $190,842 in aggregate. Total amortization expense related to these warrants was $23,958 for the three months ended September 30, 2017, leaving an unamortized balance of $166,884 as of September 30, 2017.

On August 3, 2017, the Company entered into a debt settlement subscription agreement with a creditor for settlement of amounts owed relating to an outstanding convertible note in the principal amount of $708,000, with $49,347 of accrued interest. In lieu of receiving cash as payment, the creditor has agreed to accept 70,000,000 Class C Convertible Preferred Shares of the Company as payment of the indebtedness, pursuant to the terms of the settlement agreement. Thereafter, on August 23, 2017, Company issued an aggregate of 70,000,000 Class C Convertible Preferred Shares at the deemed price of $0.0101 per share. The Company has issued all of the shares to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), relying on Rule 506 promulgated under Regulation D of the Securities Act of 1933, as amended.

NOTE 12 – SUBSEQUENT EVENTS

Convertible Secured Redeemable Notes

In October and November 2017, the Company issued an aggregate of $115,500 of Convertible Promissory Notes that mature in May 2018, resulting in cash proceeds totaling $105,000.  These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at the lesser of $0.005 per share or at a price equal to 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

In October and November 2017, the Company issued 401,459,699 common shares at deemed prices ranging from $0.000225 to $0.00030 per share upon conversion of the convertible promissory notes and accrued interest, valued at $109,152.

On October 9, 2017, the Company sold its investment in First Reef Energy to a third party for $CDN $90,000, net of $CDN $10,000 of seller’s fees, resulting in a gain of $CDN $90,000.

On October 12, 2017, the Company entered into a Patent Option and Purchase Agreement whereby the Company paid a non-refundable deposit of $25,000 for a 120-day option to purchase certain intellectual property from a third-party seller for a total of $100,000.

On November 13, 2017, the Company entered into a Bridge Loan Agreement for $30,000.  The note accrues annual interest at 10% and matures in 30 days on December 13, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended June 30, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “we,” “us,” “our” or the “Company” refer to Lithium Exploration Group, Inc. a Nevada corporation, including our wholly-owned subsidiaries, Alta Disposal Ltd., an Alberta, Canada corporation (“Alta Disposal”), Black Box Energy, Inc., a Nevada corporation (“Black Box Energy”), and our 51% owned subsidiary, Alta Disposal Morinville Ltd., an Alberta, Canada corporation (“ADM”), unless otherwise indicated.

Unless otherwise specified, all dollar amounts are expressed in United States dollars. Our common stock is currently listed on the OTC Market, OTC Pink tier, under the symbol “LEXG”.

Corporate Overview

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

Sulphur, Louisiana

On April 13, 2017, BBE entered into a Joint Development and Option Agreement with White Top Oil & Gas, LLC (“White Top”), a Louisiana limited liability company (the “White Top Agreement”), under which White Top is the designee to a funding agreement to finance and participate in the completion of certain oil and gas development, exploration and operating activities on certain lands located in Sulphur, Louisiana (the “White Top Field”). Under the terms of the White Top Agreement, BBE has advanced approximately $854,000 to White Top as consideration to White Top for the option to convert those funds into a 3% gross royalty from the future revenue at the Sulphur, Louisiana oil and gas property. BBE also has the right to repayment of the advanced funds if it does not believe the revenue from the royalty will be substantial enough. White Top’s rights to repayment of the monies received from BBE expired on August 1, 2017.

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

Recent Business Developments and Agreements During the Three Months Ended September 30, 2017

Convertible Secured Redeemable Notes

In July, August and September 2017, the Company issued an aggregate of $397,760 Convertible Promissory Notes that mature on various dates in May through September 2018, resulting in cash proceeds totaling $355,000.  These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at the lesser of $0.005 per share or at a price equal to 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

Conversions

During the three months ended September 30, 2017, the Company issued 870,000,000 common shares at deemed prices ranging from $0.00030 to $0.00038 per share upon conversion of the convertible promissory notes and accrued interest, valued at $292,500.

Shares Issued for Services

On July 31, 2017, the Company issued 11,666,667 common shares in payment for past legal services at a deemed value of $8,166.

Debt Settlements and Class C Preferred Shares

Effective August 11, 2017, the Company entered into a Debt Settlement Agreement with each Blue Citi, LLC and Concord Holding Group, LLC.  On August 11, 2017, the Company was indebted to Blue Citi and Concord in the aggregate principal amounts of approximately $2,000,000 and $1,700,000, respectively (exclusive of accrued interest and penalties), pursuant to various convertible promissory notes issued to Blue Citi and Concord between March, 2014 and June, 2017.  Pursuant to the Debt Settlement Agreements, each Blue Citi and Concord has agreed to indefinitely forbear from enforcing its rights pursuant to the promissory notes.  In consideration, the Company has issued to each Blue Citi and Concord warrants to purchase up to $400,000 in shares of our common stock ($800,000 in the aggregate), with 50% of the warrants exercisable at $0.0025 per share, and 50% exercisable at $0.0035 per share.  The warrants are exercisable until August 11, 2022 and may also be exercised on a cashless basis.  In the event that the closing price of the Company’s common stock falls to $0.0005 or less for a period of 3 days during the warrant exercise period, the exercise price of the $0.0025 per share warrants shall adjust to 300% of the lowest trading price during such 3-day period, and the exercise price of the $0.0035 warrants will adjust to 400% of the lowest trading during the 3-day period.  As additional consideration for the issuance of securities to Blue Citi and Concord, promissory notes held by them that were convertible into the Company’s common stock at 50% discount to market price will instead be subject to a 25% discount to market price.

On August 3, 2017, the Company entered into a debt settlement subscription agreement with a creditor for settlement of amounts owed relating to an outstanding convertible note in the principal amount of $708,000, plus $49,347 of accrued interest, for a total note balance of $757,347. In lieu of receiving cash as payment, the creditor has agreed to accept 70,000,000 Class C Convertible Preferred Shares of the Company as payment of the indebtedness, pursuant to the terms of the settlement agreement. Thereafter, on August 23, 2017, Company issued an aggregate of 70,000,000 Class C Convertible Preferred Shares at the deemed price of $0.0101 per share. The Company has issued all of the shares to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), relying on Rule 506 promulgated under Regulation D of the Securities Act of 1933, as amended.

On August 22, 2017, the Board of Directors approved a Certificate of Designation authorizing the creation of 70,000,000 Class C Preferred Shares. The Class C Shares are convertible, redeemable and have certain enhanced voting rights. Each Class C preferred Share is convertible into two shares of the Company's common stock.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements in this quarterly report for the three months ended September 30, 2017 and 2016. Our operating results for the three months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended September 30,
	2017	2016
Revenue	$-	$-
Operating expenses	(187,341)	(213,740)
Interest expense	(473,520)	(223,216)
Gain (loss) on change in the fair value of derivative liability	981,563	(1,150,330)
Amortization of debt discount	(761,531)	(142,332)
Loss on extinguishment of liability	-	(1,491,082)
Net loss from continuing operations	$(440,829)	$(3,220,700)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the three months ended September 30, 2017 are summarized as follows, in comparison to our operating expenses for the three months ended September 30, 2016:

	Three Months Ended September 30,
	2017	2016
Mining expenses	$-	$35,083
Salaries and related expenses	65,509	55,843
Professional fees	92,331	95,500
Legal fees	4,199	-
Other general and administrative expenses	25,302	27,314
Total operating expenses	$187,341	$213,740

Operating expenses decreased $26,399 for the three months ended September 30, 2017 to $187,341 for the three months ended September 30, 2017, a decrease of 12%. The primary reason for the change is the decrease of $35,083 in mining expenses as a result of decreased exploration activity.

Liquidity, Financial Condition and Capital Resources

As of September 30, 2017, we had cash and cash equivalents on hand of $31,446 and a working capital deficiency of $6,014,743, as compared to cash equivalents on hand of $33,136 and a working capital deficiency of $6,934,640 as of June 30, 2017. The decrease in working capital deficiency is mainly due to the settlement of convertible notes during the three months ended September 30, 2017.

Convertible Promissory Notes

During the three months ended September 30, 2017, the Company received net proceeds from issuance of convertible promissory notes of $355,000.

Share Issuances to Settle Debt

During the three months ended September 30, 2017, the Company issued 870,000,000 common shares at a deemed price ranging from $0.00030 to $0.00038 per share for promissory note and interest conversion valued at $292,500.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended September 30, 2017 of approximately $58 million, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the period ended September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of working with existing lenders and evaluating various financing alternatives in order to finance our product development and asset acquisition activities and general and administrative expenses. These alternatives include raising funds through the issuance of convertible debt or other equity-linked securities through either institutional or retail investors. Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing investors.

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

Working Capital Deficiency

	September 30,	June 30,
	2017	2017
Current assets	$53,286	$54,088
Current liabilities	6,068,029	6,988,728
Working capital deficiency	$(6,014,743)	$(6,934,640)

As of September 30, 2017, our total current assets were $53,286, our total current liabilities were $6,068,029 and we had a working capital deficit of $6,014,743 (June 30, 2017 - $6,934,640). Our financial statements report a net loss of $440,877 for the three months ended September 30, 2017 and an accumulated deficit of approximately $58 million for the period from May 31, 2006 (date of inception) to September 30, 2017. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	Three Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(275,558)	$(235,302)
Net cash used in investing activities	(71,000)	(250,000)
Net cash provided by financing activities	344,046	500,000
Effect of foreign currency exchange	822	(67)
Increase (decrease) in cash and cash equivalents	$(1,690)	$14,631

The increase in net cash used in operating activities in the year ended June 30, 2017 is mainly related to the increase in operation expenses. The cash used in investing activities is due to the investments and advances to WhiteTop. The decrease in cash provided by financing activities is due decreased issuances of convertible debentures.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Our principal sources of funds have been from sales of our common stock and the issuance of convertible debentures. Not including funds needed to pay down any convertible debt, we anticipate that we will need to raise an additional $1,000,000 to cover all of our operational expenses through the balance of this fiscal year ended June 30, 2018. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended September 30, 2017 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2017.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended September 30, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, Alexander Walsh, who is our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

In performing the above-referenced assessment, management had concluded that as of September 30, 2017, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Black Box Energy, Inc. v. PetroChase

In September of 2016, the Company’s wholly-owned subsidiary, Black Box Energy, Inc. (“BBE”), entered into a contractual arrangement with PetroChase for the development of certain oil and gas rights in Pennsylvania. BBE paid as required under the agreement. In December, 2016, the Company advised PetroChase that it would not pay a final “management fee” of $34,000 to PetroChase because PetroChase had failed to perform under the agreement. In light of PetroChase’s failure to perform and inability to rectify the failure, BBE filed suit on March 22, 2017 against PetroChase, its wholly-owned subsidiary, Warren County PC #1, and the principal of PetroChase, Stephen R. Moore. The lawsuit against PetroChase is pending in the Superior Court of Maricopa County, State of Arizona, case number CV2017-003236. The Company has obtained default against PetroChase and Warren County PC #1. The Company expects entry of judgment against PetroChase and Warren County PC #1 within the coming weeks, but the timing of said judgment is beyond the control of the Company. The Company has also obtained default against Stephen R. Moore and expects entry of the judgment against Stephen R. Moore within the coming weeks. The litigation continues and is in its early stages.

Aside from what is disclosed herein, we know of no other material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any known registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended June 30, 2017, as filed with the SEC on September 28, 2017, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2017 through the date of this report, we made the following issuances of securities which were not registered under the Securities Act:

Date	Number of Common Shares	Deemed Price Per Share
7/6/2017	30,000,000	$0.000350
7/12/2017	30,000,000	$0.000350
7/13/2017	30,000,000	$0.000350
7/18/2017	60,000,000	$0.000350
7/24/2017	60,000,000	$0.000350
7/26/2017	60,000,000	$0.000350
7/28/2017	60,000,000	$0.000300
7/31/2017	11,666,667	$0.000900
8/2/2017	60,000,000	$0.000300
8/7/2017	60,000,000	$0.000300
8/7/2017	60,000,000	$0.000300
8/11/2017	60,000,000	$0.000300
8/16/2017	60,000,000	$0.000450
8/23/2017	60,000,000	$0.000375
8/25/2017	60,000,000	$0.000375
9/7/2017	60,000,000	$0.000300
9/20/2017	60,000,000	$0.000300

We completed the above described issuances of common shares in reliance on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)
3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8- K/A filed on April 23, 2009)
3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)
3.6	Certificate of Amendment dated October 17, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
3.7	Articles of Incorporation of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.8	Certificate of Amendment of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.9	Bylaws of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.10	Certificate of Incorporation of 1617437 Alberta Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.11	Articles of Amendment of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.12	Bylaws of Alta Disposal Ltd. (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.13	Certificate of Amendment filed September 9, 2015 (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed on September 15, 2015)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
4.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed July 15, 2015)
4.3	Certificate of Designation of Series C Preferred Stock (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed August 24, 2017)
(10)	Material Contracts
10.1	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)
10.2	Amendment and Settlement Agreement dated January 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)

10.3	Form of Common Stock Purchase Warrant between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.4	Form of Common Stock Purchase Warrant between our company and Union Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.5	Form of Common Stock Purchase Warrant between our company and Adar Bays, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.6	Form of Common Stock Purchase Warrant between our company and 514742 B.C. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.7	Securities Purchase Agreement dated as of March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014) September 7, 2016)
10.8	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.9	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8- K filed on August 6, 2014)
10.10	Form of Stock Grant Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.11	Securities Purchase Agreement dated July 22, 2014 between our company and JDF Capital Inc. Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.12	Convertible Promissory Note dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.13	Common Stock Purchase Warrant dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
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

10.54	Convertible Promissory Note dated September 2, 2016 ($64,000) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.55	Securities Purchase Agreement dated August 12, 2016, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.56	Convertible Promissory Note dated August 12, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.57	Securities Purchase Agreement dated September 27, 2016 with JDF Capital Inc (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.58	Convertible Promissory Note dated September 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.59	Securities Purchase Agreement dated October 10, 2016 with JDF Capital Inc (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.60	Convertible Promissory Note dated October 10, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017).
10.61	Convertible Promissory Note dated October 19, 2016 to Inlight Capital Partners. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)
10.62	Securities Purchase Agreement dated October 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)
10.63	Securities Purchase Agreement dated October 31, 2016 with Concord Holding Group, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)
10.64	Convertible Promissory Note dated October 31, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)

10.65	Securities Purchase Agreement dated November 14, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.66	Convertible Promissory Note dated November 14, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.67	Securities Purchase Agreement dated November 22, 2016 with JDF Capital Inc, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.68	Convertible Promissory Note dated November 22, 2016 with JDF Capital Inc, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.69	Securities Purchase Agreement dated November 30, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.70	Convertible Promissory Note dated November 30, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.71	Securities Purchase Agreement dated December 23, 2016 with JDF Capital Inc (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.72	Convertible Promissory Note dated December 23, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.73	Securities Purchase Agreement dated January 17, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.74	Convertible Promissory Note dated January 17, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.75	Securities Purchase Agreement dated January 25, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.76	Convertible Promissory Note dated January 25, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.77	Securities Purchase Agreement dated January 26, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.78	Convertible Promissory Note dated January 26, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.79	Securities Purchase Agreement dated January 27, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.80	Convertible Promissory Note dated January 27, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.81	Securities Purchase Agreement dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.82	Convertible Promissory Note dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.83	Securities Purchase Agreement dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.84	Convertible Promissory Note dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.85	Securities Purchase Agreement dated March 1, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.86	Convertible Promissory Note dated March 1, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)

10.87	Securities Purchase Agreement dated March 1, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.88	Convertible Promissory Note dated March 1, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.89	Securities Purchase Agreement dated March 13, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.90	Convertible Promissory Note dated March 13, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.91	Securities Purchase Agreement dated March 20, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.92	Convertible Promissory Note dated March 20, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.93	Convertible Promissory Note dated March 28, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.94	Securities Purchase Agreement dated March 28, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.95	Convertible Promissory Note dated December 29, 2016 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.96	Securities Purchase Agreement dated December 29, 2016 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.97	Securities Purchase Agreement dated April 4, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.98	Convertible Promissory Note dated April 4, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.99	Securities Purchase Agreement dated May 2, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.100	Convertible Promissory Note dated May 2, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.101	Securities Purchase Agreement dated May 5, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.102	Convertible Promissory Note dated May 5, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.103	Securities Purchase Agreement dated May 15, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.104	Collateralized Note dated May 15th, 2017 with Concord Holding Group. LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.105	Backend Note dated May 15, 2017 with Concord Capital, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.106	Securities Purchase Agreement dated May 17, 2017 with JDF Capital, Inc (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.107	Collateralized Note dated May 17, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)

10.108	Backend Note dated May 17, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.109	Joint Development and Option Agreement (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.110	Securities Purchase Agreement dated June 8, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.111	Convertible Promissory Note dated June 8, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.112	Securities Purchase Agreement dated June 8, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.113	Backend Note dated June 8, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.114	Collateralized Note dated June 8, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.115	Convertible Promissory Note dated June 8, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.116	Convertible Promissory Note dated March 3, 2014 with JDF Capital, Inc. (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.117	Convertible Promissory Note dated September 9, 2015 with JDF Capital, Inc. (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.118	Debt Settlement and Subscription Agreement dated August 3, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 8-K filed on August 24, 2017)
10.119*	Securities Purchase Agreement dated May 12, 2017 with Concord Holding Group, LLC
10.120*	Convertible Promissory Note dated May 12, 2017 with Concord Holding Group, LLC
10.121*	Debt Purchase Agreement dated June 28, 2017 with JDF Capital Inc & BlueCiti LLC
10.122*	Securities Purchase Agreement dated July 3, 2017 with BlueCiti, LLC
10.123*	Convertible Promissory Note dated July 3, 2017 with BlueCiti, LLC
10.124*	Securities Purchase Agreement dated July 26, 2017 with BlueCiti, LLC
10.125*	Convertible Promissory Note dated July 26, 2017 with BlueCiti, LLC
10.126*	Consolidated Debt Purchase Agreement dated July 30, 2017 with BlueCiti, LLC
10.127*	Debt Settlement and Subscription Agreement dated August 3, 2017 with JDF Capital Inc.
10.128*	Securities Purchase Agreement dated August 4, 2017 with BlueCiti, LLC
10.129*	Convertible Promissory Note dated August 4, 2017 with BlueCiti, LLC
10.130*	Common Stock Purchase Warrant dated August 11, 2017 with Concord Holding Group, LLC
10.131*	Common Stock Purchase Warrant dated August 11, 2017 with Concord Holding Group, LLC
10.132*	Common Stock Purchase Warrant dated August 11, 2017 with Blue Citi LLC
10.133*	Common Stock Purchase Warrant dated August 11, 2017 with Blue Citi LLC
10.134*	Debt Settlement Agreement dated August 11, 2017 with Blue Citi LLC
10.135*	Debt Settlement Agreement dated August 11, 2017 with Concord Holding Group, LLC
10.136*	Amendment to Debt Settlement Agreement dated August 11, 2017 with Blue Citi LLC
10.137*	Amendment to Debt Settlement Agreement dated August 11, 2017 with Concord Holding Group, LLC
10.138*	Convertible Promissory Note dated September 5, 2017 with BlueCiti, LLC
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

LITHIUM EXPLORATION GROUP, INC.

Date: November 14, 2017	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)