Form 10-Q
period 2017-12-31
Lithium Exploration Group, Inc.
filed 2018-03-05
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

or

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
Yes [   ] No [X]

As of March 2, 2018, there were 33,609,457 shares of the registrant’s common stock outstanding.

LITHIUM EXPLORATION GROUP, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2017	2017
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$6,405	$33,136
Prepaid expenses	1,100	1,100
Current assets held for sale (Note 11)	20,416	19,852
Total current assets	27,921	54,088

Advances to WhiteTop (Note 5)	879,620	783,620

Total Assets	$907,541	$837,708

LIABILITIES AND DEFICIT

Current
Accounts payable and accrued liabilities	$76,661	$90,864
Derivative liability – convertible promissory notes (Note 7)	2,727,997	3,386,251
Derivative liability – warrants (Note 7)	479,059	338,873
Due to related party (Note 8)	115,000	115,000
Short-term notes payable	105,000	-
Convertible promissory notes - net of unamortized debt discount (Note 7)	3,101,363	2,841,109
Accrued interest – convertible promissory notes (Note 7)	334,291	210,202
Current liabilities held for sale (Note 11)	6,643	6,429

Total Current Liabilities	6,946,014	6,988,728

Commitments and contingencies

DEFICIT
Lithium Explorations Group, Inc. Stockholders’ Deficit
Capital stock (Note 3)
Authorized:
500,000 preferred shares, $0.001 par value
50,000,000 common shares, $0.001 par value
Issued and outstanding:
350,000 Series C preferred shares (June 30, 2017 – Nil)	350	-
24,270,585 common shares (June 30, 2017 – 13,245,760)	24,271	13,246
Additional paid-in capital	53,988,225	51,905,254
Accumulated other comprehensive loss	(33,319)	(33,890)
Accumulated deficit	(59,665,886)	(57,683,563)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(5,686,359)	(5,798,953)
Non-Controlling Interest	(352,114)	(352,067)
Total Deficit	(6,038,473)	(6,151,020)

Total Liabilities and Deficit	$907,541	$837,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31	December 31	December 31	December 31
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses:
Mining expenses	25,000	2,549	25,000	37,632
Selling, general and administrative	263,952	263,809	451,293	442,466
Total operating expenses	288,952	266,358	476,293	480,098
Loss from operations	(288,952)	(266,358)	(476,293)	(480,098)

Other income (expenses)
Interest expense (Note 6)	(198,279)	(172,462)	(671,799)	(395,678)
(Loss) gain on change in the fair value of derivative liability (Note 7)	(292,529)	1,308,622	689,034	158,292
Amortization of debt discount	(723,298)	(404,026)	(1,484,829)	(546,358)
Other income	70,472	-	70,472	-
Gain (loss) on extinguishment of liability	(108,860)	(48,619)	(108,860)	(1,539,701)
	(1,252,494)	683,515	(1,505,982)	(2,323,445)

(Loss) income before income taxes	(1,541,446)	417,157	(1,982,275)	(2,803,543)
Provision for income taxes (Note 4)	-	-	-	-
Net (loss) income from continuing operations	(1,541,446)	417,157	(1,982,275)	(2,803,543)

Loss from discontinued operations	(47)	(49)	(95)	(80)
Net (loss) income	(1,541,493)	417,108	(1,982,370)	(2,803,623)

Less: Net loss attributable to the non-controlling interest	(24)	(24)	(47)	(39)

Net (loss) income attributable to Lithium Exploration Group, Inc. common shareholder	$(1,541,469)	$417,132	$(1,982,323)	$(2,803,584)

Basic and Diluted (Loss) Income per Common Share from continuing operation	$(0.08)	$0.30	$(0.11)	$(2.75)
Basic and Diluted Loss per Common Share from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	20,549,383	1,411,979	18,161,747	1,019,723
Comprehensive (loss) income:
Net (loss) income	$(1,541,493)	$417,108	$(1,982,370)	$(2,803,623)
Foreign currency translation adjustment	(251)	(328)	571	(449)
Comprehensive (loss) income:	(1,541,744)	416,780	(1,981,799)	(2,804,072)
Comprehensive loss attributable to non-controlling interest	(24)	(24)	(47)	(39)
Comprehensive (loss) income attributable to Lithium Exploration Group, Inc. common shareholders	$(1,541,720)	$416,804	$(1,981,752)	$(2,804,033)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

						Accumulated
					Additional	Other
	Preferred		Common		Paid-in	Comprehensive	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount $	Capital	Loss	Deficit	Interest	(Deficit)

Balance – June 30, 2016	-	$-	598,864	$599	$48,717,947	$(33,731)	$(50,806,439)	$(351,976)	$(2,473,600.00)

Common shares issued for debt conversion and interest	-	-	11,696,896	11,697	1,255,122				1,266,819
Derivative liability transferred to paid in capital on conversion of note					1,818,596				1,818,596
Common shares issued for exercise of warrants			950,000	950	113,589				114,539
Foreign exchange translation	-	-				(159)			(159)
Net loss for the period	-	-					(6,877,124)	(91)	(6,877,215)

Balance – June 30, 2017	-	$-	13,245,760	$13,246	$51,905,254	$(33,890)	$(57,683,563)	$(352,067)	$(6,151,020)

Common shares issued for debt conversion and interest	-	-	10,966,465	10,967	615,253				626,220
Common shares issued for accounts payable			58,333	58	8,108				8,166
Preferred shares issued for settlement of debt and accrued interest	350,000	350			756,997				757,347
Derivative liability transferred to paid in capital on conversion of note					702,613				702,613
Foreign exchange translation	-	-				571			571
Net loss for the period	-	-					(1,982,323)	(47)	(1,982,370)
Rounding related to reverse stock split			27						-
Balance – December 31, 2017	350,000	$350	24,270,585	$24,271	$53,988,225	$(33,319)	$(59,665,886)	$(352,114)	$(6,038,473.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2017	2016

Cash Flows from Operating Activities
Net loss from continuing operations	$(1,982,275)	$(2,803,543)
Loss from discontinued operations	(95)	(80)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	374,470	258,994
Common shares issued for interest	-	2,402
Gain on change in the fair value of derivative liability	(689,034)	(158,292)
Amortization of debt discount	1,484,829	546,358
Loss on extinguishment of debt and derivative liabilities	108,860	1,539,701
Expenses incurred by convertible note holder	11,000	-
Changes in operating assets and liabilities:
Prepaid expenses	-	1,688
Accrued interest	208,282	134,200
Accounts payable and accrued liabilities	(6,035)	74,383
Net cash used in operating activities from continuing operations	(489,998)	(404,189)
Net cash (used in) provided by operating activities from discontinued operations	(350)	500
Net cash used in operating activities	(490,348)	(403,689)

Cash Flows from Investing Activities
Investment in PetroChase, Inc.	-	(250,000)
Advances to WhiteTop	(96,000)	-
Net cash used in investing activities	(96,000)	(250,000)

Cash Flows from Financing Activities
Proceed from issuance of convertible promissory notes, net	454,046	697,500
Proceed from issuance of short-term notes payable	105,000	-
Net cash provided by financing activities	559,046	697,500

Effect of foreign currency exchange	571	(449)

(Decrease) increase in cash and cash equivalents	(26,731)	43,362
Cash and cash equivalents - beginning of period	33,136	25,208
Cash and cash equivalents - end of period	$6,405	$68,570

Supplementary disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion and accrued interest	$626,220	$207,623
Common stock issued for accounts payable	$8,166	$-
Preferred stock issued for debt settlement	$757,347	$-
Derivative liability re-classed to additional paid in capital	$702,613	$305,763
Debt discount on issuance of convertible note and warrants	$499,109	$1,266,294
Initial derivative liability on note and warrant issuance	$873,578	$1,525,435
Interest reclassed to convertible note	$-	$137,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017

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

On November 20, 2017, our Board of Directors approved a reverse stock split of our issued and authorized shares of common and preferred stock on the basis of 200 old shares for one (1) new share. On December 20, 2017, FINRA effected the reverse stock split. As a result of the reverse stock split, our issued and outstanding share capital decreased from 4,433,023,053 shares of common stock and 70,000,000 shares of Class C Preferred Stock to 22,165,142 shares of common stock and 350,000 shares of Class C Preferred Stock, all with a par value of $0.001 (which remained unchanged). Our authorized capital proportionately decreased from 10,000,000,000 shares of common stock and 100,000,000 shares of preferred stock to 50,000,000 shares of common stock and 500,000 shares of preferred stock. No fractional shares were issued in connection with the reverse stock split.

Unless indicated otherwise, all share and per share information included in these financial statements give effect to the reverse split.

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

These interim financial statements as of and for the three and six months ended December 31, 2017 and 2016 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for the year ended June 30, 2018 or for any future period. All references to December 31, 2017 and 2016 in these footnotes are unaudited.

Principal of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Alta Disposal and its 51% owned subsidiary ADM. Intercompany accounts and transactions have been eliminated in consolidation in conformity with the applicable accounting framework. No transactions occurred within Black Box Energy for the six months ended December 31, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $6,405 and $33,136 in cash and cash equivalents at December 31, 2017 and June 30, 2017, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of December 31, 2017 and June 30, 2017, the Company had no deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

Non-controlling Interest

The 49% third party ownership of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.) at December 31, 2017 and June 30, 2017 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the three and six months ended December 31, 2017 and 2016 and are reflected in the unaudited condensed consolidated statement of deficit.

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

Potentially dilutive securities are not presented in the computation of EPS since their effects are anti-dilutive. The total number of potential number of dilutive shares is 72,570,036 as of December 31, 2017.

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
  equity is translated at historical exchange rates; and
  income and expenses are translated at average exchange rates for the period.

Exchange differences arising on translation of foreign operations are transferred directly to the Company’s accumulated other comprehensive loss in the consolidated financial statements. Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

The relevant translation rates are as follows:

	Six months ended December 31,
	2017	2016
Closing rate CDN$ to US$ as of December 31,	$0.795	$0.745
Average rate CDN$ to US $ for the period December 31,	0.793	0.758

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As of December 31, 2017 and 2016, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

During the three and six months ended December 31, 2017 and 2016, the Company had no revenue under continuing operation.

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

The Company also follows the provisions of ASC 740-10 related to accounting for uncertain income tax positions. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of December 31, 2017 and 2016, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.

Receivables

Trade and other receivables are customer obligations due under normal trade terms and are recorded at face value less any provisions for uncollectible amounts considered necessary. The Company includes any balances that are determined to be uncollectible in its overall allowance for doubtful accounts. The Company recorded $Nil (December 31, 2016 - $Nil) in allowance for doubtful accounts.

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

On November 20, 2017, our Board of Directors approved a reverse stock split of our issued and authorized shares of common and preferred stock on the basis of 200 old shares for one (1) new share. On December 20, 2017, FINRA effected the reverse stock split. As a result of the reverse stock split, our issued and outstanding share capital decreased from 4,433,023,053 shares of common stock and 70,000,000 shares of Class C Preferred Stock to 22,165,142 shares of common stock and 350,000 shares of Class C Preferred Stock, all with a par value of $0.001 (which remained unchanged). Our authorized capital proportionately decreased from 10,000,000,000 shares of common stock and 100,000,000 shares of preferred stock to 50,000,000 shares of common stock and 500,000 shares of preferred stock. No fractional shares were issued in connection with the reverse stock split.

Unless indicated otherwise, all share and per share information included in these financial statements give effect to the reverse split.

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

Effective September 9, 2015, the Company increased the authorized capital of its common shares from 2,000,000,000 common shares, par value $0.001 to 10,000,000,000 common shares, par value $0.001.

On August 22, 2017, the Board of Directors approved a Certificate of Designation authorizing the creation of 70,000,000 Class C Preferred Shares. The Class C Shares are convertible, redeemable and have certain enhanced voting rights. Each Class C Share is convertible into 2 shares of the Company’s common stock.

Effective December 20, 2017, in connection with the 200-for-1 reverse stock split, the Company decreased the authorized capital of its common shares from 10,000,000,000 common shares, par value $0.001 to 50,000,000 common shares, par value $0.001. Additionally, it decreased the authorized capital of its preferred stock from 100,000,000 preferred shares, par value $0.001 to 500,000 preferred shares, par value $0.001

Share Issuances

Preferred Stock Issuance

During the six months ended December 31, 2017, the Company issued 350,000 Series C Preferred Shares for settlement of convertible promissory notes and accrued interest, valued at $757,347.

Common Stock Issuance

During the six months ended December 31, 2017, the Company issued 10,966,465 common shares at deemed prices ranging from $0.044 to $0.090 per share upon conversion of the convertible promissory notes and accrued interest, valued at $626,220.

On July 31, 2017, the Company issued 58,333 common shares in payment for past legal services at a deemed value of $8,166.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through December 31, 2017 of approximately $15 million will begin to expire in 2027. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $246,103 and $215,033 during the six months ended December 31, 2017 and 2016 respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2017. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2016, 2015, 2014, and 2013 are still open for examination by the Internal Revenue Service (IRS).

	For the six months ended
	December 31, 2017
	Amount	Tax Effect (35%)
Loss before income tax	$1,982,275	693,796
Shares issued for interest expenses	-	-
Non-cash interest expense	(374,470)	(131,065)
Gain on change in fair value of derivative liability and extinguishment of debt	689,034	241,162
Loss on extinguishment of liability	(108,860)	(38,101)
Amortization of debt discount	(1,484,829)	(519,690)
Total	703,150	246,103
Valuation allowance	(703,150)	(246,103)
Net deferred tax asset (liability)	$-	$-

	For the six months ended
	December 31, 2016
	Amount	Tax Effect (35%)
Loss before income tax	$2,803,543	$981,240
Shares issued for interest expenses	(2,402)	(841)
Non-cash interest expense	(258,994)	(90,648)
Loss on change in fair value of derivative liability	(1,381,409)	(483,493)
Loss on extinguishment of liability	-	-
Amortization of debt discount	(546,358)	(191,225)
Total	614,380	215,033
Valuation allowance	(614,380)	(215,033)
Net deferred tax asset (liability)	$-	$-

NOTE 5 – DEPOSITS, ADVANCES AND OTHER ASSETS

Joint Development and Option Agreement with White Top

On April 13, 2017, the Company’s wholly-owned subsidiary, BBE, entered into a Joint Development and Option Agreement with White Top Oil & Gas, LLC (“White Top”), a Louisiana limited liability company (the “White Top Agreement”), under which White Top is the designee to a funding agreement to finance and participate in the completion of certain oil and gas development, exploration and operating activities on certain lands located in Sulphur, Louisiana. Under the terms of the White Top Agreement, BBE has advanced $879,620 as of December 31, 2017 ($783,620 as of June 30, 2017) to White Top as consideration, which is reflected as Advances to White Top on the Company’s balance sheet (see Note 10).

On October 9, 2017, the Company sold its investment of 800,000 common shares of First Reef Energy to a third party for CDN $90,000, net of CDN $10,000 of seller’s fees, resulting in a gain of CDN $90,000 (USD 70,472). The Company originally purchased these shares for USD $197,393 during the year ended June 30, 2012, and subsequently reduced the carrying value to $0 during the year ended June 30, 2013.

NOTE 6 – SHORT-TERM NOTES PAYABLE

In November and December of 2017, the Company entered into four Bridge Loan Agreements totaling $105,000. The notes accrue annual interest at 10% and mature in 30 days. The notes are all in default as of the date of this report. The Company recorded interest expenses of $914 on these loans. As of December 31, 2017, interest payable was $914 on these notes.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Summary of convertible promissory notes at December 31, 2017 is as follows:

			Accretion
			of			Transfer
	June 30,	Principal	Issuance	Total		(Loan	June 30,
	2017	Issued	Cost	Converted	Repaid	Extinguished)	2017

February 13, 2013	$10,954	$-	$-	$-	$(10,954)	$-	$-
July 22, 2014	7,222	-	-	-	-	-	7,222
February 6, 2015	7,150	-	-	-	-	117,846	124,996
September 9, 2015	30,000	-	-	-	-	-	30,000
August 12, 2016	45,712	-	1,037	-	-	-	46,749
September 8, 2016	27,201	-	577	-	-	-	27,778
September 9, 2016	139,810	-	5,316	(145,126)	-	-	-
September 9, 2016	20,925	-	-	-	-	-	20,925
September 15, 2016	-	-	4,719	-	-	-	4,719
September 19, 2016	1,165,000	-	-	(55,500)	-	(708,000)	401,500
September 27, 2016	121,655	-	4,358	-	-	-	126,013
October 10, 2016	99,740	-	2,628	-	-	-	102,368
October 27, 2016	45,365	-	3,036	-	-	-	48,401
October 31, 2016	157,594	-	5,740	-	-	-	163,334
November 14, 2016	28,569	-	2,542	-	-	-	31,111
November 22, 2016	27,693	-	2,006	-	-	-	29,699
November 30, 2016	94,215	-	5,785	-	-	-	100,000
December 23, 2016	41,221	-	3,878	-	-	-	45,099
December 29, 2016	86,432	-	4,679	(91,111)	-	-	-
January 17, 2017	46,179	-	4,177	-	-	-	50,356
January 25, 2017	112,735	-	19,488	(132,223)	-	-	-
January 26, 2017	80,707	-	14,591	-	-	-	95,298
January 27, 2017	106,680	-	6,583	-	-	-	113,263
February 3, 2017	73,223	-	5,988	-	-	-	79,211
March 1, 2017	331,754	-	23,123	-	-	-	354,877
March 13, 2017	78,074	-	7,726	(85,800)	-	-	-
March 20, 2017	77,870	-	5,263	-	-	-	83,133
March 28, 2017	128,167		8,698	(62,000)	-	-	74,865
April 4, 2017	127,958	-	8,670	-	-	-	136,628
May 2, 2017	25,763	-	1,751	-	-	-	27,514
May 5, 2017	25,755	-	2,845	(28,600)	-	-	-
May 15, 2017	308,729	-	21,008	-	-	-	329,737

May 17, 2017	309,655	-	21,453	-	-	-	331,108
June 8, 2017	76,985	-	5,252	-	-	-	82,237
June 8, 2017	76,985	-	5,252	-	-	-	82,237
June 30, 2017	100,063	-	6,884	-	-	-	106,947
July 3, 2017	-	100,000	4,869	-	-	-	104,869
July 14, 2017	-	15,000	1,066	-	-	-	16,066
July 26, 2017	-	15,000	1,054	-	-	-	16,054
July 26, 2017	-	30,000	1,461	-	-	-	31,461
August 4, 2017	-	30,000	1,461	-	-	-	31,461
August 4, 2017	-	30,000	2,089	-	-	-	32,089
September 5, 2017	-	30,000	1,461	-	-	-	31,461
September 7, 2017	-	55,000	3,691	-	-	-	58,691
September 28, 2017	-	50,000	3,191	-	-	-	53,191
October 4, 2017	-	35,000	942	-	-	-	35,942
October 24, 2017	-	35,000	1,261	-	-	-	36,261
November 1, 2017	-	30,000	1,050	-	-	-	31,050
November 9, 2017	-	10,000	338	-	-	-	10,338
December 15, 2017	-	3,000	83	-	-	-	3,083
December 15, 2017	-	8,000	163	-	-	-	8,163

	$4,243,740	$476,000	$239,233	$(600,359)	$(10,954)	$(590,154)	$3,757,507
Less: Unamortized debt discount	$(1,402,631)	-	-	-	-	-	(656,144)
Total note payable, net of debt discount	$2,841,109	-	-	-	-	-	$3,101,363
Current portion	$2,841,109	-	-	-	-	-	$3,101,363
Long term portion	$-	-	-	-	-	-	$-

On July 3, 2017 Company issued an aggregate of $110,000 Convertible Promissory Notes with an issuance discount of $10,000 that matures on July 3, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $132,991 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $57,619 was allocated as a debt discount with the remainder $75,372 was charged to current period operations as interest expense.

On July 14, 2017 Company issued an aggregate of $17,160 Convertible Promissory Notes with an issuance discount of $2,160 that matures on July 14, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $20,747 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $8,989 was allocated as a debt discount with the remainder $11,758 was charged to current period operations as interest expense.

On July 26, 2017 Company issued an aggregate of $17,160 Convertible Promissory Notes with an issuance discount of $2,160 that matures on July 26, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $20,747 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $8,989 was allocated as a debt discount with the remainder $11,758 was charged to current period operations as interest expense.

On July 26, 2017 Company issued an aggregate of $33,000 Convertible Promissory Notes with an issuance discount of $3,000 that matures on July 26, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $39,897 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $17,286 was allocated as a debt discount with the remainder $22,612 was charged to current period operations as interest expense.

On August 4, 2017 Company issued an aggregate of $33,000 Convertible Promissory Notes with an issuance discount of $3,000 that matures on August 4, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $47,543 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $25,667 was allocated as a debt discount with the remainder $21,876 was charged to current period operations as interest expense.

On August 4, 2017 Company issued an aggregate of $34,320 Convertible Promissory Notes with an issuance discount of $4,320 that matures on August 4, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $49,445 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $26,693 was allocated as a debt discount with the remainder $22,751 was charged to current period operations as interest expense.

On September 5, 2017, the Company issued an aggregate of $33,000 Convertible Promissory Notes with an issuance discount of $3,000 that matures on September 5, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $34,230 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $11,000 was allocated as a debt discount with the remainder $23,230 was charged to current period operations as interest expense.

On September 7, 2017, the Company issued an aggregate of $62,920 Convertible Promissory Notes with an issuance discount of $7,920 that matures on September 7, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $80,426 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $37,752 was allocated as a debt discount up to the proceeds of the note with the remainder $42,674 was charged to current period operations as interest expense.

On September 28, 2017, the Company issued an aggregate of $57,200 Convertible Promissory Notes with an issuance discount of $7,200 that matures on September 28, 2018. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $73,114 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	225.76%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $34,320 was allocated as a debt discount up to the proceeds of the note with the remainder $38,794 was charged to current period operations as interest expense.

On October 4, 2017, the Company issued a $40,040 Convertible Promissory Note with an issuance discount of $5,040 that matures on May 15, 2018. The notes bears 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $44,066 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	254.34%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $13,347 was allocated as a debt discount with the remaining $30,719 charged to current period operations as interest expense.

On October 24, 2017, the Company issued a $40,040 Convertible Promissory Note with an issuance discount of $5,040 that matures on June 8, 2018. The notes bears 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $56,401 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	254.34%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $26,693 was allocated as a debt discount with the remaining $29,707 charged to current period operations as interest expense.

On November 1, 2017, the Company issued a $34,320 Convertible Promissory Note with an issuance discount of $4,320 that matures on June 8, 2018. The notes bears 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $48,343 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	254.34%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $22,880 was allocated as a debt discount with the remaining $25,463 charged to current period operations as interest expense.

On November 9, 2017, the Company issued a $11,440 Convertible Promissory Note with an issuance discount of $1,440 that matures on June 8, 2018. The notes bears 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $16,114 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	254.34%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $7,627 was allocated as a debt discount with the remaining $8,488 charged to current period operations as interest expense.

On December 15, 2017, the Company issued a $3,432 Convertible Promissory Note with an issuance discount of $432 that matures on June 8, 2018. The notes bears 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $4,834 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	254.34%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $2,288 was allocated as a debt discount with the remaining $2,546 charged to current period operations as interest expense.

On December 15, 2017, the Company issued a $9,152 Convertible Promissory Note with an issuance discount of $1,152 that matures on June 8, 2018. The notes bears 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $13,839 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	254.34%
Risk free rate:	1.03%

The initial fair values of the embedded debt derivative $7,118 was allocated as a debt discount with the remaining $6,721 charged to current period operations as interest expense.

The modification of the Notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. During the six months ended December 31, 2017 and 2016, $108,860 and $1,539,701, respectively, was recorded as loss on extinguishment of debt due to settlement agreement with note holders. The $1,539,701 consists of net increase in principal of convertible promissory notes of $1,429,501 (net of extinguished interests of $137,883), increase in principal of non-convertible promissory notes of $520,000, extinguished derivative liabilities for debt and warrants with fair values on date of conversion was $298,728 and $111,072 respectively.

On June 28, 2017, the Company entered into a Note and Warrant Repayment and Repurchase Agreement whereby the Company agreed to repurchase 1,011 warrants and settle an outstanding convertible note payable from the holder totaling $21,908 for two payments to the holder of $100,000 each. The first $100,000 payment was made on June 30, 2017 resulting in the repurchase of 506 warrants and a $10,954 reduction of the note. The portion of the payment allocated to the warrant repurchase ($89,046) was recorded as a loss on settlement and is included in interest expense for the year ended June 28, 2017. The second and final $100,000 payment was made to the holder on July 3, 2017, resulting in the repurchase of the remaining 505 warrants and settlement of the remaining balance of the note of $10,954. The portion of the payment allocated to the warrant repurchase ($89,046) was recorded as a loss on settlement and is included in interest expense for the six months ended December 31, 2017.

During the six months ended December 31, 2017 and 2016 the Company amortized the debt discount on all the notes of $1,484,829 and $546,358, respectively to operations as expense including $239,233 and $33,052, respectively, for accretion expenses. During the three months ended December 31, 2017 and 2016 the Company amortized the debt discount on all the notes of $723,298 and $404,026, respectively to operations as expense including $123,568 and $28,957, respectively, for accretion expenses

Derivative Liability - Debt

The fair value of the described embedded derivative on all debt was valued at $2,727,997 and $3,386,252 at December 31, 2017 and June 30, 2017, respectively, which was determined using the Black Scholes Model with the following assumptions:

	December 31, 2017	June 30, 2017
Dividend yield:	0%	0%
Volatility	254.34 – 258.62%	247.5 – 284.4%
Risk free rate:	1.03 – 1.76%	1.03 – 1.89%

The Company recorded change in fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain (loss) of $638,378 and $(270,809) for the six months ended December 31, 2017 and 2016, respectively. The Company recorded change in fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain (loss) of $(242,895) and $1,239,892 for the three months ended December 31, 2017 and 2016, respectively

During the periods ended December 31, 2017 and June 30, 2017 the Company issued 10,966,465 and 11,696,896 shares of the Company’s common stock in settlement of $625,051 and $1,266,819, respectively, of convertible note and interest.

During the six months period ended December 31, 2017 and year ended June 30, 2017 the Company reclassed the derivative liability of $703,782 and $1,818,596, respectively, to additional paid in capital on conversion of convertible note.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2017 and June 30, 2017:

Derivative
Liability (convertible
promissory notes)
Balance, June 30, 2016	$1,162,058
Initial fair value at note issuances	5,290,359
Fair value of liability at note conversion	(1,818,596)
Extinguishment of derivative liability	(298,728)
Mark-to-market at June 30, 2017	(948,842)
Balance, June 30, 2017	$3,386,251

Initial fair value at note issuances	682,736
Fair value of liability at note conversion	(702,612)
Extinguishment of derivative liability	-
Mark-to-market at December 31, 2017	(638,378)

Balance, December 31, 2017	$2,727,997
Net gain for the period included in earnings relating to the liabilities held at December 31, 2017	$638,378

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

During the six months ended December 31, 2017, a total of 1,371,429 warrants were issued related to amendments of convertible notes. During the six months ended December 31, 2016 no warrants were issued along with convertible notes.

The fair value of the described embedded derivative on all warrants was valued at $479,059 at December 31, 2017 and $338,873 at June 30, 2017 which was determined using the Black Scholes Model with the following assumptions:

	December 31, 2017	June 30, 2017
Dividend yield:	0%	0%
Volatility	263.85 - 269.45%	247.5%
Risk free rate:	1.31 – 2.20%	1.89%

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2016	135	$20,040	2.79 years
Exercised	(1)	42,480	-
Issued			-
Expired	(3)	56,000	-
Cancelled	(58)	38,160	-
Balance, June 30, 2017	74	$42,752	2.55 years
Exercised	-		-
Issued	1,371,429	0.58	-
Expired	-		-
Cancelled	(3)	42,816	-

Balance, December 31, 2017	1,371,500	$0.74	4.61 years

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2017:

Derivative
Liability (warrants)
Balance, June 30, 2016	$268,611
Fair value of warrant cancelled	(111,073)
Fair value of warrant exercised	(71,595)
Mark-to-market at June 30, 2017 – warrant liability	252,931
Balance, June 30, 2017	$338,874
Initial fair value of warrant derivatives at note issuances	190,841
Fair value of warrant cancelled	-
Fair value of warrant exercised	-
Mark-to-market at December 31, 2017 – warrant liability	(50,656)
Balance, December 31, 2017	$479,059

Net gain for the period included in earnings relating to the liabilities held at December $ 31, 2017	50,656

The Company recorded change in fair value of the derivative liability on warrants to market resulting in non-cash, non-operating gain of $50,656 and a loss of $112,517 for the six months ended December 31, 2017 and 2016, respectively. The Company recorded change in fair value of the derivative liability on warrants to market resulting in non-cash, non-operating loss of $49,634 and a gain of $68,730 for the three months ended December 31, 2017 and 2016, respectively

During the period ended December 31, 2017 and June 30, 2017 the Company reclassed the derivative liability on warrants of $0 and $71,595, respectively, to additional paid in capital on exercise of warrants.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three and six months ended December 31, 2017, the Company incurred consulting fees of $33,000 and $49,000, respectively (December 31, 2016 - $17,000 and $41,000) with directors and officers (including directors and officers of our subsidiaries) out of which there were no stock payments.

As of December 31, 2017, the Company owed a director for a non-interest-bearing demand loan with a balance outstanding of $115,000 (June 30, 2017 - $115,000).

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

NOTE 9– GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2017, the Company had a working capital deficiency of $6,918,093 (June 30, 2017 - $6,934,640) and an accumulated deficit of $59,665,886 (June 30, 2017 - $57,683,563). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Joint Development and Option Agreement

On April 13, 2017, the Company’s wholly-owned subsidiary, Black Box Energy, Inc. (“BBE”), entered into a Joint Development and Option Agreement with White Top Oil & Gas, LLC (“White Top”), a Louisiana limited liability company (the “White Top Agreement”), under which White Top is the designee to a funding agreement to finance and participate in the completion of certain oil and gas development, exploration and operating activities on certain lands located in Sulphur, Louisiana (the “White Top Field”). Under the terms of the White Top Agreement, BBE has advanced approximately $879,620 as of December 31, 2017 to White Top as consideration to White Top for the option to convert and the right to repayment of payouts for the necessary capital, overrating, technical, and related support costs necessary to further develop the White Top Field. White Top’s rights to repayment of the monies received from BBE shall be limited to funding from certain payouts received under terms agreed by the parties under such joint development project, as mutually agreed.

Purchase Option

On October 12, 2017, the Company entered into a Patent Option and Purchase Agreement whereby the Company paid a non-refundable deposit of $25,000 for a 120-day option to purchase certain intellectual property from a third-party seller for a total of $100,000. The Company elected not to exercise the option. Total payments of $33,333 were including in selling, general and administrative expense for the three and six months ended December 31, 2017.

NOTE 11 – DISCONTINUED OPERATIONS

On September 4, 2015, the Company entered into an Asset Purchase agreement whereby the Company sells the net assets of Alta Disposal Morinville Ltd. (of which the Company had acquired 51% interest on October 18, 2013) for total purchase price of CDN$10,000.

Operating results for the six months ended December 31, 2017 and 2016 for Alta Disposal Morinville Ltd. are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the unaudited condensed balance sheet.

A breakdown of the discontinued operations is presented as follow:

Consolidated Statements of Operations and Comprehensive Loss

	Three months ended
	December 31,	December 31,
	2017	2016

Revenue	$-	$-
Selling, general and administrative	(47)	(49)

Loss from discontinued operations	$(47)	$(49)

	Six months ended
	December 31,	December 31,
	2017	2016

Revenue	$-	$-
Selling, general and administrative	(95)	(80)

Loss from discontinued operations	$(95)	$(80)

Consolidated Balance Sheets	December 31,	June 30,
	2017	2017

Current assets:
Cash and cash equivalents	$1,057	$1,115
Receivable, net	674	652
Prepaid expenses	1,885	1,824
GST Receivable	16,800	16,260

	$20,416	$19,852
Current liabilities:
Accounts payable	$6,643	$6,429

NOTE 12 – SETTLEMENTS

Debt Settlements and Class C Preferred Shares

Effective August 11, 2017, the Company entered into a Debt Settlement Agreement with each Blue Citi, LLC (“Blue Citi”) and Concord Holding Group, LLC (“Concord”). On August 11, 2017, the Company was indebted to Blue Citi and Concord in the aggregate principal amounts of approximately $2,400,000 and $1,700,000, respectively (exclusive of accrued interest and penalties), pursuant to various convertible promissory notes issued to Blue Citi and Concord between March, 2014 and June, 2017. Pursuant to the Debt Settlement Agreements, each Blue Citi and Concord has agreed to indefinitely forbear from enforcing its rights pursuant to the promissory notes. In consideration, the Company has issued to each Blue Citi and Concord warrants to purchase up to $400,000 in shares of our common stock ($800,000 in the aggregate), with 50% of the warrants exercisable at $0.50 per share, and 50% exercisable at $0.70 per share. The warrants are exercisable until August 11, 2022 and may also be exercised on a cashless basis. In the event that the closing price of the Company’s common stock falls to $0.10 or less for a period of 3 days during the warrant exercise period, the exercise price of the $0.50 per share warrants shall adjust to 300% of the lowest trading price during such 3-day period, and the exercise price of the $0.70 warrants will adjust to 400% of the lowest trading during the 3-day period. As additional consideration for the issuance of securities to Blue Citi and Concord, promissory notes held by them that were convertible into the Company’s common stock at 50% discount to market price will instead be subject to a 25% discount to market price. The fair value of the warrants upon issuance on August 11, 2017 was approximately $190,842 in aggregate. Total amortization expense related to these warrants was $43,723 and $67,682, respectively, for the three and six months ended December 31, 2017, leaving an unamortized balance of $123,161 as of December 31, 2017.

On August 3, 2017, the Company entered into a debt settlement subscription agreement with a creditor for settlement of amounts owed relating to an outstanding convertible note in the principal amount of $708,000, with $49,347 of accrued interest. In lieu of receiving cash as payment, the creditor has agreed to accept 350,000 Class C Convertible Preferred Shares of the Company as payment of the indebtedness, pursuant to the terms of the settlement agreement. Thereafter, on August 23, 2017, Company issued an aggregate of 350,000 Class C Convertible Preferred Shares at the deemed price of $2.02 per share. The Company has issued all of the shares to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), relying on Rule 506 promulgated under Regulation D of the Securities Act of 1933, as amended.

On January 11, 2018, the Company entered into a Debt Settlement Agreement with a notes holder, whereby the Company agreed to pay $25,000, plus $99,996 in common stock, payable in installments through May 1, 2018, to settle a convertible note dated February 6. 2015, resulting in a loss on extinguishment of liability of $108,860 for the six months ended December 31, 2017. The transaction is considered as debt extinguishment for accounting purposes. The derivative liability associated with the debt totaling $4,696 increased to $143,801 as of December 31, 2017 as a result of this agreement.

NOTE 13 – SUBSEQUENT EVENTS

Convertible Secured Redeemable Notes

In January 2018, the Company issued an aggregate of $143,000 of Convertible Promissory Notes that mature in various dates from January 2019 to January 2020, resulting in cash proceeds totaling $125,000. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at the lesser of $1.00 per share or at a price equal to 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

In January and February 2018, the Company issued 9,328,567 common shares at deemed prices ranging from $0.02325 to $0.0450 per share upon conversion of the convertible promissory notes and accrued interest, valued at $343,418.

In January 2018, the Company issued 10,305 round up shares to existing shareholders as a result of the Company's reverse split that was effective in December 2017.

On January 8, 2018, the Company executed a consulting agreement for advisory services on a month-to-month basis at a rate of $5,000 per month commencing January 8, 2018.

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
  the absence of contracts with customers or suppliers;
  our ability to maintain and develop relationships with customers and suppliers;
  our ability to successfully integrate our technology into the competitive oil and gas industry and at a cost that is profitable to the Company;
  the retention and availability of key personnel;
  general economic and business conditions;
  substantial doubt about our ability to continue as a going concern;
  our need to raise additional funds in the future;
  our ability to successfully recruit and retain qualified personnel in order to continue our operations;
  our ability to successfully implement our business plan;
  our ability to successfully acquire, develop or commercialize new products and equipment and acquire additional oil and gas assets;
  intellectual property claims brought by third parties; and
  the impact of any industry regulation.

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
  Lower operating cost due to more efficient heat transfer and circulation;
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

Sulphur, Louisiana

On April 13, 2017, BBE entered into a Joint Development and Option Agreement with White Top Oil & Gas, LLC (“White Top”), a Louisiana limited liability company (the “White Top Agreement”), under which White Top is the designee to a funding agreement to finance and participate in the completion of certain oil and gas development, exploration and operating activities on certain lands located in Sulphur, Louisiana (the “White Top Field”). Under the terms of the White Top Agreement, BBE has advanced approximately $879,620 to White Top as consideration to White Top for the option to convert those funds into a 3% gross royalty from the future revenue at the Sulphur, Louisiana oil and gas property. BBE also has the right to repayment of the advanced funds if it does not believe the revenue from the royalty will be substantial enough. White Top’s rights to repayment of the monies received from BBE expired on August 1, 2017.

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

Recent Business Developments and Agreements During the Six Months Ended December 31, 2017

Convertible Secured Redeemable Notes and Short-term Notes Payable

During the six months ended December 31, 2017, the Company issued an aggregate of $536,184 Convertible Promissory Notes that mature on various dates in May through September 2018, resulting in net cash proceeds totaling $454,046. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at the lesser of $1.00 per share or at a price equal to 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

In November and December of 2017, the Company entered into four Bridge Loan Agreements totaling $105,000. The notes accrue annual interest at 10% and mature in 30 days. The notes are all in default as of the date of this report.

Convertible Note Conversions

During the six months ended September 30, 2017, the Company issued 10,966,465 common shares at deemed prices ranging from $0.044 to $0.090 per share upon conversion of the convertible promissory notes and accrued interest, valued at $626,220.

Shares Issued for Services

On July 31, 2017, the Company issued 58,333 common shares in payment for past legal services at a deemed value of $8,166.

Entry into a Material Definitive Agreement

     On October 12, 2017, we entered into an option purchase agreement with Enbloc Cell LLC, a South Korea-based manufacturer of lithium ion batteries (“Enbloc Cell”). Pursuant to the agreement, we paid $25,000 to Enbloc Cell to obtain the option, for a period of 120 days, to acquire Enbloc Cell’s worldwide patent rights for its clip-type lithium secondary battery pack, which is capable of fitting into two-cell or four-cell battery compartments of electronic devices. In order to exercise the option, we must pay to Enbloc Cell $100,000 prior to the expiration of the option period. The Company elected not to exercise this option within the 120-day option period.

Amendments to Articles of Incorporation

On November 20, 2017, our Board of Directors approved a reverse stock split of our issued and authorized shares of common and preferred stock on the basis of 200 old shares for one (1) new share. On December 20, 2017, FINRA effected the reverse stock split. Our new CUSIP # is 53680P407.

As a result of the reverse stock split, our issued and outstanding share capital decreased from 4,433,023,053 shares of common stock and 70,000,000 shares of Class C Preferred Stock to 22,165,142 shares of common stock and 350,000 shares of Class C Preferred Stock, all with a par value of $0.001 (which remained unchanged). Our authorized capital proportionately decreased from 10,000,000,000 shares of common stock and 100,000,000 shares of preferred stock to 50,000,000 shares of common stock and 500,000 shares of preferred stock. No fractional shares were issued in connection with the reverse stock split.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements in this quarterly report for the three and six months ended December 31, 2017 and 2016.

Results of operations for the Three Months Ended December 31, 2017

Our operating results for the three months ended December 31, 2017 and 2016 are summarized as follows:

	Three Months Ended December 31,
	2017	2016
Revenue	$-	$-
Operating expenses	(288,952)	(266,358)
Interest expense	(198,279)	(172,462)
Gain (loss) on change in the fair value of derivative	(292,529)	1,308,622
liability
Amortization of debt discount	(723,298)	(404,026)
Other income	70,472	-
Loss on extinguishment of liability	(108,860)	(48,619)
Net (loss) income from continuing operations	$(1,541,446)	$417,157

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the three months ended December 31, 2017 are summarized as follows, in comparison to our operating expenses for the three months ended December 31, 2016:

	Three Months Ended December 31,
	2017	2016
Mining expenses	$25,000	$2,549
Salaries and related expenses	110,308	66,257
Professional fees	115,269	147,140
Legal fees	18,341	9,662
Other general and administrative expenses	20,034	40,750
Total operating expenses	$288,952	$266,358

Operating expenses decreased $22,594 for the three months ended September 30, 2017 to $288,952 for the three months ended September 30, 2017, an increase of 8%. The primary reason for the change is the increase of $22,451 in mining expenses as a result of increased exploration activity during the quarter, along with an increase of $44,051 in salaries and related expenses.

Results of operations for the Six Months Ended December 31, 2017

Our operating results for the six months ended December 31, 2017 and 2016 are summarized as follows:

	Six Months Ended December 31,
	2017	2016
Revenue	$-	$-
Operating expenses	(476,293)	(480,098)
Interest expense	(671,799)	(395,678)
Gain on change in the fair value of derivative liability	689,034	158,292
Amortization of debt discount	(1,484,829)	(546,358)
Other income	70,472	-
Loss on extinguishment of liability	(108,860)	(1,539,701)
Net loss from continuing operations	$(1,982,275)	$(2,803,543)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the six months ended December 31, 2017 are summarized as follows, in comparison to our operating expenses for the six months ended December 31, 2016:

	Three Months Ended December 31,
	2017	2016
Mining expenses	$25,000	$37,632
Salaries and related expenses	175,817	122,100
Professional fees	207,600	242,640
Legal fees	22,540	9,662
Other general and administrative expenses	45,336	68,064
Total operating expenses	$476,293	$480,098

Operating expenses decreased $3,805 for the six months ended December 31, 2017 to $476,293 for the three months ended December 31, 2017, a decrease of 1%. The primary reason for the change is the decrease of $12,632 in mining expenses as a result of decreased exploration activity.

Liquidity, Financial Condition and Capital Resources

As of September 30, 2017, we had cash and cash equivalents on hand of $6,405 and a working capital deficiency of $6,918,093, as compared to cash equivalents on hand of $33,136 and a working capital deficiency of $6,934,640 as of June 30, 2017. The decrease in working capital deficiency is mainly due to a decrease in the derivative liability related to convertible promissory notes during the six months ended December 31, 2017.

Convertible Promissory Notes and Short-term Notes Payable

During the six months ended December 31, 2017, the Company received net proceeds from issuance of convertible promissory notes of $454,046, and $105,000 from the issuance of short-term notes payable.

Share Issuances to Settle Debt

     During the six months ended December 31, 2017, the Company issued 10,966,465 common shares at deemed prices ranging from $0.044 to $0.090 per share upon conversion of the convertible promissory notes and accrued interest, valued at $626,220.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended December 31, 2017 of approximately $60 million, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the fiscal year ended June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of working with existing lenders and evaluating various financing alternatives in order to finance our product development and asset acquisition activities and general and administrative expenses. These alternatives include raising funds through the issuance of convertible debt or other equity-linked securities through either institutional or retail investors. Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing investors.

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

Working Capital Deficiency

	December 31,	June 30,
	2017	2017
Current assets	$27,921	$54,088
Current liabilities	6,946,014	6,988,728
Working capital deficiency	$(6,918,093)	$(6,934,640)

As of December 31, 2017, our total current assets were $27,921, our total current liabilities were $6,946,014 and we had a working capital deficit of $6,918,093 (June 30, 2017 - $6,934,640). Our financial statements report a net loss of $1,541,493 for the six months ended December 31, 2017 and an accumulated deficit of approximately $60 million from the period from May 31, 2006 (date of inception) to December 31, 2017. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	Six Months Ended December 31,
	2017	2016
Net cash used in operating activities	$(490,348)	$(403,689)
Net cash used in investing activities	(96,000)	(250,000)
Net cash provided by financing activities	559,046	697,500
Effect of foreign currency exchange	571	(449)
(Decrease) increase in cash and cash equivalents	$(26,731)	$43,362

Net cash used in operating activities during the six months ended December 31, 2017 was fairly consistent compared to the six months ended December 31, 2016. The cash used in investing activities is due to the investments and advances to WhiteTop. The decrease in cash provided by financing activities is due decreased issuances of convertible debentures.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Our principal sources of funds have been from sales of our common stock and the issuance of convertible debentures. Not including funds needed to pay down any convertible debt, we anticipate that we will need to raise an additional $1 million to cover all of our operational expenses through the balance of this fiscal year ended June 30, 2018. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended December 31, 2017 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2017.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, Alexander Walsh, who is our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of Alexander Walsh serving as our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of December 31, 2017, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of December 31, 2017, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Allegations

The allegations made in our complaint include, but are not limited to, the following:

º The defendants misrepresented the financial condition of PetroChase, and that the $250,000 would be sufficient to complete the wells;
º The defendants knew at all relevant times that they would not be able to perform under the letter agreement, and misrepresented their ability to perform;
º The defendants misrepresented and mislead BBE regarding their rights to drill the wells on the subject property;
º On January 24, 2017, BBE sent a dispute notice to Stephen R. Moore and PetroChase and demanded the return of the $250,000 investment, which funds have not been returned;
º On February 7, 2017 BBE served Stephen R. Moore and PetroChase a demand for arbitration. The defendants have failed to respond to the demand for arbitration; and
º The defendants, either directly, or acting in concert with each other, committed breach of contract, constructive fraud, and patterns of unlawful activity, in soliciting, and absconding with, the $250,000 investment from BBE.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2017 through the date of this report, we made the following issuances of securities which were not registered under the Securities Act:

Date	Number of Common Shares	Deemed Price Per Share
7/6/2017	150,000	$0.070
7/12/2017	150,000	$0.070
7/13/2017	150,000	$0.070
7/18/2017	300,000	$0.070
7/24/2017	300,000	$0.070
7/26/2017	300,000	$0.070
7/28/2017	300,000	$0.060
7/31/2017	58,333	$0.060
8/2/2017	300,000	$0.060
8/7/2017	300,000	$0.060
8/7/2017	300,000	$0.060
8/11/2017	300,000	$0.060
8/16/2017	300,000	$0.090
8/23/2017	300,000	$0.075
8/25/2017	300,000	$0.075
9/7/2017	300,000	$0.060
9/20/2017	300,000	$0.060
10/2/2017	600,000	$0.060
10/11/2017	468,394	$0.060
10/18/2017	258,408	$0.060
10/24/2017	528,082	$0.060
10/30/2017	752,414	$0.045
11/14/2017	275,000	$0.075
11/21/2017	669,684	$0.045
11/29/217	517,630	$0.045
12/8/2017	441,409	$0.045
12/28/2017	1,105,443	$0.044
12/28/2017	1,000,000	$0.045

We completed the above described issuances of common shares in reliance on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation dated May 31, 2006 (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.2	Bylaws dated June 6, 2006 (incorporated by reference to our Registration Statement on Form SB-2 filed on September 20, 2006)
3.3	Articles of Amendment dated May 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2009)
3.4	Certificate of Amendment dated April 8, 2009 (incorporated by reference to our Current Report on Form 8- K/A filed on April 23, 2009)
3.5	Articles of Merger dated November 17, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2010)
3.6	Certificate of Amendment dated October 17, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on December 2, 2014)
3.7	Articles of Incorporation of Alta Disposal Morinville Ltd. dated June 5, 2013 (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.8

Certificate of Amendment of Alta Disposal Morinville Ltd. with October 18, 2013 (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)

3.9	Bylaws of Alta Disposal Morinville Ltd. dated June 5, 2013 (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.10	Certificate of Incorporation of 1617437 Alberta Ltd. dated July 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.11	Articles of Amendment of Alta Disposal Ltd. dated October 2, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.12	Bylaws of Alta Disposal Ltd. dated July 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.13	Certificate of Amendment filed September 9, 2015 (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed on September 15, 2015)
3.14	Certificate of Change dated November 11, 2017 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2017)
3.15*	Certificate of Correction dated February 3, 2018
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
4.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed July 15, 2015)
4.3	Certificate of Designation of Series C Preferred Stock (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed August 24, 2017)

(10)	Material Contracts
10.1	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)
10.2	Amendment and Settlement Agreement dated January 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
10.3	Form of Common Stock Purchase Warrant between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.4	Form of Common Stock Purchase Warrant between our company and Union Capital, LLC dated March 5, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.5	Form of Common Stock Purchase Warrant between our company and Adar Bays, LLC dated March 4, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.6	Form of Common Stock Purchase Warrant between our company and 514742 B.C. Ltd. dated March 3, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.7	Securities Purchase Agreement dated as of March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014) September 7, 2016)
10.8	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.9	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8- K filed on August 6, 2014)
10.10	Form of Stock Grant Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.11	Securities Purchase Agreement dated July 22, 2014 between our company and JDF Capital Inc. Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.12	Convertible Promissory Note dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.13	Common Stock Purchase Warrant dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.14	Debt Settlement Agreement with Alexander R. Walsh dated December 23, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 23, 2015)
10.15	Form of Convertible Promissory Note between our company and River North Equity LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 23, 2015)
10.16	Loan Agreement dated April 15, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.17	Purchase Agreement dated November 6, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.18	Convertible Promissory Note dated November 6, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.19	Securities Purchase Agreement dated December 1, 2015 with VES Investment Trust (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.20	Convertible Promissory Note dated December 1, 2015 with VES Investment Trust. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.21	Securities Purchase Agreement dated December 1, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.22	Convertible Promissory Note dated December 1, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.23	Securities Purchase Agreement dated December 3, 2015 with LG Capital Funding, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.24	Convertible Redeemable Note dated December 3, 2015 with LG Capital Funding, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.25	Securities Purchase Agreement dated January 27, 2016 with VES Investment Trust. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)
10.26	Convertible Promissory Note dated December 1, 2015 with VES Investment Trust. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)
10.27	Securities Purchase Agreement dated January 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)
10.28	Convertible Promissory Note dated January 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)
10.29	Securities Purchase Agreement dated March 1, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)
10.30	Convertible Promissory Note dated March 1, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)
10.31

Partial replacement note issued to APG Capital Holdings, LLC, originally issued on July 22, 2014, dated March 28, 2016 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 7, 2016)

10.32

Partial replacement note issued to Toledo Advisors, LLC dated April 19, 2016, originally issued on July 22, 2014, dated on April 19, 2016 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 7, 2016)

10.33	Securities Purchase Agreement dated February 1, 2016 with Vigere Capital LP (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 7, 2016)
10.34	Form of Convertible Promissory Note dated March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.35	Form of Common Stock Purchase Warrant dated March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.36	Employment Agreement with Alexander Walsh dated January 12, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2014)
10.37	Letter Agreement dated September 9, 2016, between Black Box Energy, Inc. and PetroChase Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.38	Lease Agreement dated May 25, 2016 with Lakeshore Investment Group II, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.39	Exchange Agreement dated September 19, 2016 ($550,000) with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.40	Convertible Redeemable Note ($550,000) dated September 19, 2016 with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.41	Exchange Agreement dated September 19, 2016 ($708,000) with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).

10.42	Convertible Redeemable Note ($708,000) dated September 19, 2016 with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.43	Exchange Agreement dated September 19, 2016 ($140,000) with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.44	Convertible Redeemable Note ($140,000) dated September 19, 2016 with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.45

Agreement for Purchase of Debt dated September 2, 2016 (executed September 7, 2016) with Concord Holding Group, LLC and APG Capital Holdings, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)

10.46	Convertible Promissory Note dated September 7, 2016 ($53,919.68) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.47	Securities Purchase Agreement dated September 2, 2016 with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.48	Convertible Promissory Note dated September 7, 2016 ($116,000) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.49	Securities Purchase Agreement dated September 15, 2016 with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.50	Convertible Promissory Note dated September 15, 2016 ($257,778) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.51	Securities Purchase Agreement dated September 8, 2016 with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.52	Convertible Promissory Note dated September 8, 2016 ($27,777) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.53

Agreement for Purchase of Debt dated September 2, 2016 with Concord Holding Group, LLC and APG Capital Holdings, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)

10.54	Convertible Promissory Note dated September 9, 2016 ($64,000) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.55	Securities Purchase Agreement dated August 12, 2016, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.56	Convertible Promissory Note dated August 12, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.57	Securities Purchase Agreement dated September 27, 2016 with JDF Capital Inc (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.58	Convertible Promissory Note dated September 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.59	Securities Purchase Agreement dated October 10, 2016 with JDF Capital Inc (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.60	Convertible Redeemable Note dated October 10, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017).
10.61	Convertible Secured Redeemable Note dated October 19, 2016 with VES Investment Trust (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)
10.62	Securities Purchase Agreement dated October 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)

10.63	Securities Purchase Agreement dated October 31, 2016 with Concord Holding Group, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)
10.64	Convertible Promissory Note dated October 31, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.65	Securities Purchase Agreement dated November 14, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.66	Convertible Promissory Note dated November 14, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.67	Securities Purchase Agreement dated November 22, 2016 with JDF Capital Inc, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.68	Convertible Promissory Note dated November 22, 2016 with JDF Capital Inc, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.69	Securities Purchase Agreement dated November 30, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.70	Convertible Promissory Note dated November 30, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.71	Securities Purchase Agreement dated December 23, 2016 with JDF Capital Inc (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.72	Convertible Promissory Note dated December 23, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.73	Securities Purchase Agreement dated January 17, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.74	Convertible Promissory Note dated January 17, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.75	Securities Purchase Agreement dated January 25, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.76	Convertible Promissory Note dated January 25, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.77	Securities Purchase Agreement dated January 26, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.78	Convertible Promissory Note dated January 26, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.79	Securities Purchase Agreement dated January 27, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.80	Convertible Promissory Note dated January 27, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.81	Securities Purchase Agreement dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.82	Convertible Promissory Note dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.83	Securities Purchase Agreement dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)

10.84	Convertible Promissory Note dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.85	Securities Purchase Agreement dated March 1, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.86	Convertible Promissory Note dated March 1, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.87	Securities Purchase Agreement dated March 1, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.88	Convertible Promissory Note dated March 1, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.89	Securities Purchase Agreement dated March 13, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.90	Convertible Promissory Note dated March 13, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.91	Securities Purchase Agreement dated March 20, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.92	Convertible Promissory Note dated March 20, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.93	Convertible Promissory Note dated March 28, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.94	Securities Purchase Agreement dated March 28, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.95	Convertible Promissory Note dated December 29, 2016 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.96	Securities Purchase Agreement dated December 29, 2016 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.97	Securities Purchase Agreement dated April 4, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.98	Convertible Promissory Note dated April 4, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.99	Securities Purchase Agreement dated May 2, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.100	Convertible Promissory Note dated May 2, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.101	Securities Purchase Agreement dated May 5, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.102	Convertible Promissory Note dated May 5, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.103	Securities Purchase Agreement dated May 15, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)

10.104	Collateralized Secured Promissory Note dated May 15th, 2017 with Concord Holding Group. LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.105	Backend Note dated May 15, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.106	Convertible Redeemable Note dated May 17, 2017 with JDF Capital, Inc (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.107	Backend Note dated May 17, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.108	Backend Note dated May 17, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.109	Joint Development and Option Agreement dated April 13, 2017 with Black Box Energy (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.110	Securities Purchase Agreement dated June 8, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.111	Convertible Promissory Note dated June 8, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.112	Securities Purchase Agreement dated June 8, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.113	Backend Note dated June 8, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.114	Collateralized Secured Promissory Note dated June 8, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.115	Convertible Promissory Note dated June 8, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.116	Convertible Promissory Note dated March 3, 2014 with JDF Capital, Inc. (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.117	Convertible Promissory Note dated September 9, 2015 with JDF Capital, Inc. (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.118	Debt Settlement and Subscription Agreement dated August 3, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 8-K filed on August 24, 2017)
10.119	Securities Purchase Agreement dated May 12, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.120	Convertible Promissory Note dated May 12, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.121	Debt Purchase Agreement dated June 28, 2017 with JDF Capital Inc and Blue Citi LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.122	Securities Purchase Agreement dated July 3, 2017 with Blue Citi, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.123	Convertible Promissory Note dated July 3, 2017 with Blue Citi, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.124	Securities Purchase Agreement dated July 26, 2017 with Blue Citi, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.125	Convertible Promissory Note dated July 26, 2017 with Blue Citi, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)

10.126	Consolidated Debt Purchase Agreement dated July 30, 2017 with Blue Citi, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.127	Debt Settlement and Subscription Agreement dated August 3, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.128	Securities Purchase Agreement dated August 4, 2017 with Blue Citi, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.129	Convertible Promissory Note dated August 4, 2017 with Blue Citi, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.130	Common Stock Purchase Warrant dated August 11, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.131	Common Stock Purchase Warrant dated August 11, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.132	Common Stock Purchase Warrant dated August 11, 2017 with Blue Citi LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.133	Common Stock Purchase Warrant dated August 11, 2017 with Blue Citi LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.134	Debt Settlement Agreement dated August 11, 2017 with Blue Citi LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.135	Debt Settlement Agreement dated August 11, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.136	Amendment to Debt Settlement Agreement dated August 11, 2017 with Blue Citi LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.137	Amendment to Debt Settlement Agreement dated August 11, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.138	Convertible Promissory Note dated September 5, 2017 with BlueCiti, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.139	Patent Option and Purchase Agreement with Enbloc Cell LLC dated October 12, 2017 (incorporated by reference to our Form 8-K filed on November 22, 2017)
10.140*	Bridge Loan Agreement dated November 13, 2017 with Concord Holding Group, LLC
10.141*	Bridge Loan Agreement dated December 1, 2017 with Concord Holding Group, LLC
10.142*	Bridge Loan Agreement dated December 14, 2017 with Concord Holding Group, LLC
10.143*	Stock Purchase Agreement dated October 9, 2017 with Maxwell Mercantile Inc
10.144*	Convertible Promissory Note dated June 8, 2017 with Concord Holding Group, LLC
10.145*	Loan Agreement dated November 29, 2017 with Blue Sky Petroleum Inc
10.146*	Debt Settlement Agreement dated January 11, 2018 with an individual
10.147*	Convertible Promissory Note dated January 28, 2018 with JDF Capital Inc
10.148*	Purchase Agreement dated January 29, 2018 with JDF Capital Inc
10.149*	Subscription Agreement dated October 1, 2011 with First Reef Energy Inc.
(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

LITHIUM EXPLORATION GROUP, INC.

Date: March 2, 2018	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)