Form 10-Q
period 2018-03-31
Lithium Exploration Group, Inc.
filed 2018-05-21
CIK 1375576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to _____________
.

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
Yes [  ]     No [X]

As of May @@, 2018, there were @@ shares of the registrant’s common stock outstanding.

LITHIUM EXPLORATION GROUP, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$51,248	$33,136
Prepaid expenses	1,100	1,100
Current assets held for sale (Note 11)	19,840	19,852
Total current assets	72,188	54,088

Advances to WhiteTop (Note 5)	879,620	783,620

Total Assets	$951,808	$837,708

LIABILITIES AND DEFICIT

Current
Accounts payable and accrued liabilities	$104,929	$90,864
Derivative liability – convertible promissory notes (Note 7)	1,741,933	3,386,251
Derivative liability – warrants (Note 7)	270,885	338,873
Due to related party (Note 8)	115,000	115,000
Short-term notes payable	15,000	-
Convertible promissory notes - net of unamortized debt discount (Note 7)	3,329,219	2,841,109
Accrued interest – convertible promissory notes (Note 7)	397,605	210,202
Current liabilities held for sale (Note 11)	6,481	6,429

Total Current Liabilities	5,981,052	6,988,728

Long-term convertible promissory notes	46,083	-

Commitments and contingencies

DEFICIT
Lithium Explorations Group, Inc. Stockholders’ Deficit
Capital stock (Note 3)
Authorized:
500,000 preferred shares, $0.001 par value 50,000,000 common shares, $0.001 par value
Issued and outstanding:
350,000 Series C preferred shares (June 30, 2017 – Nil)	350	-
39,378,325 common shares (June 30, 2017 – 13,245,760)	39,378	13,246
Additional paid-in capital	54,811,810	51,905,254
Accumulated other comprehensive loss	(33,757)	(33,890)
Accumulated deficit	(59,540,956)	(57,683,563)
Total Lithium Exploration Group, Inc. Stockholders’ Deficit	(4,723,175)	(5,798,953)
Non-Controlling Interest	(352,152)	(352,067)
Total Deficit	(5,075,327)	(6,151,020)

Total Liabilities and Deficit	$951,808	$837,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended		Nine Months
	March 31	March 31	March 31		March 31
	2018	2017	2018		2017

Revenue	$-	$-	$-	$

Operating Expenses:
Mining expenses	-	50,160	25,000		87,792
Selling, general and administrative	153,517	311,970	604,810		754,436
Total operating expenses	153,517	362,130	629,810		842,228
Loss from operations	(153,517)	(362,130)	(629,810)		(842,228)

Other income (expenses)
Interest expense (Note 6)	(241,628)	(2,067,330)	(913,427)		(2,463,008)
Gain (loss) on change in the fair value of derivative liability (Note 7)	1,057,775	(90,017)	1,746,809		68,275
Amortization of debt discount	(537,659)	(597,871)	(2,022,488)		(1,144,229)
Loss on settlement of warrants	-	(42,944)	-		(42,944)
Other income	-	-	70,472
Gain (loss) on extinguishment of liability	-	12,400	(108,860)		(1,527,301)
	278,488	(2,785,762)	(1,227,494)		(5,109,207)

Income (loss) before income taxes	124,971	(3,147,892)	(1,857,304)		(5,951,435)
Provision for income taxes (Note 4)	-	-	-
Net income (loss) from continuing operations	124,971	(3,147,892)	(1,857,304)		(5,951,435)

Loss from discontinued operations	(79)	(61)	(174)		(141)
Net income (loss)	124,892	(3,147,953)	(1,857,478)		(5,951,576)

Less: Net loss attributable to the non-controlling interest	(38)	(30)	(85)		(69)

Net income (loss) attributable to Lithium Exploration Group, Inc. common shareholder	$124,930	$(3,147,923)	$(1,857,393)		$(5,951,507)

Basic Loss per Common Share from continuing operations	$0.01	$(0.70)	$(0.06)		$(2.75)
Diluted Net Income per Common Share from continuing operations	$0.00	(0.70)	$(0.06)		$(2.75)
Basic and Diluted Loss per Common Share from discontinued operations	$(0.00)	$(0.00)	$(0.00)		$(0.00)
Basic Weighted Average Number of Common Shares Outstanding	22,791,792	4,491,068	32,257,687		2,163,073
Diluted Weighted Average Number of Common Shares Outstanding	172,946,091	4,491,068	32,257,687		2,163,073
Comprehensive loss:
Net income (loss)	$124,892	$(3,147,953)	$(1,857,478)		$(5,951,576)
Foreign currency translation adjustment	(438)	196	133		(253)
Comprehensive income (loss):	124,454	(3,147,757)	(1,857,345)		(5,951,829)
Comprehensive loss attributable to non-controlling interest	(85)	(30)	(85)		(69)
Comprehensive income (loss) attributable to Lithium Exploration Group, Inc. common shareholders	$124,539	$(3,147,727)	$(1,857,260)		$(5,951,760)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Shares	Amount	Common Shares	Amount $	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Stockholders’ (Deficit)

Balance – June 30, 2016	-	$-	598,864	$599	$48,717,947	$(33,731)	$(50,806,439)	$(351,976)	$(2,473,600.00)

Common shares issued for debt conversion and interest	-	-	11,696,896	11,697	1,255,122				1,266,819
Derivative liability transferred to paid in capital on conversion of note					1,818,596				1,818,596
Common shares issued for exercise of warrants			950,000	950	113,589				114,539
Foreign exchange translation	-	-				(159)			(159)
Net loss for the period	-	-					(6,877,124)	(91)	(6,877,215)

Balance – June 30, 2017	-	$-	13,245,760	$13,246	$51,905,254	$(33,890)	$(57,683,563)	$(352,067)	$(6,151,020)

Common shares issued for debt conversion and interest	-	-	26,074,205	26,074	1,027,548				1,053,622
Common shares issued for accounts payable			58,333	58	8,108				8,166
Preferred shares issued for settlement of debt and accrued interest	350,000	350			756,997				757,347
Derivative liability transferred to paid in capital on conversion of note					1,113,903				1,113,903
Foreign exchange translation	-	-				133			133
Net loss for the period	-	-					(1,857,393)	(85)	(1,857,478)
Rounding related to reverse stock split			27						-
Balance – March 31, 2018	350,000	$350	39,378,325	$39,378	$54,811,810	$(33,757)	$(59,540,956)	$(352,152)	$(5,075,327)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31	March 31
	2018	2017

Cash Flows from Operating Activities
Net loss from continuing operations	$(1,857,304)	$(5,951,435)
Loss from discontinued operations	(174)	(141)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash Interest expense	525,665	2,229,270
Common shares issued for interest	-	75,633
Loss on settlement of debt	-	42,944
Gain on change in the fair value of derivative liability	(1,746,809)	(68,275)
Amortization of debt discount	2,022,488	1,144,229
Loss on extinguishment of debt and derivative liabilities	108,860	1,527,301
Expenses incurred by convertible note holder	11,000	-
Changes in operating assets and liabilities:
Prepaid expenses	-	1,688
Accrued interest	295,752	148,741
Accounts payable and accrued liabilities	22,391	(52,164)
Net cash used in operating activities from continuing operations	(618,131)	(902,209)
Net cash provided by (used in) operating activities from discontinued operations	64	375
Net cash used in operating activities	(618,067)	(901,834)

Cash Flows from Investing Activities
Investment in PetroChase, Inc.	-	(250,000)
Advances to WhiteTop	(96,000)	-
Net cash used in investing activities	(96,000)	(250,000)

Cash Flows from Financing Activities
Proceed from issuance of convertible promissory notes, net	753,000	1,323,100
Repayment of convertible promissory notes	(35,954)	-
Proceed from issuance of short-term notes payable	105,000	-
Repayment of short-term notes payable	(90,000)	-
Net cash provided by financing activities	732,046	1,323,100

Effect of foreign currency exchange	133	(253)

Increase (decrease) in cash and cash equivalents	18,112	171,013
Cash and cash equivalents - beginning of period	33,136	25,208
Cash and cash equivalents - end of period	$51,248	$196,221

Supplementary disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplementary non- cash Investing and Financing Activities:
Non-cash investing and financing activities:
Common stock issued for debt conversion and accrued interest	$1,053,622	$688,996
Common stock issued for accounts payable	$8,166	$-
Preferred stock issued for debt settlement	$757,347	$-
Derivative liability re-classed to additional paid in capital	$1,113,903	$1,471,967
Debt discount on issuance of convertible note and warrants	$656,785	$2,218,019
Initial derivative liability on note and warrant issuance	$1,148,235	$4,447,289
Interest reclassed to convertible note	$-	$158,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018

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

These interim financial statements as of and for the three and nine months ended March 31, 2018 and 2017 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ended June 30, 2018 or for any future period. All references to March 31, 2018 and 2017 in these footnotes are unaudited.

Principal of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Alta Disposal and its 51% owned subsidiary ADM. Intercompany accounts and transactions have been eliminated in consolidation in conformity with the applicable accounting framework. No transactions occurred within Black Box Energy for the nine months ended March 31, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $51,248 and $33,136 in cash and cash equivalents at March 31, 2018 and June 30, 2017, respectively.

Concentration of Risk

The Company maintains cash balances at a financial institution which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for banks located in the US. As of March 31, 2018 and June 30, 2017, the Company had no deposits in excess of federally insured limits in its US bank. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

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

Non-controlling Interest

The 49% third party ownership of Alta Disposal Morinville Ltd. (formerly Blue Tap Resources Ltd.) at March 31, 2018 and June 30, 2017 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the three and nine months ended March 31, 2018 and 2017 and are reflected in the unaudited condensed consolidated statement of deficit.

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

Except for the three months ended March 31, 2018, Potentially dilutive securities are not presented in the computation of EPS since their effects are anti-dilutive. The total number of potential number of dilutive shares is 150,154,299 as of March 31, 2018.

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

The relevant translation rates are as follows:

	Nine months ended March 31,
	2018	2017
Closing rate CDN$ to US$ as of March 31,	$0.776	$0.752
Average rate CDN$ to US $ for the period March 31,	0.792	0.757

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As of March 31, 2018 and 2017, the Company had no material items of other comprehensive income except for the foreign currency translation adjustment.

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

During the three and nine months ended March 31, 2018 and 2017, the Company had no revenue under continuing operation.

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

The Company also follows the provisions of ASC 740-10 related to accounting for uncertain income tax positions. When tax returns are filed, some positions taken may be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. As of March 31, 2018 and June 30, 2017, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.

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

Preferred Stock Issuance

During the nine months ended March 31, 2018, the Company issued 350,000 Series C Preferred Shares for settlement of convertible promissory notes and accrued interest, valued at $757,347.

Common Stock Issuance

During the nine months ended March 31, 2018, the Company issued 26,074,205 common shares at deemed prices ranging from $0.012 to $0.090 per share upon conversion of the convertible promissory notes and accrued interest, valued at $1,053,053.

On July 31, 2017, the Company issued 58,333 common shares in payment for past legal services at a deemed value of $8,166.

In January 2018, the Company issued 10,305 round up shares to existing shareholders as a result of the Company’s reverse split that was effective in December 2017.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from May 31, 2006 (date of inception) through March 31, 2018 of approximately $16 million will begin to expire in 2026. Accordingly, deferred tax assets were offset by the valuation allowance that increased by approximately $198,891 and $1,000,333 during the nine months ended March 31, 2018 and 2017 respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2018. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. The tax years for June 30, 2017, 2016, 2015, 2014, and 2013 are still open for examination by the Internal Revenue Service (IRS).

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21% and requires the Company to re-measure certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The Company adopted the new rate as it relates to the calculations of deferred tax amounts as of January 1, 2018.

NOTE 5 – DEPOSITS, ADVANCES AND OTHER ASSETS

Joint Development and Option Agreement with White Top

On April 13, 2017, the Company’s wholly-owned subsidiary, BBE, entered into a Joint Development and Option Agreement with White Top Oil & Gas, LLC (“White Top”), a Louisiana limited liability company (the “White Top Agreement”), under which White Top is the designee to a funding agreement to finance and participate in the completion of certain oil and gas development, exploration and operating activities on certain lands located in Sulphur, Louisiana. Under the terms of the White Top Agreement, BBE has advanced $879,620 as of March 31, 2018 ($783,620 as of June 30, 2017) to White Top as consideration, which is reflected as Advances to White Top on the Company’s balance sheet (see Note 10).

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

NOTE 6 – SHORT-TERM NOTES PAYABLE

In November and December of 2017, the Company entered into four Bridge Loan Agreements totaling $105,000. The notes accrue annual interest at 10% and mature in 30 to 120 days. The Company repaid a total of $90,000 of these notes during the three months ended March 31, 2018, leaving a remaining balance due of $15,000, plus accrued interest of $503 as of March 31, 2018. The Company recorded interest expenses of $3,481 on these loans during the nine months ended March 31, 2018.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Summary of convertible promissory notes at March 31, 2018 is as follows:

			Accretion			Transfer
			of
	June 30,	Principal	Issuance	Total		(Loan	March 31,
						Extingui
	2017	Issued	Cost	Converted	Repaid	shed)	2018

February 13, 2013	$10,954	$-	$-	$-	$(10,954)	$-	$-

July 22, 2014	7,222	-	-	-	-	-	7,222

February 6, 2015	7,150	-	-	(57,836)	(25,000)	117,846	42,160

September 9, 2015	30,000	-	-	-	-	-	30,000

August 12, 2016	45,712	-	1,037	-	-	-	46,749

September 8, 2016	27,201	-	577	-	-	-	27,778

September 9, 2016	139,810	-	5,316	(145,126)	-	-	(0)

September 9, 2016	20,925	-	-	-	-	-	20,925

September 15, 2016			4,719				4,719

September 19, 2016	1,165,000	-	-	(55,500)	-	(708,000)	401,500

September 27, 2016	121,655	-	4,358	-	-	-	126,013

October 10, 2016	99,740	-	2,628	-	-	-	102,368

October 27, 2016	45,365	-	3,036	-	-	-	48,401

October 31, 2016	157,594	-	5,740	-	-	-	163,334

November 14, 2016	28,569	-	2,542	-	-	-	31,111

November 22, 2016	27,693	-	2,006	-	-	-	29,699

November 30, 2016	94,215	-	5,785	-	-	10,000	110,000

December 23, 2016	41,221	-	3,878	-	-	-	45,099

December 29, 2016	86,432	-	4,679	(91,111)	-	-	(0)

January 17, 2017	46,179	-	4,971	-	-	-	51,150

January 25, 2017	112,735	-	19,488	(132,223)	-	-	(0)

January 26, 2017	80,707	-	19,127	(105,741)	-	5,907	0

January 27, 2017	106,680	-	9,919	-	-	-	116,599

February 3, 2017	73,223	-	7,627	-	-	-	80,850

March 1, 2017	331,754	-	32,512	-	-	18,305	382,571

March 13, 2017	78,074	-	7,726	(85,800)	-	-	0

March 20, 2017	77,870	-	7,929		-	-	85,799

March 28, 2017	128,167		13,511	(141,678)	-	-	-

April 4, 2017	127,958	-	13,089	-	-	-	141,047

May 2, 2017	25,763	-	2,643	-	-	-	28,406

May 5, 2017	25,755	-	2,845	(28,600)	-	-	(0)

May 15, 2017	308,729	-	31,717	-	-	-	340,446

May 17, 2017	309,655	-	32,582	-	-	-	342,237

June 8, 2017	76,985	-	7,929	-	-	-	84,914

June 8, 2017	76,985	-	7,929	-	-	-	84,914

June 30, 2017	100,063	-	10,393	-	-	-	110,456

July 3, 2017	-	100,000	10,000	(110,000)	-	-	(0)

July 14, 2017	-	15,000	1,621	-	-	-	16,621

July 26, 2017	-	15,000	1,617		-	-	16,617

July 26, 2017	-	30,000	3,000	(33,000)	-	-	(0)

August 4, 2017	-	30,000	2,218	(17,000)	-	-	15,218

August 4, 2017	-	30,000	3,226	-	-	-	33,226

September 5, 2017	-	30,000	2,218	-	-	-	32,218

September 7, 2017	-	55,000	5,870	-	-	-	60,870

September 28, 2017	-	50,000	5,239	-	-	-	55,239

October 4, 2017	-	35,000	2,355	-	-	-	37,355

October 24, 2017	-	35,000	2,679	-	-	-	37,679

November 1, 2017	-	30,000	2,365	-	-	-	32,365

November 9, 2017	-	10,000	755	-	-	-	10,755

December 15, 2017	-	3,000	219	-	-	-	3,219

December 15, 2017	-	8,000	486	-	-	-	8,486

January 12, 2018		25,000	601	-	-	-	25,601

January 29, 2018		50,000	1,621	-	-	-	51,621

February 28, 2018		50,000	1,415	-	-	-	51,415

March 22, 2018		20,000	481	-	-	-	20,481

March 29, 2018		143,000	3,408	-	-	-	146,408

	$4,243,740	$764,000	$329,631	$(1,003,615)	$(35,954)	$(555,942)	$3,741,861

Less: Unamortized debt discount	$(1,402,631)	-	-	-	-	-	(366,559)

Total note payable, net of debt discount	$2,841,109	-	-	-	-	-	$3,375,302

Current portion	$2,841,109	-	-	-	-	-	$3,329,219

Long term portion	$-	-	-	-	-	-	$46,083

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

On October 24, 2017, the Company issued a $40,040 Convertible Promissory Note with an issuance discount of $5,040 that matures on June 8, 2018. The notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

On November 1, 2017, the Company issued a $34,320 Convertible Promissory Note with an issuance discount of $4,320 that matures on June 8, 2018. The notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

On November 9, 2017, the Company issued a $11,440 Convertible Promissory Note with an issuance discount of $1,440 that matures on June 8, 2018. The note bears 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

On December 15, 2017, the Company issued a $3,432 Convertible Promissory Note with an issuance discount of $432 that matures on June 8, 2018. The note bears 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

On December 15, 2017, the Company issued a $9,152 Convertible Promissory Note with an issuance discount of $1,152 that matures on June 8, 2018. The note bears 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

On January 12, 2018, the Company issued a $27,500 Convertible Promissory Note with an issuance discount of $2,500 that matures on January 12, 2019. The note bears 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $41,226 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	237.37%
Risk free rate:	2.09%

The initial fair values of the embedded debt derivative $22,168 was allocated as a debt discount with the remaining $19,058 charged to current period operations as interest expense.

On January 29, 2018, the Company issued a $57,750 Convertible Promissory Note with an issuance discount of $2,500 that matures on January 12, 2019. The note bears 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $61,548 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	237.37%
Risk free rate:	2.09%

The initial fair values of the embedded debt derivative $19,250 was allocated as a debt discount with the remaining $42,298 charged to current period operations as interest expense.

On February 28, 2018, the Company issued a $57,750 Convertible Promissory Note with an issuance discount of $2,500 that matures on January 12, 2019. The note bears 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $83,284 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	237.37%
Risk free rate:	2.09%

The initial fair values of the embedded debt derivative $43,123 was allocated as a debt discount with the remaining $40,161 charged to current period operations as interest expense.

On March 22, 2018, the Company issued a $22,000 Convertible Promissory Note with an issuance discount of $2,500 that matures on January 12, 2019. The note bears 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $30,361 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	237.37%
Risk free rate:	2.09%

The initial fair values of the embedded debt derivative $14,897 was allocated as a debt discount with the remaining $15,464 charged to current period operations as interest expense.

On March 29, 2018, the Company issued a $163,592 Convertible Promissory Note with an issuance discount of $2,500 that matures on January 12, 2019. The note bears 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

The Company identified embedded derivatives related to the Convertible Promissory Notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $58,238 of the embedded derivative, subject to the conversion limitation of beneficially owning not more than 9.99% shares together with the affiliates. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	237.37%
Risk free rate:	2.09%

The initial fair values of the embedded debt derivative $58,238 was allocated as a debt discount with $0 charged to current period operations as interest expense.

The modification of the Notes was evaluated under FASB Accounting Standards Codification (“ASC”) Topic No. 470-50-40, “Debt Modification and Extinguishments”. Therefore, according to the guidance, the instruments were determined to be substantially different, and the transaction qualified for extinguishment accounting. During the nine months ended March 31, 2018 and 2017, $108,860 and $1,527,301, respectively, was recorded as loss on extinguishment of debt due to settlement agreement with note holders. The $1,527,301 consists of net increase in principal of convertible promissory notes of $1,417,101 (net of extinguished interests of $158,778), increase in principal of non-convertible promissory notes of $520,000, extinguished derivative liabilities for debt and warrants with fair values on date of conversion was $298,728 and $111,072 respectively.

On June 28, 2017, the Company entered into a Note and Warrant Repayment and Repurchase Agreement whereby the Company agreed to repurchase 1,011 warrants and settle an outstanding convertible note payable from the holder totaling $21,908 for two payments to the holder of $100,000 each. The first $100,000 payment was made on June 30, 2017 resulting in the repurchase of 506 warrants and a $10,954 reduction of the note. The portion of the payment allocated to the warrant repurchase ($89,046) was recorded as a loss on settlement and is included in interest expense for the year ended June 28, 2017. The second and final $100,000 payment was made to the holder on July 3, 2017, resulting in the repurchase of the remaining 505 warrants and settlement of the remaining balance of the note of $10,954. The portion of the payment allocated to the warrant repurchase ($89,046) was recorded as a loss on settlement and is included in interest expense for the nine months ended March 31, 2018.

During the nine months ended March 31, 2018, the Company became in default on three convertible notes, resulting in an increase in principal of $34,213 under the terms of the notes which allow for a 10% increase in principal if the notes are not paid by their maturity dates.

During the nine months ended March 31, 2018 and 2017 the Company amortized the debt discount on all the notes of $2,022,488 and $1,144,229, respectively to operations as expense including $329,631 and $100,270, respectively, for accretion expenses. During the three months ended March 31, 2018 and 2017 the Company amortized the debt discount on all the notes of $537,659 and $597,871, respectively to operations as expense including $90,398 and $67,219, respectively, for accretion expenses.

Derivative Liability - Debt

The fair value of the described embedded derivative on all debt was valued at $1,737,591 and $3,386,252 at March 31, 2018 and June 30, 2017, respectively, which was determined using the Black Scholes Model with the following assumptions:

	March 31, 2018	June 30, 2017
Dividend yield:	0%	0%
Volatility	232.30 – 258.62%	247.5 – 284.4%
Risk free rate:	1.03 – 2.09%	1.03 – 1.89%

The Company recorded change in fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain of $1,621,739 and 68,275 for the nine months ended March 31, 2018 and 2017, respectively. The Company recorded change in fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain (loss) of $932,705 and $(90,017) for the three months ended March 31, 2018 and 2017, respectively

During the nine months ended March 31, 2018 and the year ended June 30, 2017 the Company issued 26,074,205 and 11,696,896 shares of the Company’s common stock in settlement of $626,220 and $1,266,819, respectively, of convertible note and interest.

During the nine months period ended March 31, 2018 and the year ended June 30, 2017 the Company reclassed derivative liability of $1,113,903 and $1,818,596, respectively, to additional paid in capital on conversion of convertible note.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2018 and June 30, 2017:

Derivative
Liability (convertible
promissory notes)
Balance, June 30, 2016	$1,162,058
Initial fair value at note issuances	5,290,359
Fair value of liability at note conversion	(1,818,596)
Extinguishment of derivative liability	(298,728)
Mark-to-market at June 30, 2017	(948,842)
Balance, June 30, 2017	$3,386,251
Initial fair value at note issuances	957,564
Fair value of liability at note conversion	(1,113,903)
Extinguishment of derivative liability	-
Mark-to-market at March 31, 2018	(1,487,979)

Balance, March 31, 2018	$1,741,933
Net gain for the period included in earnings relating to the liabilities held at March 31, 2018	$1,487,979

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

During the nine months ended March 31, 2018, a total of 1,371,429 warrants were issued related to amendments of convertible notes. During the nine months ended March 31, 2017 no warrants were issued along with convertible notes.

The fair value of the described embedded derivative on all warrants was valued at $479,059 at March 31, 2018 and $338,873 at June 30, 2017 which was determined using the Black Scholes Model with the following assumptions:

	March 31, 2018	June 30, 2017
Dividend yield:	0%	0%
Volatility	263.85 - 269.45%	247.5%
Risk free rate:	1.31 – 2.20%	1.89%

	Warrants	Weighted	Weighted
	Outstanding	Average	Average
		Exercise	Remaining
		Price	life
Balance, June 30, 2016	135	$20,040	2.79 years
Exercised	(1)	42,480	-
Issued			-
Expired	(3)	56,000	-
Cancelled	(58)	38,160	-
Balance, June 30, 2017	74	$42,752	2.55 years
Exercised	-		-
Issued	1,371,429	0.58	-
Expired	-		-
Cancelled	(3)	42,816	-

Balance, March 31, 2018	1,371,500	$0.74	4.37 years

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2018:

Derivative
Liability (warrants)
Balance, June 30, 2016	$268,611
Fair value of warrant cancelled	(111,073)
Fair value of warrant exercised	(71,595)
Mark-to-market at June 30, 2017 – warrant liability	252,930
Balance, June 30, 2017	$338,873
Initial fair value of warrant derivatives at note issuances	190,842
Fair value of warrant cancelled	-
Fair value of warrant exercised	-
Mark-to-market at March 31, 2018 – warrant liability	(258,830)
Balance, March 31, 2018	$270,885

Net gain for the period included in earnings relating to the liabilities held at March 31, 2018	$258,830

The Company recorded change in fair value of the derivative liability on warrants to market resulting in non-cash, non-operating gain of $258,830 and a loss of $393,704 for the nine months ended March 31, 2018 and 2017, respectively. The Company recorded change in fair value of the derivative liability on warrants to market resulting in non-cash, non-operating gain of $208,174 and a gain of $281,187 for the three months ended March 31, 2018 and 2017, respectively

During the nine months ended March 31, 2018 and year ended June 30, 2017 the Company reclassed the derivative liability on warrants of $0 and $71,595, respectively, to additional paid in capital on exercise of warrants.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three and nine months ended March 31, 2018, the Company incurred consulting fees of $20,000 and $69,000, respectively (March 31, 2017 - $24,000 and $65,000) with a director and officer of one of our subsidiaries out of which there were no stock payments.

As of March 31, 2018, the Company owed a director for a non-interest-bearing demand loan with a balance outstanding of $115,000 (June 30, 2017 - $115,000).

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

NOTE 9– GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2018, the Company had a working capital deficiency of $5,908,864 (June 30, 2017 - $6,934,640) and an accumulated deficit of $59,540,956 (June 30, 2017 - $57,683,563). The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Joint Development and Option Agreement

On April 13, 2017, the Company’s wholly-owned subsidiary, Black Box Energy, Inc. (“BBE”), entered into a Joint Development and Option Agreement with White Top Oil & Gas, LLC (“White Top”), a Louisiana limited liability company (the “White Top Agreement”), under which White Top is the designee to a funding agreement to finance and participate in the completion of certain oil and gas development, exploration and operating activities on certain lands located in Sulphur, Louisiana (the “White Top Field”). Under the terms of the White Top Agreement, BBE has advanced approximately $879,620 as of March 31, 2018 to White Top as consideration to White Top for the option to convert and the right to repayment of payouts for the necessary capital, overrating, technical, and related support costs necessary to further develop the White Top Field. White Top’s rights to repayment of the monies received from BBE shall be limited to funding from certain payouts received under terms agreed by the parties under such joint development project, as mutually agreed.

Purchase Option

On October 12, 2017, the Company entered into a Patent Option and Purchase Agreement whereby the Company paid a non-refundable deposit of $25,000 for a 120-day option to purchase certain intellectual property from a third-party seller for a total of $100,000. The Company elected not to exercise the option. Total payments of $33,333 were including in selling, general and administrative expense for the three and nine months ended March 31, 2018.

Consulting Agreement

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

Operating results for the nine months ended March 31, 2018 and 2017 for Alta Disposal Morinville Ltd. are presented as discontinued operations and the assets and liabilities classified as held for sale are presented separately in the unaudited condensed balance sheet.

A breakdown of the discontinued operations is presented as follow:

Consolidated Statements of Operations and Comprehensive Loss

	Three months ended
	March 31,	March 31,
	2018	2017

Revenue	$-	$-
Selling, general and administrative	(79)	(61)

Loss from discontinued operations	$(79)	$(61)

	Nine months ended
	March 31,	March 31,
	2018	2017

Revenue	$-	$-
Selling, general and administrative	(174)	(141)

Loss from discontinued operations	$(174)	$(141)

Consolidated Balance Sheets	March 31,	June 30,
	2018	2017

Current assets:
Cash and cash equivalents	$954	$1,115
Receivable, net	657	652
Prepaid expenses	1,839	1,824
GST Receivable	16,390	16,260

	$19,840	$19,852
Current liabilities:
Accounts payable	$6,481	$6,429

NOTE 12 – SETTLEMENTS

Debt Settlements and Class C Preferred Shares

Effective August 11, 2017, the Company entered into a Debt Settlement Agreement with each Blue Citi, LLC (“Blue Citi”) and Concord Holding Group, LLC (“Concord”). On August 11, 2017, the Company was indebted to Blue Citi and Concord in the aggregate principal amounts of approximately $2,400,000 and $1,700,000, respectively (exclusive of accrued interest and penalties), pursuant to various convertible promissory notes issued to Blue Citi and Concord between March, 2014 and June, 2017. Pursuant to the Debt Settlement Agreements, each Blue Citi and Concord has agreed to indefinitely forbear from enforcing its rights pursuant to the promissory notes. In consideration, the Company has issued to each Blue Citi and Concord warrants to purchase up to $400,000 in shares of our common stock ($800,000 in the aggregate), with 50% of the warrants exercisable at $0.50 per share, and 50% exercisable at $0.70 per share. The warrants are exercisable until August 11, 2022 and may also be exercised on a cashless basis. In the event that the closing price of the Company’s common stock falls to $0.10 or less for a period of 3 days during the warrant exercise period, the exercise price of the $0.50 per share warrants shall adjust to 300% of the lowest trading price during such 3-day period, and the exercise price of the $0.70 warrants will adjust to 400% of the lowest trading during the 3-day period. As additional consideration for the issuance of securities to Blue Citi and Concord, promissory notes held by them that were convertible into the Company’s common stock at 50% discount to market price will instead be subject to a 25% discount to market price. The fair value of the warrants upon issuance on August 11, 2017 was approximately $190,842 in aggregate. Total amortization expense related to these warrants was $43,723 and $111,405, respectively, for the three and nine months ended March 31, 2018, leaving an unamortized balance of $79,437 as of March 31, 2018.

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

On January 11, 2018, the Company entered into a Debt Settlement Agreement with a notes holder, whereby the Company agreed to pay $25,000, plus $99,996 in common stock, payable in installments through May 1, 2018, to settle a convertible note dated February 6. 2015, resulting in a loss on extinguishment of liability of $108,860 for the nine months ended March 31, 2018. The transaction is considered as debt extinguishment for accounting purposes. The derivative liability associated with the debt totaling $4,696 increased to $143,801 as of December 31, 2017 as a result of this agreement and had a balance of $58,953 as of March 31, 2018.

NOTE 13 – SUBSEQUENT EVENTS

Convertible Secured Redeemable Notes

In April and May 2018, the Company issued an aggregate of $125,520 of Convertible Promissory Notes that mature on March 29, 2019, resulting in cash proceeds totaling $109,720, of which $9,720 was paid direct to a service provider. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at the lesser of $1.00 per share or at a price equal to 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On May 16, 2018, the Company issued a Bridge Loan for cash proceeds of $10,000. The Bridge Loan bears interest at 10% and matures in 60 days.

In April and May 2018, the Company issued 4,912,263 common shares at deemed prices ranging from $0.00981 to $0.01040 per share upon conversion of the convertible promissory notes and accrued interest, valued at $49,845.

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

Pursuant to the letter agreement, we will be entitled to recoup 100% of net revenue derived from the lease until we have recouped 100% of the $280,000 paid in consideration of the working interest. The agreement provides that PetroChase will serve as the operator and drill contractor for the project. The drilling of an initial well on the property was scheduled for fall of 2016. As at the date of this report, we are in dispute with PetroChase regarding its failure to drill a well in accordance with the agreement and have given PetroChase notice of breach of contract. We have therefore indefinitely postponed delivery of the $30,000 management fee until this issue has been resolved.

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

Recent Business Developments and Agreements During the Nine Months Ended March 31, 2018

Convertible Secured Redeemable Notes and Short-term Notes Payable

During the nine months ended March 31, 2018, the Company issued an aggregate of $864,776 in Convertible Promissory Notes that mature on various dates in May through March 2020, resulting in net cash proceeds totaling $753,000. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at the lesser of $1.00 per share or at a price equal to 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

In November and December of 2017, the Company entered into four Bridge Loan Agreements totaling $105,000. The notes accrue annual interest at 10% and mature in 30 to 120 days. The Company repaid a total of $90,000 of these notes during the three months ended March 31, 2018, leaving a remaining balance due of $15,000, plus accrued interest of $503 as of March 31, 2018.

Convertible Note Conversions

During the nine months ended September 30, 2017, the Company issued 26,074,205 common shares at deemed prices ranging from $0.012 to $0.090 per share upon conversion of the convertible promissory notes and accrued interest, valued at $1,053,053.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements in this quarterly report for the three and nine months ended March 31, 2018 and 2017.

Results of operations for the Three Months Ended March 31, 2018

Our operating results for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31,
	2018	2017
Revenue	$-	$-
Operating expenses	(153,517)	(362,130)
Interest expense	(241,628)	(2,067,330)
Gain (loss) on change in the fair value of derivative liability	1,057,775	(90,017
Amortization of debt discount	(537,659)	(597,871)
Loss on settlement of warrants	-	(42,944)
Other income	-	-
Loss on extinguishment of liability	-	12,400
Net (loss) income from continuing operations	$124,971	$(3,147,892)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the three months ended March 31, 2018 are summarized as follows, in comparison to our operating expenses for the three months ended March 31, 2017:

	Three Months Ended March 31,
	2018	2017
Mining expenses	$-	$50,160
Salaries and related expenses	74,373	54,459
Professional fees	60,452	65,210
Legal fees	5,898	95,118
Other general and administrative expenses	12,795	97,183
Total operating expenses	$153,518	$362,130

Operating expenses decreased $208,612 for the three months ended March 31, 2018 to $153,518 for the three months ended March 31, 2018, a decrease of 58%. The primary reason for the change is the decrease of $50,160 in mining expenses as a result of decreased exploration activity during the quarter, along with a decrease of $89,220 in legal fees and $84,388 in other general and administrative expenses.

Results of operations for the Nine Months Ended March 31, 2018

Our operating results for the nine months ended March 31, 2018 and 2017 are summarized as follows:

	Nine Months Ended March 31,
	2018	2017
Revenue	$-	$-
Operating expenses	(629,810)	(480,098)
Interest expense	(913,427)	(395,678)
Gain on change in the fair value of derivative liability	1,746,809	158,292
Amortization of debt discount	(2,022,488)	(546,358)
Loss on settlement of warrants	-
Other income	70,472	-
Loss on extinguishment of liability	(108,860)	(1,539,701)
Net loss from continuing operations	$(1,857,304)	$(2,803,543)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the nine months ended March 31, 2018 are summarized as follows, in comparison to our operating expenses for the nine months ended March 31, 2017:

	Nine Months Ended March 31,
	2018	2017
Mining expenses	$25,000	$87,792
Salaries and related expenses	250,190	176,559
Professional fees	268,052	307,850
Legal fees	28,438	104,780
Other general and administrative expenses	58,130	165,247
Total operating expenses	$629,810	$842,228

Operating expenses decreased $212,418 for the nine months ended March 31, 2018 to $629,810 for the nine months ended March 31, 2018, a decrease of 25%. The primary reason for the change is the decrease of $62,792 in mining expenses as a result of decreased exploration activity, a decrease in legal fees of $76,342 as a result of decreased use of legal services, and a decrease in other general and administrative expenses of $107,117 as a result of decreased travel and administrative expenses.

Liquidity, Financial Condition and Capital Resources

As of March 31, 2018, we had cash and cash equivalents on hand of $51,248 and a working capital deficiency of $5,908,864, as compared to cash equivalents on hand of $33,136 and a working capital deficiency of $6,934,640 as of June 30, 2017. The decrease in working capital deficiency is mainly due to a decrease in the derivative liability related to convertible promissory notes during the nine months ended March 31, 2018.

Convertible Promissory Notes and Short-term Notes Payable

During the nine months ended March 31, 2018, the Company received net proceeds from issuance of convertible promissory notes of $753,000, and $105,000 from the issuance of short-term notes payable.

Share Issuances to Settle Debt

During the nine months ended March 31, 2018, the Company issued 26,074,205 common shares at deemed prices ranging from $0.012 to $0.090 per share upon conversion of the convertible promissory notes and accrued interest, valued at $1,053,622.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended March 31, 2018 of approximately $60 million, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the fiscal year ended June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of working with existing lenders and evaluating various financing alternatives in order to finance our product development and asset acquisition activities and general and administrative expenses. These alternatives include raising funds through the issuance of convertible debt or other equity-linked securities through either institutional or retail investors. Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing investors.

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

Working Capital Deficiency

	March 31,	June 30,
	2018	2017
Current assets	$72,188	$54,088
Current liabilities	5,981,052	6,988,728
Working capital deficiency	$(5,908,864)	$(6,934,640)

As of March 31, 2018, our total current assets were $72,188, our total current liabilities were $5,981,052 and we had a working capital deficit of $5,908,864 (June 30, 2017 - $6,934,640). Our consolidated financial statements report a net loss of $1,857,478 for the nine months ended March 31, 2018 and an accumulated deficit of approximately $60 million from the period from May 31, 2006 (date of inception) to December 31, 2017. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	Nine Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(618,067)	$(901,834)
Net cash used in investing activities	(96,000)	(250,000)
Net cash provided by financing activities	732,046	1,323,100
Effect of foreign currency exchange	133	(253)
Increase in cash and cash equivalents	$18,112	$171,013

Net cash used in operating activities during the nine months ended March 31, 2018 decreased $283,767 compared to the nine months ended March 31, 2017 primarily from decrease in our net loss. The cash used in investing activities is due to the investments and advances to WhiteTop and PetroChase. The decrease in cash provided by financing activities is primarily due to decreased issuances of convertible debentures.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Our principal sources of funds have been from sales of our common stock and the issuance of convertible debentures. Not including funds needed to pay down any convertible debt, we anticipate that we will need to raise an additional $200,000 to $300,000 to cover all of our operational expenses through the balance of this fiscal year ended June 30, 2018. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended March 31, 2018 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2017.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended March 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, Alexander Walsh, who is our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of Alexander Walsh serving as our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of March 31, 2018, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of March 31, 2018, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

(iv)     Entity Level Risk Assessment. We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected and constituted a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, we made the following issuances of securities which were not registered under the Securities Act:

Date	Number of Common Shares	Deemed Price Per Share
1/3/2018	471,385	$0.03765
1/5/2018	1,000,000	$0.04500
1/11/2018	1,000,000	$0.03765
1/17/2018	1,000,000	$0.04500
1/17/2018	811,221	$0.03765
2/2/2018	1,021,513	$0.03263
1/19/2018	188,779	$0.03765
1/19/2018	1,000,000	$0.03765
1/26/2018	666,667	$0.03825
1/30/2018	897,255	$0.03825
2/6/2018	1,271,747	$0.02325
3/13/2018	1,000,000	$0.01717
3/13/2018	1,000,000	$0.01700
3/14/2018	1,646,863	$0.01488
3/23/2018	1,000,000	$0.01193
3/29/2018	1,122,005	$0.01193

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

3.9	Bylaws of Alta Disposal Morinville Ltd. dated June 5, 2013 (formerly Blue Tap Resources Inc.) (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.10	Certificate of Incorporation of 1617437 Alberta Ltd. dated July 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.11	Articles of Amendment of Alta Disposal Ltd. dated October 2, 2013 (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.12	Bylaws of Alta Disposal Ltd. dated July 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on October 24, 2013)
3.13	Certificate of Amendment filed September 9, 2015 (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed on September 15, 2015)
3.14	Certificate of Change dated November 11, 2017 (incorporated by reference to our Current Report on Form 8-K filed on December 12, 2017)
3.15	Certificate of Correction dated February 3, 2018 (incorporated by reference to our Current Report on Form 10-Q filed on March 5, 2018)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
4.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed July 15, 2015)
4.3	Certificate of Designation of Series C Preferred Stock (incorporated by reference to exhibit 4.1 of our Current Report on Form 8-K filed August 24, 2017)

4.4	Certificate of Amendment of Series C Preferred Stock (incorporated by reference to exhibit 4.3 of our Current Report on Schedule 14C filed on April 9, 2018)
(10)	Material Contracts
10.1	Securities Purchase Agreement between our company and JMJ Financial dated February 13, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 15, 2013)
10.2	Amendment and Settlement Agreement dated January 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2014)
10.3	Form of Common Stock Purchase Warrant between our company and Centaurian Fund (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.4	Form of Common Stock Purchase Warrant between our company and Union Capital, LLC dated March 5, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.5	Form of Common Stock Purchase Warrant between our company and Adar Bays, LLC dated March 4, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.6	Form of Common Stock Purchase Warrant between our company and 514742 B.C. Ltd. dated March 3, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.7	Securities Purchase Agreement dated as of March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014) September 7, 2016)
10.8	2014 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.9	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8- K filed on August 6, 2014)
10.10	Form of Stock Grant Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 6, 2014)
10.11	Securities Purchase Agreement dated July 22, 2014 between our company and JDF Capital Inc. Agreement (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.12	Convertible Promissory Note dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.13	Common Stock Purchase Warrant dated July 22, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 7, 2014)
10.14	Debt Settlement Agreement with Alexander R. Walsh dated December 23, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 23, 2015)
10.15	Form of Convertible Promissory Note between our company and River North Equity LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 23, 2015)
10.16	Loan Agreement dated April 15, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.17	Purchase Agreement dated November 6, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.18	Convertible Promissory Note dated November 6, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.19	Securities Purchase Agreement dated December 1, 2015 with VES Investment Trust (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)

10.20	Convertible Promissory Note dated December 1, 2015 with VES Investment Trust. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.21	Securities Purchase Agreement dated December 1, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.22	Convertible Promissory Note dated December 1, 2015 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.23	Securities Purchase Agreement dated December 3, 2015 with LG Capital Funding, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.24	Convertible Redeemable Note dated December 3, 2015 with LG Capital Funding, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 4, 2016)
10.25	Securities Purchase Agreement dated January 27, 2016 with VES Investment Trust. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)
10.26	Convertible Promissory Note dated December 1, 2015 with VES Investment Trust. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)
10.27	Securities Purchase Agreement dated January 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)
10.28	Convertible Promissory Note dated January 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)
10.29	Securities Purchase Agreement dated March 1, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)
10.30	Convertible Promissory Note dated March 1, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2016)
10.31

Partial replacement note issued to APG Capital Holdings, LLC, originally issued on July 22, 2014, dated March 28, 2016 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 7, 2016)

10.32

Partial replacement note issued to Toledo Advisors, LLC dated April 19, 2016, originally issued on July 22, 2014, dated on April 19, 2016 (incorporated by reference to our Quarterly Report on Form 10- Q filed on September 7, 2016)

10.33	Securities Purchase Agreement dated February 1, 2016 with Vigere Capital LP (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 7, 2016)
10.34	Form of Convertible Promissory Note dated March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.35	Form of Common Stock Purchase Warrant dated March 3, 2014 between our company and JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2014)
10.36	Employment Agreement with Alexander Walsh dated January 12, 2014 (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2014)
10.37	Letter Agreement dated September 9, 2016, between Black Box Energy, Inc. and PetroChase Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.38	Lease Agreement dated May 25, 2016 with Lakeshore Investment Group II, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.39	Exchange Agreement dated September 19, 2016 ($550,000) with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.40	Convertible Redeemable Note ($550,000) dated September 19, 2016 with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)

10.41	Exchange Agreement dated September 19, 2016 ($708,000) with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016).
10.42	Convertible Redeemable Note ($708,000) dated September 19, 2016 with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.43	Exchange Agreement dated September 19, 2016 ($140,000) with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.44	Convertible Redeemable Note ($140,000) dated September 19, 2016 with JDF Capital Inc. (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.45	Agreement for Purchase of Debt dated September 2, 2016 (executed September 7, 2016) with Concord Holding Group, LLC and APG Capital Holdings, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.46	Convertible Promissory Note dated September 7, 2016 ($53,919.68) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.47	Securities Purchase Agreement dated September 2, 2016 with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.48	Convertible Promissory Note dated September 7, 2016 ($116,000) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.49	Securities Purchase Agreement dated September 15, 2016 with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.50	Convertible Promissory Note dated September 15, 2016 ($257,778) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.51	Securities Purchase Agreement dated September 8, 2016 with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.52	Convertible Promissory Note dated September 8, 2016 ($27,777) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.53	Agreement for Purchase of Debt dated September 2, 2016 with Concord Holding Group, LLC and APG Capital Holdings, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.54	Convertible Promissory Note dated September 9, 2016 ($64,000) with Concord Holding Group, LLC (incorporated by reference to our Annual Report on Form 10-K filed on October 18, 2016)
10.55	Securities Purchase Agreement dated August 12, 2016, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.56	Convertible Promissory Note dated August 12, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.57	Securities Purchase Agreement dated September 27, 2016 with JDF Capital Inc (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.58	Convertible Promissory Note dated September 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.59	Securities Purchase Agreement dated October 10, 2016 with JDF Capital Inc (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.60	Convertible Redeemable Note dated October 10, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017).

10.61	Convertible Secured Redeemable Note dated October 19, 2016 with VES Investment Trust (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)
10.62	Securities Purchase Agreement dated October 27, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)
10.63	Securities Purchase Agreement dated October 31, 2016 with Concord Holding Group, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2016)
10.64	Convertible Promissory Note dated October 31, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.65	Securities Purchase Agreement dated November 14, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.66	Convertible Promissory Note dated November 14, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.67	Securities Purchase Agreement dated November 22, 2016 with JDF Capital Inc, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.68	Convertible Promissory Note dated November 22, 2016 with JDF Capital Inc, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.69	Securities Purchase Agreement dated November 30, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.70	Convertible Promissory Note dated November 30, 2016 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.71	Securities Purchase Agreement dated December 23, 2016 with JDF Capital Inc (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.72	Convertible Promissory Note dated December 23, 2016 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.73	Securities Purchase Agreement dated January 17, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.74	Convertible Promissory Note dated January 17, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.75	Securities Purchase Agreement dated January 25, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.76	Convertible Promissory Note dated January 25, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.77	Securities Purchase Agreement dated January 26, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.78	Convertible Promissory Note dated January 26, 2017 with Concord Holding Group, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.79	Securities Purchase Agreement dated January 27, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.80	Convertible Promissory Note dated January 27, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.81	Securities Purchase Agreement dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)
10.82	Convertible Promissory Note dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 22, 2017)

10.83	Securities Purchase Agreement dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.84	Convertible Promissory Note dated February 3, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.85	Securities Purchase Agreement dated March 1, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.86	Convertible Promissory Note dated March 1, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.87	Securities Purchase Agreement dated March 1, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.88	Convertible Promissory Note dated March 1, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.89	Securities Purchase Agreement dated March 13, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.90	Convertible Promissory Note dated March 13, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.91	Securities Purchase Agreement dated March 20, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.92	Convertible Promissory Note dated March 20, 2017 with JDF Capital Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.93	Convertible Promissory Note dated March 28, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.94	Securities Purchase Agreement dated March 28, 2017 with Concord Holding Group, LLC (incorporated by reference to our Current Report on Form 8-K filed on April 24, 2017)
10.95	Convertible Promissory Note dated December 29, 2016 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.96	Securities Purchase Agreement dated December 29, 2016 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.97	Securities Purchase Agreement dated April 4, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.98	Convertible Promissory Note dated April 4, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.99	Securities Purchase Agreement dated May 2, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.100	Convertible Promissory Note dated May 2, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.101	Securities Purchase Agreement dated May 5, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.102	Convertible Promissory Note dated May 5, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.103	Securities Purchase Agreement dated May 15, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)

10.104	Collateralized Secured Promissory Note dated May 15th, 2017 with Concord Holding Group. LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.105	Backend Note dated May 15, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.106	Convertible Redeemable Note dated May 17, 2017 with JDF Capital, Inc (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.107	Backend Note dated May 17, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.108	Backend Note dated May 17, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.109	Joint Development and Option Agreement dated April 13, 2017 with Black Box Energy (incorporated by reference to our Form 10-Q filed on May 19, 2017)
10.110	Securities Purchase Agreement dated June 8, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.111	Convertible Promissory Note dated June 8, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.112	Securities Purchase Agreement dated June 8, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.113	Backend Note dated June 8, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.114	Collateralized Secured Promissory Note dated June 8, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.115	Convertible Promissory Note dated June 8, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.116	Convertible Promissory Note dated March 3, 2014 with JDF Capital, Inc. (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.117	Convertible Promissory Note dated September 9, 2015 with JDF Capital, Inc. (incorporated by reference to our Form 10-K filed on September 28, 2017)
10.118	Debt Settlement and Subscription Agreement dated August 3, 2017 with JDF Capital, Inc. (incorporated by reference to our Form 8-K filed on August 24, 2017)
10.119	Securities Purchase Agreement dated May 12, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.120	Convertible Promissory Note dated May 12, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.121	Debt Purchase Agreement dated June 28, 2017 with JDF Capital Inc and Blue Citi LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.122	Securities Purchase Agreement dated July 3, 2017 with Blue Citi, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.123	Convertible Promissory Note dated July 3, 2017 with Blue Citi, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.124	Securities Purchase Agreement dated July 26, 2017 with Blue Citi, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.125	Convertible Promissory Note dated July 26, 2017 with Blue Citi, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)

10.126	Consolidated Debt Purchase Agreement dated July 30, 2017 with Blue Citi, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.127	Debt Settlement and Subscription Agreement dated August 3, 2017 with JDF Capital Inc. (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.128	Securities Purchase Agreement dated August 4, 2017 with Blue Citi, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.129	Convertible Promissory Note dated August 4, 2017 with Blue Citi, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.130	Common Stock Purchase Warrant dated August 11, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.131	Common Stock Purchase Warrant dated August 11, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.132	Common Stock Purchase Warrant dated August 11, 2017 with Blue Citi LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.133	Common Stock Purchase Warrant dated August 11, 2017 with Blue Citi LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.134	Debt Settlement Agreement dated August 11, 2017 with Blue Citi LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.135	Debt Settlement Agreement dated August 11, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.136	Amendment to Debt Settlement Agreement dated August 11, 2017 with Blue Citi LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.137	Amendment to Debt Settlement Agreement dated August 11, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.138	Convertible Promissory Note dated September 5, 2017 with BlueCiti, LLC (incorporated by reference to our Form 10-Q filed on November 11, 2017)
10.139	Patent Option and Purchase Agreement with Enbloc Cell LLC dated October 12, 2017 (incorporated by reference to our Form 8-K filed on November 22, 2017)
10.140	Bridge Loan Agreement dated November 13, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on March 5, 2018)
10.141	Bridge Loan Agreement dated December 1, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on March 5, 2018)
10.142	Bridge Loan Agreement dated December 14, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on March 5, 2018)
10.143	Stock Purchase Agreement dated October 9, 2017 with Maxwell Mercantile Inc (incorporated by reference to our Form 10-Q filed on March 5, 2018)
10.144	Convertible Promissory Note dated June 8, 2017 with Concord Holding Group, LLC (incorporated by reference to our Form 10-Q filed on March 5, 2018)
10.145	Loan Agreement dated November 29, 2017 with Blue Sky Petroleum Inc (incorporated by reference to our Form 10-Q filed on March 5, 2018)
10.146	Debt Settlement Agreement dated January 11, 2018 with an individual (incorporated by reference to our Form 10-Q filed on March 5, 2018)

10.147	Convertible Promissory Note dated January 28, 2018 with JDF Capital Inc (incorporated by reference to our Form 10-Q filed on March 5, 2018)
10.148	Purchase Agreement dated January 29, 2018 with JDF Capital Inc (incorporated by reference to our Form 10-Q filed on March 5, 2018)
10.149	Subscription Agreement dated October 1, 2011 with First Reef Energy Inc. (incorporated by reference to our Form 10-Q filed on March 5, 2018)
10.150*	Convertible Promissory Note dated January 12, 2018 with Blue Citi, LLC
10.151*	Securities Purchase Agreement dated January 12, 2018 with Blue Citi, LLC
10.152*	Convertible Promissory Note dated January 29, 2018 with JDF Capital Inc
10.153*	Securities Purchase Agreement dated January 29, 2018 with JDF Capital Inc
10.154*	Convertible Promissory Note dated February 28, 2018 with JDF Capital Inc
10.155*	Securities Purchase Agreement dated February 28, 2018 with JDF Capital Inc
10.156*	Convertible Promissory Note dated March 22, 2018 with Blue Citi, LLC
10.157*	Securities Purchase Agreement dated March 22, 2018 with Blue Citi, LLC
10.158*	Convertible Promissory Note dated March 29, 2018 with Concord Holding Group, LLC
10.159*	Securities Purchase Agreement dated March 29, 2018 with Concord Holding Group, LLC
10.160*	Amendment of the Multiple Convertible Promissory Notes dated March 28, 2018
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

LITHIUM EXPLORATION GROUP, INC.

Date: May @@, 2018	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)