Form 10-Q/A
period 2018-03-31
Lithium Exploration Group, Inc.
filed 2018-05-22
CIK 1375576

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
Yes [  ]     No [X]

As of May 22, 2018, there were 44,290,588 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Lithium Exploration Group, Inc. (the “Company,” “we”, “our” and “us”) for the three and nine months ended March 31, 2018, as filed by the registrant on May 21, 2018 (the “Original Filing”).

The Original Filing missed certain changes as part of the Edgarization process and was mistakenly approved for filing before those were identified. Therefore, the Company deems it necessary to amend the Original Filing in its entirety in order to capture all of those changes.

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

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended		Nine Months
	March 31	March 31	March 31		March 31
	2018	2017	2018		2017

Revenue	$-	$-	$-	$

Operating Expenses:
Mining expenses	-	50,160	25,000		87,792
Selling, general and administrative	153,517	311,970	604,810		754,436
Total operating expenses	153,517	362,130	629,810		842,228
Loss from operations	(153,517)	(362,130)	(629,810)		(842,228)

Other income (expenses)
Interest expense (Note 6)	(241,628)	(2,067,330)	(913,427)		(2,463,008)
Gain (loss) on change in the fair value of derivative liability (Note 7)	1,057,775	(90,017)	1,746,809		68,275
Amortization of debt discount	(537,659)	(597,871)	(2,022,488)		(1,144,229)
Loss on settlement of warrants	-	(42,944)	-		(42,944)
Other income	-	-	70,472
Gain (loss) on extinguishment of liability	-	12,400	(108,860)		(1,527,301)
	278,488	(2,785,762)	(1,227,494)		(5,109,207)

Income (loss) before income taxes	124,971	(3,147,892)	(1,857,304)		(5,951,435)
Provision for income taxes (Note 4)	-	-	-
Net income (loss) from continuing operations	124,971	(3,147,892)	(1,857,304)		(5,951,435)

Loss from discontinued operations	(79)	(61)	(174)		(141)
Net income (loss)	124,892	(3,147,953)	(1,857,478)		(5,951,576)

Less: Net loss attributable to the non-controlling interest	(38)	(30)	(85)		(69)

Net income (loss) attributable to Lithium Exploration Group, Inc. common shareholder	$124,930	$(3,147,923)	$(1,857,393)		$(5,951,507)

Basic Loss per Common Share from continuing operations	$0.01	$(0.70)	$(0.06)		$(2.75)
Diluted Net Income per Common Share from continuing operations	$0.00	(0.70)	$(0.06)		$(2.75)
Basic and Diluted Loss per Common Share from discontinued operations	$(0.00)	$(0.00)	$(0.00)		$(0.00)
Basic Weighted Average Number of Common Shares Outstanding	22,791,792	4,491,068	32,257,687		2,163,073
Diluted Weighted Average Number of Common Shares Outstanding	172,946,091	4,491,068	32,257,687		2,163,073
Comprehensive loss:
Net income (loss)	$124,892	$(3,147,953)	$(1,857,478)		$(5,951,576)
Foreign currency translation adjustment	(438)	196	133		(253)
Comprehensive income (loss):	124,454	(3,147,757)	(1,857,345)		(5,951,829)
Comprehensive loss attributable to non-controlling interest	(38)	(30)	(85)		(69)
Comprehensive income (loss) attributable to Lithium Exploration Group, Inc. common shareholders	$124,492	$(3,147,727)	$(1,857,260)		$(5,951,760)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LITHIUM EXPLORATION GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Shares	Amount	Common Shares	Amount $	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Stockholders’ (Deficit)

Balance – June 30, 2016	-	$-	598,864	$599	$48,717,947	$(33,731)	$(50,806,439)	$(351,976)	$(2,473,600.00)

Common shares issued for debt conversion and interest	-	-	11,696,896	11,697	1,255,122				1,266,819
Derivative liability transferred to paid in capital on conversion of note					1,818,596				1,818,596
Common shares issued for exercise of warrants			950,000	950	113,589				114,539
Foreign exchange translation	-	-				(159)			(159)
Net loss for the period	-	-					(6,877,124)	(91)	(6,877,215)

Balance – June 30, 2017	-	$-	13,245,760	$13,246	$51,905,254	$(33,890)	$(57,683,563)	$(352,067)	$(6,151,020)

Common shares issued for debt conversion and interest	-	-	26,063,900	26,064	1,027,548				1,053,622
Common shares issued for accounts payable			58,333	58	1,027,558				8,166
Preferred shares issued for settlement of debt and accrued interest	350,000	350			756,997				757,347
Derivative liability transferred to paid in capital on conversion of note					1,113,903				1,113,903
Foreign exchange translation	-	-				133			133
Net loss for the period	-	-					(1,857,393)	(85)	(1,857,478)
Rounding related to reverse stock split			10,332	10	(10)				-
Balance – March 31, 2018	350,000	$350	39,378,325	$39,378	$54,811,810	$(33,757)	$(59,540,956)	$(352,152)	$(5,075,327)

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

NOTE 6 – SHORT-TERM NOTES PAYABLE

In November and December of 2017, the Company entered into four Bridge Loan Agreements totaling $105,000. The notes accrue annual interest at 10% and mature in 30 to 120 days. The Company repaid a total of $90,000 of these notes, plus accrued interest of $2,975 during the three months ended March 31, 2018, leaving a remaining balance due of $15,000, plus accrued interest of $503 as of March 31, 2018. The Company recorded interest expenses of $2,567 and $3,481 on these loans during the three and nine months ended March 31, 2018, respectively.

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

On January 12, 2018, the Company issued a $27,500 Convertible Promissory Note with an issuance discount of $2,500 that matures on January 12, 2020. The note bears 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

On March 22, 2018, the Company issued a $22,000 Convertible Promissory Note with an issuance discount of $2,500 that matures on March 22, 2020. The note bears 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price equal to the lessor of $1.00 or a discount of 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

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

During the nine months ended March 31, 2018, the Company became in default on three convertible notes, resulting in an increase in principal of $34,213, which was recorded as interest expense, under the terms of the notes which allow for a 10% increase in principal if the notes are not paid by their maturity dates.

During the nine months ended March 31, 2018 and 2017 the Company amortized the debt discount on all the notes of $2,022,488 and $1,144,229, respectively including $329,631 and $100,270, respectively, for accretion expenses. During the three months ended March 31, 2018 and 2017 the Company amortized the debt discount on all the notes of $537,659 and $597,871, respectively, including $90,398 and $67,219, respectively, for accretion expenses.

Derivative Liability - Debt

The fair value of the described embedded derivative on all debt was valued at $1,741,933 and $3,386,252 at March 31, 2018 and June 30, 2017, respectively, which was determined using the Black Scholes Model with the following assumptions:

	March 31, 2018	June 30, 2017
Dividend yield:	0%	0%
Volatility	232.30 – 258.62%	247.5 – 284.4%
Risk free rate:	1.03 – 2.09%	1.03 – 1.89%

The Company recorded change in fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain of $1,487,979 and $68,275 for the nine months ended March 31, 2018 and 2017, respectively. The Company recorded change in fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain (loss) of $849,601 and $(90,017) for the three months ended March 31, 2018 and 2017, respectively

During the nine months ended March 31, 2018 and the year ended June 30, 2017 the Company issued 26,063,900 and 11,696,896 shares of the Company’s common stock in settlement of $1,053,622 and $1,266,819, respectively, of convertible note and interest.

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

The fair value of the described embedded derivative on all warrants was valued at $270,885 at March 31, 2018 and $338,873 at June 30, 2017 which was determined using the Black Scholes Model with the following assumptions:

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

On January 11, 2018, the Company entered into a Debt Settlement Agreement with a notes holder, whereby the Company agreed to pay $25,000, plus $99,996 in common stock, payable in installments through May 1, 2018, to settle a convertible note dated February 6. 2015, resulting in a loss on extinguishment of liability of $108,860 for the nine months ended March 31, 2018. The balance of this note was $42,160 as of March 31, 2018. The transaction is considered as debt extinguishment for accounting purposes. The derivative liability associated with the debt totaling $4,696 increased to $58,953 as of March 31, 2018.

NOTE 13 – SUBSEQUENT EVENTS

Convertible Secured Redeemable Notes

In April 2018 and May 2018, the Company issued an aggregate of $125,520 of Convertible Promissory Notes that mature on March 29, 2019, resulting in cash proceeds totaling $109,720, of which $9,720 was paid direct to a service provider. These notes bear 10% interest per annum and the Holder of this Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at the lesser of $1.00 per share or at a price equal to 25% of the lowest trading price of the Common Stock as reported on the OTC Markets for the twenty prior trading days including the day upon which a Notice of Conversion is received.

On May 16, 2018, the Company issued a Bridge Loan for cash proceeds of $10,000. The Bridge Loan bears interest at 10% and matures in 60 days.

In April 2018 and May 2018, the Company issued 4,912,263 common shares at deemed prices ranging from $0.00981 to $0.01040 per share upon conversion of the convertible promissory notes and accrued interest, valued at $49,845.

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

Convertible Note Conversions

During the nine months ended March 31, 2018, the Company issued 26,063,900 common shares at deemed prices ranging from $0.012 to $0.090 per share upon conversion of the convertible promissory notes and accrued interest, valued at $1,053,622.

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

Results of operations for the Three Months Ended March 31, 2018

Our operating results for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31,
	2018	2017
Revenue	$-	$-
Operating expenses	(153,517)	(362,130)
Interest expense	(241,628)	(2,067,330)
Gain (loss) on change in the fair value of derivative liability	1,057,775	(90,017)
Amortization of debt discount	(537,659)	(597,871)
Loss on settlement of warrants	-	(42,944)
Loss on extinguishment of liability	-	12,400
Net income (loss) income from continuing operations	$124,971	$(3,147,892)

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

Results of operations for the Nine Months Ended March 31, 2018

Our operating results for the nine months ended March 31, 2018 and 2017 are summarized as follows:

	Nine Months Ended March 31,
	2018	2017
Revenue	$-	$-
Operating expenses	(629,810)	(842,228)
Interest expense	(913,427)	(2,463,008)
Gain on change in the fair value of derivative liability	1,746,809	68,275
Amortization of debt discount	(2,022,488)	(1,144,229)
Loss on settlement of warrants	-	(42,994)
Other income	70,472	-
Loss on extinguishment of liability	(108,860)	(1,527,301)
Net loss from continuing operations	$(1,857,304)	$(5,951,435)

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

Share Issuances to Settle Debt

During the nine months ended March 31, 2018, the Company issued 26,063,900 common shares at deemed prices ranging from $0.012 to $0.090 per share upon conversion of the convertible promissory notes and accrued interest, valued at $1,053,622.

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

As of March 31, 2018, our total current assets were $72,188, our total current liabilities were $5,981,052 and we had a working capital deficit of $5,908,864 (June 30, 2017 - $6,934,640). Our consolidated financial statements report a net loss of $1,857,478 for the nine months ended March 31, 2018 and an accumulated deficit of approximately $60 million from the period from May 31, 2006 (date of inception) to March 31, 2018. We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

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

LITHIUM EXPLORATION GROUP, INC.

Date: May 22, 2018	/s/ Alexander Walsh
Alexander Walsh
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)